Form 10-Q
period 2016-09-30
Forterra, Inc.
filed 2016-11-15
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

Commission File Number: 001-37921

FORTERRA, INC.

(Exact name of registrant as specified in its charter)

Delaware	37-1830464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

511 East John Carpenter Freeway, 6th Floor, Irving, TX 75062
(Address of principal executive offices, including zip code)
(469) 458-7973
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 63,926,374 shares of common stock, par value $0.001 per share, of the registrant outstanding as of November 11, 2016.

TABLE OF CONTENTS

		Page
Part I	Financial Information
Item 1.	Financial Statements
	Forterra, Inc. Balance Sheets at June 21, 2016 and September 30, 2016
	Balance Sheets	1
	Condensed Notes	2

Forterra Building Products Unaudited Condensed Combined Financial Statements for the three and nine months ended September 30, 2016, for the three months ended September 30, 2015, and for the period from March 14, 2015 to September 30, 2015 (Successor) and for the period from January 1, 2015 to March 13, 2015 (Predecessor)

	Condensed Combined Statements of Operations	7
	Condensed Combined Statements of Comprehensive Income	8
	Condensed Combined Balance Sheets	9
	Condensed Combined Statements of Cash Flows	10
	Notes to Unaudited Condensed Combined Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	56
Part II	Other Information
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	58
Item 4.	Mine Safety Disclosures	58
Item 5.	Other Information	58
Item 6.	Exhibits	59

i

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

FORTERRA, INC.
Balance Sheets

	September 30,	June 21,
	2016	2016
	(unaudited)
Assets
Total assets	$—	$—

Shareholder's equity
Common shares, $0.001 par value, 190,000,000 shares authorized, 41,619,472 issued and outstanding	10	10
Due from shareholder	(10)	(10)
Total shareholder's equity	$—	$—

The accompanying notes are an integral part of these balance sheets.

FORTERRA, INC.
Condensed Notes
(in thousands, unless otherwise stated)

1. Organization and description of the business

Forterra, Inc. (the "Company"), a Delaware corporation, was formed on June 21, 2016. The initial stockholder of the Company was LSF9 Stardust Holdings, L.P., which held all of the authorized, issued and outstanding shares of common stock. The Company was formed to hold the ownership interests of Forterra Building Products and its subsidiaries (together, the "Successor Entities").

On October 6, 2016, the Company filed an Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock from 1,000 with a par value of $0.01 per share to 190,000,000 with a par value of $0.001 per share, and, immediately after which, effected a 41,619.472 for one stock split of its issued and outstanding common stock previously approved by the Company's Board of Directors. Following the stock split there were 41,619,472 shares of common stock outstanding.

Prior to the consummation of the Company's initial public offering of its common stock (the "Offering"), LSF9 Concrete Holdings Ltd. ("LSF9"), an indirect wholly owned subsidiary of Lone Star Fund IX (U.S.), L.P. (along with its affiliates and associates, but excluding the Company and other companies that it owns as a result of its investment activity, "Lone Star") distributed its brick operations in the United States and Eastern Canada to an affiliate of Lone Star (the "Brick Disposition"). Following the Brick Disposition and prior to the consummation of the Offering, the remaining building products operations of LSF9 in the United States and Eastern Canada were transferred to Forterra, Inc. in an internal reorganization under common control transaction (the "Reorganization"). Following the Reorganization but prior to the consummation of the Offering, Forterra, Inc. was a wholly owned subsidiary of Forterra US Holdings, LLC, which is indirectly wholly owned by LSF9. Each of LSF9, Forterra US Holdings, LLC and Forterra, Inc. are affiliates of Lone Star.

On October 25, 2016, the Company completed the Offering, in which it offered 18,420,000 shares of common stock at a public offering price of $18.00 per share. The Company received net proceeds from the Offering of $313.3 million, net of underwriting discounts and commissions and before deducting offering expenses, $296.0 million of which was used to repay indebtedness of the Successor Entities.

2. Summary of significant accounting policies

Basis of presentation

The accompanying balance sheets are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). Statements of operations, cash flows and shareholder's equity are not presented as there was no activity from the date of inception through September 30, 2016. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates or assumptions that affect the reported amounts and disclosures in the financial statements. Actual future results could differ from these estimates and assumptions.

Offering and debt issuance costs

In connection with the Offering and the related debt refinancing (the "Refinancing"), Forterra Building Products incurred legal, accounting, and related costs of approximately $42 million, which were paid by the Company following the completion of the Offering on October 25, 2016. Such direct and incremental costs attributable to the Offering and the Refinancing will be recorded as a reduction of the equity proceeds or offset against the carrying amount of the debt, respectively.

3.    Subsequent events

The Offering

On October 25, 2016, the Company completed the Offering in which it received net proceeds of approximately $313.3 million, net of underwriting discounts and commissions and before deducting offering expenses, which combined with the $1.05 billion in gross proceeds of the Company's debt refinancing and a $125.0 million draw on the Company’s new revolving credit facility, were used to repay in full Forterra Building

FORTERRA, INC.
Condensed Notes
(in thousands, unless otherwise stated)

Products' existing Junior Term Loan of $260.0 million, existing Senior Term Loan of $1.04 billion, and existing balance under its revolving credit facility, in addition to related expenses.

The Stock Split

On October 6, 2016, the Company filed an Amended and Restated Certificate of Incorporation which increased the authorized number of shares of common stock from 1,000 with a par value of $0.01 per share to 190,000,000 with a par value of $0.001 per share. Also on October 6, 2016, the Company effected a 41,619.472 for one stock split of its issued and outstanding shares of common stock.

Reorganization

Prior to the consummation of the Offering, LSF9 distributed its brick operations in the United States and Eastern Canada to an affiliate of Lone Star in the Brick Disposition. Following the Brick Disposition and prior to the consummation of the Offering, the remaining building products operations of LSF9 in the United States and Eastern Canada, were transferred to the Company in an internal reorganization under common control transaction in the Reorganization. Following the Reorganization but prior to the consummation of the Offering, Forterra, Inc. was a wholly owned subsidiary of Forterra US Holdings, LLC, which is indirectly wholly owned by LSF9. Each of LSF9, Forterra US Holdings, LLC and Forterra, Inc. are affiliates of Lone Star.

Refinancing

Concurrent with the completion of the Offering, in the Refinancing the Company entered into a new asset based revolving credit facility for working capital and general corporate purposes and a new senior term loan facility, the proceeds of which, together with the proceeds from the Offering, were used to repay in full and terminate the existing debt of Forterra Building Products and pay related transaction costs. Immediately subsequent to the completion of the Offering, Forterra, Inc. had $125.0 million outstanding on its new asset based revolving credit facility.

The asset based revolving credit facility provides for an aggregate principal amount of up to $300.0 million, with up to $280.0 million to be made available to the U.S. borrowers and up to $20.0 million to be made available to the Canadian borrowers. Subject to the conditions set forth in the new revolving credit agreement, the new revolving credit facility may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the new revolving credit facility may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations.

The advance rates for accounts and inventory are subject to increase by 2.5% during certain periods. The new revolving credit facility matures on October 25, 2021. The facility will also provide for the issuance of letters of credit of up to an agreed sublimit. Interest will accrue on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average excess availability under the new revolving credit facility for the most recently completed calendar quarter. The obligations of the borrowers under the new revolving credit facility is guaranteed by the Company and its direct and indirect wholly-owned restricted subsidiaries other than certain excluded subsidiaries; provided that the obligations of the US borrowers is not guaranteed by the Canadian subsidiaries. The new revolving credit facility is secured by substantially all of the assets of the borrowers; provided that the obligations of the US borrowers are not secured by any liens on more than 65% of the voting stock of the Canadian subsidiaries or assets of the Canadian subsidiaries.

The new revolving credit facility contains customary representations and warranties, and affirmative and negative covenants, including representations, warranties, and covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The new revolving credit agreement contains a financial covenant restricting the

FORTERRA, INC.
Condensed Notes
(in thousands, unless otherwise stated)

Company from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the new revolving credit facility falls below a threshold set forth in the new revolving credit agreement. Obligations under the new revolving credit agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate).

The new senior term loan facility provided for a $1.05 billion senior secured term loan that was made available to a newly formed direct subsidiary of Forterra, Inc. and the proceeds of which were used to repay the existing Senior Term Loan of Forterra Building Products. Subject to the conditions set forth in the new senior term loan agreement, the new senior term loan facility may be increased by up to (i) the greater of $285.0 million and 1.0x consolidated EBITDA of the Company and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence, plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met. The new senior term loan facility matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest will accrue on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.50% or 2.50%, respectively.

The obligations of the borrower under the new senior term loan facility are guaranteed by the Company and each of its direct and indirect material wholly-owned domestic subsidiaries other than any of the Company's Canadian subsidiaries and certain other excluded subsidiaries (the "Guarantors").The new senior term loan facility is secured by substantially all of the assets of the Company, the borrower and the Guarantors; provided that the obligations under the new senior term loan facility are not secured by any liens on more than 65% of the voting stock of the Canadian subsidiaries or assets of the Canadian subsidiaries. The new senior term loan facility contains customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict the ability of the Company and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The new senior term loan does not contain any financial covenants. Obligations under the senior term loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate).

Tax receivable agreement

In connection with the Offering, the Company entered into a tax receivable agreement with Lone Star that provides for, among other things, the payment by the Company to Lone Star of 85% of the amount of certain covered tax benefits, which may reduce the actual liability for certain taxes that the Company might otherwise be required to pay. The tax benefits subject to the tax receivable agreement include: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that the Company had in its assets as of the time of the consummation of the Offering, (ii) the utilization of the Company's and its subsidiaries’ net operating losses and tax credits, if any, attributable to periods prior to the Offering, (iii) deductions in respect of payments made, funded or reimbursed by an initial party to the tax receivable agreement (other than the Company or one of its subsidiaries) or an affiliate thereof to participants under the LSF9 Concrete Holdings Ltd. Long Term Incentive Plan, (iv) deductions in respect of transaction expenses attributable to the acquisition of U.S. Pipe and (v) certain other tax benefits attributable to payments made under the tax receivable agreement.

For purposes of the tax receivable agreement, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect until all such related tax benefits remain. Based upon the Company's preliminary estimates, the initial liability will be between $114.0 million and $124.0 million, which will be recognized as a reduction to equity in the fourth quarter as of October 25, 2016, the closing of the Offering. Subsequent changes in estimates, as applicable, will be recognized in income.

2016 Stock Incentive Plan

The Company’s maintains the Forterra, Inc. 2016 Stock Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan became effective October 19, 2016, upon the approval of the Company's sole equityholder, and will serve as the umbrella plan for the Company’s stock-based and cash-based incentive compensation programs for its directors, officers and other eligible employees.

FORTERRA, INC.
Condensed Notes
(in thousands, unless otherwise stated)

The aggregate number of shares of common stock that may be issued under the 2016 Incentive Plan may not exceed 5,000,000. Effective October 19, 2016, the board of directors granted employees and independent directors 361,590 options to purchase shares of common stock at an exercise price of $18.00 per share and 136,900 shares of restricted common stock. Both the options and restricted shares awarded to employees are subject to a four-year vesting period and the options and restricted shares awarded to independent directors are subject to a one-year vesting period.

FORTERRA BUILDING PRODUCTS
Unaudited Condensed Combined Financial Statements
For the three and nine months ended September 30, 2016, and for the period from March 14, 2015 to September 30, 2015 (Successor), and for the period from January 1, 2015 to March 13, 2015 (Predecessor)

FORTERRA BUILDING PRODUCTS
Condensed Combined Statements of Operations
(in thousands, except share data and per share data)

	Successor				Predecessor
	Three months ended		Nine months ended	For the period from	For the period from
	September 30,		September 30,	March 14 to September 30,	January 1 to March 13,
	2016	2015	2016	2015	2015
	(unaudited)
Net sales	$480,145	$241,415	$1,120,287	$492,730	$132,620
Cost of goods sold	371,123	196,139	880,494	424,544	117,831
Gross profit	109,022	45,276	239,793	68,186	14,789
Selling, general & administrative expenses	(66,059)	(45,119)	(164,681)	(92,835)	(21,683)
Impairment and restructuring charges	(555)	(598)	(578)	(941)	(542)
Earnings from equity method investee	4,146	2,946	9,014	6,718	67
Other operating income (expense)	1,940	(1,621)	4,473	2,309	994
	(60,528)	(44,392)	(151,772)	(84,749)	(21,164)

Income (loss) from operations	48,494	884	88,021	(16,563)	(6,375)

Other income (expenses)
Interest expense	(31,756)	(13,122)	(73,885)	(28,673)	(84)
Other income (expense), net	(216)	—	(1,393)	(140)	(39)
Income (loss) before income taxes	16,522	(12,238)	12,743	(45,376)	(6,498)
Income tax (expense) benefit	(8,154)	(2,729)	28,378	(4,308)	742

Net income (loss)	$8,368	$(14,967)	$41,121	$(49,684)	$(5,756)

See accompanying notes to the condensed combined financial statements

FORTERRA BUILDING PRODUCTS
Condensed Combined Statements of Comprehensive Income (Loss)
(in thousands)

	Successor				Predecessor
	Three months ended		Nine months ended	For the period from	For the period from
	September 30,		September 30,	March 14 to September 30,	January 1 to March 13,
	2016	2015	2016	2015	2015
	(unaudited)
Net income (loss)	$8,368	$(14,967)	$41,121	$(49,684)	$(5,756)
Actuarial gains on defined benefit plans, net of tax	—	—	—	—	2,645
Unrealized gain (loss) on derivative activities, net of tax	174	539	(1,253)	951	—
Foreign currency translation adjustment	621	(2,574)	5,404	(7,900)	(19,751)
Comprehensive income (loss)	$9,163	$(17,002)	$45,272	$(56,633)	$(22,862)

See accompanying notes to the condensed combined financial statements

FORTERRA BUILDING PRODUCTS
Condensed Combined Balance Sheets
(in thousands, except share data)

	Successor
	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$36,217	$43,590
Receivables, net	288,636	118,959
Inventories	310,653	210,615
Other current assets	20,639	2,844
Total current assets	656,145	376,008
Non-current assets
Property, plant and equipment, net	646,719	388,924
Goodwill	421,994	75,537
Intangible assets, net	268,949	26,062
Investment in equity method investee	57,503	56,289
Deferred tax assets	—	3,087
Derivative assets	—	9,093
Other long-term assets	—	3,875
Total assets	$2,051,310	$938,875
LIABILITIES AND EQUITY
Current liabilities
Trade payables	$148,449	$96,486
Accrued liabilities	72,378	55,628
Deferred revenue	14,018	19,498
Current portion of long-term debt	—	2,191
Total current liabilities	234,845	173,803
Non-current liabilities
Senior Term Loan	1,000,842	467,192
Junior Term Loan	237,624	236,446
Revolving credit facility	22,285	—
Financing obligation	210,429	—
Deferred tax liabilities	119,522	2,365
Other long-term liabilities	19,588	6,754
Derivative liabilities	1,788	—
Total liabilities	1,846,923	886,560

Commitments and Contingencies (Note 13)

Equity
Contributed capital	246,669	139,869
Accumulated other comprehensive loss	(617)	(4,768)
Retained deficit	(41,665)	(82,786)
Total shareholders' equity	204,387	52,315
Total liabilities and shareholders' equity	$2,051,310	$938,875

See accompanying notes to the condensed combined financial statements

FORTERRA BUILDING PRODUCTS
Condensed Combined Statements of Cash Flows
(in thousands)

	Successor		Predecessor
	Nine months ended	For the period from	For the period from
	September 30,	March 14 to September 30,	January 1 to March 13,
	2016	2015	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$41,121	$(49,684)	$(5,756)
Adjustments to reconcile net income/ (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization expense	71,049	20,373	6,894
Loss on disposal of property, plant and equipment	1,169	373	—
Amortization of debt discount and issuance costs	6,393	3,193	—
Earnings from equity method investee	(9,014)	(6,718)	(67)
Distributions from equity method investee	7,800	5,250	—
Unrealized foreign currency (gains) losses, net	1,606	(3,640)	(26)
Provision (recoveries) for doubtful accounts	(1,235)	1,076	(31)
Deferred taxes	(51,846)	—	2,749
Other non-cash items	45	—	(1,831)
Change in assets and liabilities:
Receivables, net	(61,591)	(28,616)	(7,520)
Inventories	18,370	49,923	(20,160)
Other assets	(7,973)	(1,066)	(855)
Accounts payable and accrued liabilities	7,854	69,242	(20,119)
Deferred revenue	(5,643)	7,646	(1,068)
Other long-term assets & liabilities	12,767	3,314	(434)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	30,872	70,666	(48,224)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(27,043)	(8,113)	(2,762)
Assets and liabilities acquired, Sherman-Dixie, net	(66,751)	—	—
Assets and liabilities acquired, U.S. Pipe, net	(775,110)	—	—
Assets and liabilities acquired, Bio Clean, net	(30,610)	—	—
Assets and liabilities acquired from HeidelbergCement, net	—	(640,428)	—
NET CASH USED IN INVESTING ACTIVITIES	(899,514)	(648,541)	(2,762)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from failed sale-leaseback	216,280	—	—
Deferred transaction costs on failed sale-leaseback	(6,492)	—	—
Payment of debt issuance costs	(10,638)	(20,479)	—
Payment of equity issuance costs	(6,669)	—	—
Proceeds from Senior Term Loan, net of discount	548,400	248,505	—
Proceeds from Junior Term Loan, net of discount	—	244,300	—
Proceeds from Revolver	131,611	35,619	—
Payments on Revolver	(55,173)	(30,619)	—
Payments on Senior Term Loan	(2,191)	(3,175)	—
Proceeds from settlement of derivatives	6,546	—	—
Capital contribution from Predecessor Parent, net	—	—	60,910
Capital contribution from parent	402,127	167,482	—
Payments for return of contributed capital	(363,582)	(30,621)	—
Other financing activities	—	—	(3)
NET CASH PROVIDED BY FINANCING ACTIVITIES	860,219	611,012	60,907
Effect of exchange rate changes on cash	1,050	(3,688)	(130)
Net change in cash and cash equivalents	(7,373)	29,449	9,791
Cash and cash equivalents, beginning of period	43,590	—	42
Cash and cash equivalents, end of period	$36,217	$29,449	$9,833

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$51,476	$17,057	$—
Net payments made on behalf of the Company by affiliates	16,988	503	—
Repayments on Revolver by Parent	51,438	—	—
Fair value changes of derivatives in other comprehensive income, net	(1,253)	951	—

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

1. Organization and description of the business

Description of the business, the offering and reorganization

Forterra Building Products (“Forterra” or the “Successor”) is involved in the manufacturing, sale and distribution of building materials in the United States (‘‘U.S.’’) and Canada. Forterra’s primary products are concrete drainage pipe, precast concrete structures, water transmission pipe used in drinking and wastewater systems, and bricks. These products are used in the residential, infrastructure and non-residential sectors of the construction industry.

Forterra, Inc., a Delaware corporation, was formed on June 21, 2016 to hold the interest in the Successor following the Reorganization (as defined below). On October 25, 2016, Forterra, Inc. completed an initial public offering of its common stock (the "Offering"), in which it offered 18,420,000 shares of common stock at a public offering price of $18.00 per share. Forterra, Inc. received net proceeds from the Offering of $313.3 million, net of underwriting discounts and commissions and before deducting offering expenses, $296.0 million of which was used to repay indebtedness.

Prior to the consummation of the Offering, LSF9 Concrete Holdings Ltd. ("LSF9"), an indirect wholly owned subsidiary of Lone Star Fund IX (U.S.), L.P. (along with its affiliates and associates, but excluding the Company and other companies that it owns as a result of its investment activity, "Lone Star") distributed its brick operations in the United States and Eastern Canada to an affiliate of Lone Star (the "Brick Disposition"). Following the Brick Disposition and prior to the consummation of the Offering, the remaining building products operations of LSF9 in the United States and Eastern Canada, were transferred to Forterra, Inc. in an internal reorganization under common control transaction (the "Reorganization"). Following the Reorganization but prior to the consummation of the Offering, Forterra, Inc. was a wholly owned subsidiary of Forterra US Holdings, LLC, which is indirectly wholly owned by LSF9. Each of LSF9, Forterra US Holdings, LLC and Forterra, Inc. are affiliates of Lone Star.

Basis of Presentation - Successor

Forterra includes indirect wholly-owned subsidiaries of LSF9. Lone Star, through its wholly-owned subsidiary LSF9, acquired Forterra on March 13, 2015 (the “Acquisition”). LSF9, which was formed on February 6, 2015 for the purpose of acquiring Forterra, had no operations prior to the date of the Acquisition. The legal entities that comprise Forterra are domiciled in the U.S. and Canada.

Prior to the Acquisition, the entities comprising Forterra which were acquired by Lone Star were indirect wholly-owned subsidiaries of HeidelbergCement A.G. (“HC” or “Parent”), a publicly listed company in Germany, encompassing HC's North American building products operations (“BP NAM" or the “Predecessor”). LSF9 acquired Forterra in a business combination which also included the acquisition of HC’s U.K.-based building products operations for a total initial purchase price of $1.33 billion cash, including customary working capital adjustments and a possible earn-out of up to $100.0 million. The acquisition of BP NAM and HC's UK-based building products was funded with an equity investment of $432.3 million and third-party debt in the amount of $940.0 million.

In the accompanying financial information, Successor refers to Forterra and Predecessor refers to BP NAM. The term “Company” is used throughout the combined financial statements and applies to either the Predecessor or the Successor.

The Successor’s combined financial statements include certain assets and liabilities historically held at LSF9, including the proportionate debt and related interest expense incurred by LSF9 to acquire the Company that Forterra is obligated to pay. The Company's portion of Lone Star's initial $432.3 million equity investment is $167.5 million. The Company’s allocated portion of the $940.0 million of third party debt used to finance the Acquisition is $515.5 million. The remaining $424.5 million of the debt was allocated to affiliates of LSF9 that are not included in these financial statements based on the amounts affiliates of LSF9 have fully repaid. The Company and the affiliates of LSF9 were co-obligors and jointly and severally liable under the terms of the initial credit agreements. In April of 2016, the Company’s affiliate co-obligors were released from joint and several liability under the credit agreements and the Company is

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

consequently the sole source of repayment for its $515.5 million share of the initial obligation under the credit agreements. See discussion of the joint and several obligations in Note 9, Debt and deferred financing costs.

Recent Transactions

A number of transactions have been completed since the Acquisition. These transactions include:

•
Cretex Acquisition - On October 1, 2015, Forterra acquired Cretex for aggregate consideration of $245.1 million (the "Cretex Acquisition"). Cretex is a manufacturer of concrete pipe, box culverts, concrete precast drainage structures, pre-stressed bridge components and ancillary precast products in the Upper Midwestern United States. The Cretex Acquisition was financed with borrowings on LSF9's senior term loan and cash on hand.

•
Sherman-Dixie Acquisition - On January 29, 2016, Forterra acquired substantially all the assets of Sherman-Dixie Concrete Industries (“Sherman-Dixie”) for aggregate consideration of $66.8 million (the "Sherman-Dixie Acquisition"). Sherman-Dixie is a manufacturer of precast concrete structures operating in Kentucky, Tennessee, Alabama and Indiana. The Sherman Dixie Acquisition was financed with borrowings on LSF9’s revolving credit facility.

•
Roof Tile Divestiture - On April 12, 2016, Forterra sold its roof tile business for aggregate consideration of $10.5 million, subject to customary working capital adjustments (the "Roof Tile Divestiture").

•
U.S. Pipe Acquisition - On April 15, 2016, Forterra acquired all of the stock of USP Holdings Inc. (“USP”) for a purchase price of $775.1 million, subject to customary working capital adjustments (the "USP Acquisition"). USP is a manufacturer of water transmission pipe servicing residential, commercial and infrastructure customers. The USP Acquisition was financed with proceeds from a capital contribution, borrowings on LSF9's revolving credit facility and cash on hand.

•
Bio Clean Acquisition - On August 4, 2016, Forterra acquired all of the stock of Bio Clean Environmental Services, Inc. and Modular Wetland Systems, Inc. (together, "Bio Clean") for aggregate consideration of $30.6 million (the "Bio Clean Acquisition"). Bio Clean designs and sells storm water management systems that meet the requirements of local regulatory bodies regulating storm water quality and owns technologies relating to drainage and storm water management. The Bio Clean Acquisition was financed with cash on hand.

•
Bricks Disposition - On August 23, 2016, an affiliate of Lone Star entered into an agreement with an unaffiliated third party to contribute Forterra's bricks business to a newly formed joint venture with the unaffiliated third party (the "Bricks Joint Venture"). In exchange for the contribution of the bricks business, an affiliate of Lone Star received a 50% interest in the Bricks Joint Venture. On October 17th, 2016, Forterra distributed its bricks business to an affiliate of Lone Star (the "Bricks Disposition"). Following the Bricks Disposition, Forterra no longer had any relation to or business affiliation with its former bricks business or the Bricks Joint Venture other than contractual arrangements regarding certain limited transition services, the temporary use of the “Forterra” name, and a short-term loan which has subsequently been repaid in full. The Company will incur tax liabilities of approximately $32.3 million as a result of the Brick Disposition which will be recognized as a charge to income in the fourth quarter.

This transaction qualifies as a reorganization of businesses under common control as set forth in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations and, as such, will first be reflected in the Company's financial statements covering the date on which the transaction occurred. As of the disposition date, the carrying value of net assets related to the brick business will be removed from the Company's balance sheet and recognized as an equity distribution. Also, beginning in the fourth quarter of 2016, the Company will reclassify the operations of the Company's then-former brick business to discontinued operations for all periods presented on the statement of operations.

•
J&G Acquisition - On October 14, 2016, Forterra acquired J&G Concrete Operations, LLC ("J&G") for aggregate consideration of $32.0 million, subject to customary working capital adjustments (the "J&G Acquisition"). J&G manufactures concrete pipe, box culverts and special fittings in North Texas. The J&G Acquisition was financed with borrowings on LSF9's revolving credit facility.

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

•
Precast Concepts Acquisition - On October 14, 2016, Forterra acquired the business of Precast Concepts, LLC ("Precast Concepts") for aggregate consideration of $97.1 million, subject to customary working capital adjustments (the "Precast Concepts Acquisition"). Precast Concepts manufactures concrete pipe, box culverts, storm detention systems and other precast concrete and related products in Colorado through its three facilities. The Precast Concepts Acquisition was financed with borrowings on LSF9's revolving credit facility.

The financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The combined financial statements include the accounts of the Company. All intercompany transactions among the Successor entities have been eliminated.

2. Summary of significant accounting policies

General

The condensed combined financial statements have been prepared in accordance with U.S. GAAP and on the same basis as the Company's audited combined financial statements as of December 31, 2015.  The condensed combined balance sheet as of September 30, 2016 and the condensed combined statements of operations, comprehensive income (loss) and cash flows for the periods presented herein reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited condensed combined financial statements should be read in conjunction with the audited combined financial statements as provided in Forterra, Inc.'s Prospectus dated October 19, 2016, filed with the SEC on October 21, 2016. The results and trends in these interim financial statements may not be indicative of results for the full year or for any future period.

Basis of Presentation - Predecessor

Description of Business - Predecessor

The legal entities comprising BP NAM were a component of the North American operating segment of HC and consist of U.S. operating entities that were directly owned by Lehigh Hanson, Inc. (‘‘LHI’’), a U.S. holding company, and Canadian operating entities that were directly owned by Hanson America Holdings (4), Ltd., a U.K. holding company.

These financial statements are labeled as predecessor because they reflect the combined predecessor historical results of operations, financial position and cash flows of BP NAM, as they were historically managed under the control of HC, in conformity with U.S. GAAP.

All intracompany transactions occurring between the predecessor entities have been eliminated. Certain transactions between the Company and HC have been included in these combined predecessor financial statements and are considered to be effectively settled at the time the transaction is recorded. The total net effect of the settlement of these transactions is reflected in the combined predecessor statements of shareholder's equity and Parent company net investment as net transfers (to)/from Parent, in the combined predecessor statements of cash flows as a financing activity and in the combined predecessor balance sheet as Parent company net investment.

HC used a centralized approach to cash management and financing of its operations. Historically, the majority of the Predecessor's cash was transferred to HC daily and the Company was dependent on HC funding of the Company’s operating and investing activities as needed. This arrangement is not reflective of the manner in which the Company would have been able to finance its operations had it been a stand-alone business separate from HC during the periods presented. Cash transfers to and from HC's cash management accounts are reflected within Parent company net investment.

The combined predecessor financial statements include certain assets and liabilities that have historically been held at the HC corporate level but are specifically identifiable or otherwise allocable to the Company. The cash and cash equivalents held by HC at the corporate level are not specifically identifiable to the Company and

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

therefore were not allocated for any of the periods presented. Cash and cash equivalents in the combined predecessor balance sheets represent cash held locally by operations included in the combined predecessor financial statements. HC third-party debt, and the related interest expense, has not been allocated for any of the periods presented as the Company was not the legal obligor of the debt and HC's borrowings were not directly attributable to these operations.

The historical costs and expenses reflected in the combined predecessor financial statements include an allocation for certain corporate functions historically provided by HC or its wholly-owned subsidiaries. Substantially all of the Company’s senior management were employed by HC and certain functions critical to the Company’s operations were centralized and managed by HC. Historically, the centralized functions have included executive senior management, financial reporting, financial planning and analysis, accounting, shared services, information technology, tax, risk management, treasury, legal, human resources, land management, and strategy and development. Additionally, the Company resided in office space provided by affiliates of HC. The cost of each of these services has been allocated to the Company on the basis of the Company’s relative net sales or head count as compared to that of HC depending upon which allocation methodology is more meaningful for each service.

The Company and HC believe that these allocations reasonably reflect the utilization of services provided and benefits received. However, they may differ from the cost that would have been incurred had the Company operated as a stand-alone company for the periods presented or will be incurred by the Successor. Estimating actual costs that would have been incurred if the Company had been a stand-alone company is not practicable and would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including legal services, accounting and finance services, human resources, marketing and contract support, customer support, treasury, facility and other corporate and infrastructural services. Income taxes have been accounted for in these financial statements on a separate-return basis.

Recent Accounting Guidance Adopted

In March 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, changing the analysis that a reporting entity must perform when deciding to consolidate a legal entity. This amendment changes the evaluation of whether limited partnerships are variable interest entities or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. All legal entities are subject to reevaluation under the revised consolidation model. The amendment is effective for fiscal years and interim periods beginning after December 15, 2015 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the beginning of the period of adoption.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, defining when and how companies are required to disclose going concern uncertainties, which must be evaluated each interim and annual period. Specifically, it requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. If substantial doubt exists, certain disclosures are required. The provisions of this ASU are effective for annual periods ending after December 15, 2016 and to annual and interim periods thereafter. Early adoption is permitted. The ASU should be applied on a prospective basis.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). Topic 805 requires an acquirer to retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement-period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current period earnings by line item that would have been recorded in previous

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. The FASB subsequently voted to defer the application of the provisions of this standard for public companies until annual reporting periods beginning after December 15, 2017 in ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, including interim periods within that reporting period. The Company is currently evaluating whether this ASU will have a material impact on its combined financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requiring an entity to measure inventory within the scope of the ASU at the lower of cost and net realizable value. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating whether this ASU will have a material impact on its combined financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted as of the standard’s issuance date. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company believes this ASU will have a material impact on its combined financial statements as it will result in most of the Company’s leases and associated assets being presented on the balance sheet.

In August 2016, the FASB issued ASU 2016-15 Statements of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, providing clarifications as to the presentation and classification in the cash flows of eight specific issues, including but not limited to prepayment of debt or debt extinguishment costs and contingent consideration payments made after a business combination. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of the ASU will impact the Company's cash flow presentation in future periods.

3.    Business combinations

Transaction Overview – The Acquisition

The Successor’s financial statements reflect the Acquisition of the Predecessor that occurred on March 13, 2015, which was accounted for as a business combination as defined by ASC 805, Business Combinations. Certain liabilities of the Predecessor were not assumed by the Successor including, but not limited to pension liabilities, tax and insurance related liabilities and multi-employer pension liabilities. The assets acquired and liabilities assumed are recorded at their respective fair values as of the date of the Acquisition with the excess of the purchase price over those fair values recorded as goodwill. The determination of the fair values of the acquired assets and assumed liabilities required significant judgment, including estimates impacting the determination of estimated lives of tangible and intangible assets, the calculation of the fair value of inventory, property, plant and equipment, and customer related intangibles. The fair values were determined primarily using the income method using level 3 inputs as defined by ASC 820.

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company at the Acquisition date:

Fair Value
Net working capital	$257,368
Property, plant and equipment, net	311,191
Investment in equity method investee	56,400
Customer backlog intangible	4,500
Other assets and other liabilities	(6,495)
Net identifiable assets acquired	$622,964
Goodwill	17,464
Consideration transferred, net of cash acquired	$640,428

The goodwill recognized was attributable primarily to expected operating efficiencies and expansion opportunities in the business acquired. The goodwill is not expected to be deductible for tax purposes.

Financing transactions

Consideration to fund the Acquisition was provided by an equity investment of $167.5 million and proceeds from third-party debt, net of original discount and debt issuance costs, in the amount of $472.9 million. The financing transactions included a senior term loan in the amount of $254.9 million ($241.7 million, net of $13.2 million of original issue discount and debt issuance costs), a junior term loan in the amount of $260.0 million ($233.8 million, net of $26.2 million of original issue discount and debt issuance costs) and a revolving line of credit of up to $150.0 million. Funds of $0.6 million were initially drawn from the revolving line of credit at the closing date of the Acquisition. The Company incurred debt issuance costs related to the revolving line of credit in the amount of $3.2 million.

Contingent Consideration

As discussed in Note 1, the Acquisition included contingent consideration of up-to an additional $100.0 million based on the earnings of LSF9 for fiscal year 2015 as adjusted by the purchase agreement (“Earn-out”). The Earn-out is based on the achievement of an amount in excess of a certain minimum threshold of adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), as defined by the purchase agreement, for the calendar year ended December 31, 2015. The Company determined that achieving the required threshold to trigger a payout to the Seller was not probable and, therefore, the Company did not record a contingent liability related to the Earn-out as of the Acquisition date. Subsequent to year end, the Company concluded the Earn-out was not earned and, accordingly, did not record a liability as of December 31, 2015. See further discussion of the Earn-out contingency in Note 13, noting that HC is disputing the Earn-out and if LSF9 is unsuccessful in resolving the dispute, the Company could recognize a material charge to its earnings.

Transaction Overview - USP Acquisition

On April 15, 2016, Forterra acquired all of the stock of USP Holdings Inc. for a purchase price of $775.1 million, subject to customary working capital adjustments. All outstanding stock options of USP were settled by USP with proceeds from the acquisition and were not assumed by the Company in the transaction. The acquisition is accounted for as a business combination as defined by ASC 805. The Company allocated the purchase price to the individually identifiable assets acquired and liabilities assumed based on their estimated fair value on the date of acquisition. USP operates as part of the Company’s Water Pipe & Products reportable segment. The excess purchase price over those fair values was recorded as goodwill. The determination of fair values of the acquired assets and assumed liabilities required significant judgment, including estimates related to customer relationships, trade names and other intangibles, calculation of the fair value of property, plant and equipment and inventory. The allocation of the purchase price is preliminary and may be subject to change upon completion of the determination of the fair values of all acquired assets and liabilities. The fair values of assets and liabilities were determined using level 3 inputs as defined by ASC 820.

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

The respective preliminary fair values of the assets acquired and liabilities assumed at the acquisition date are as follows:

Fair Value
Net working capital	$149,683
Property, plant and equipment, net	246,241
Customer relationship intangible	179,491
Trade names	37,388
Patents	13,093
Other intangibles	7,659
Long-term liabilities	(10,613)
Deferred tax liabilities	(160,906)
Net identifiable assets acquired	462,036
Goodwill	313,074
Cash consideration transferred	$775,110

The goodwill recognized was attributable primarily to expected operating efficiencies and expansion opportunities in the business acquired. The goodwill is not expected to be deductible for tax purposes.

For the three and nine months ended September 30, 2016 revenues include $184.8 million and $335.1 million and income from operations include $18.8 million and $29.5 million, respectively, attributable to USP after the acquisition date.

Transaction Overview - Sherman-Dixie Acquisition

On January 29, 2016, Forterra completed the acquisition of all of the common stock of Sherman-Dixie for a cash purchase price of $66.8 million including customary working capital adjustments. The acquisition is accounted for as a business combination as defined by ASC 805. The Company allocated the purchase price to the individually identifiable assets acquired and liabilities assumed based on their estimated fair value on the date of acquisition. Sherman-Dixie operates as part of the Company’s Drainage Pipe & Products reportable segment. The excess purchase price over those fair values was recorded as goodwill. The determination of fair values of the acquired assets and assumed liabilities required significant judgment, including estimates related to contract backlog, calculation of the fair value of property, plant and equipment and inventory. The allocation of the purchase price is preliminary and may be subject to change upon completion of the determination of the fair values of all acquired assets and liabilities. The fair values of assets and liabilities were determined using level 3 inputs as defined by ASC 820.

The respective preliminary fair values of the assets acquired and liabilities assumed at the acquisition date are as follows:

Fair Value
Net working capital	$14,293
Property, plant and equipment	29,163
Customer relationship intangible	5,100
Non-compete agreement intangible	2,500
Other identifiable intangibles	900
Deferred tax liability	(11,189)
Net identifiable assets acquired	40,767
Goodwill	25,984
Consideration transferred, net of cash acquired	$66,751

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

Transaction Overview - Bio Clean Acquisition

On August 4, 2016, Forterra completed the acquisition of Bio Clean for $30.6 million in cash, subject to customary working capital adjustments.

The respective preliminary fair values of the assets acquired and liabilities assumed at the acquisition date are as follows:

Fair Value
Net working capital	$2,554
Property, plant and equipment	181
Customer relationship intangible	3,617
Non-compete agreement intangible	105
Trade names	1,065
Patents	10,444
In-Process R&D	6,699
Net identifiable assets acquired	$24,665
Goodwill	5,945
Consideration transferred, net of cash acquired	$30,610

Supplemental pro-forma information (unaudited)

If the Company had acquired USP, Sherman-Dixie, and Bio Clean on January 1, 2016, the Company's total net sales and income from continuing operations before taxes, on a pro-forma basis for the three months and nine months ended September 30, 2016 would have been approximately $481.8 million and $1,307.1 million and $22.1 million and $13.0 million, respectively.

Transaction costs

For the three and nine months ended September 30, 2016, for the three months ended September 30, 2015, for the period from March 14, 2015 to September 30, 2015, and for the period from January 1, 2015 to March 13, 2015 the Company recognized aggregate transaction costs, including legal, accounting, valuation, and advisory fees, specific to the Acquisition, Cretex Acquisition, USP Acquisition, Bio Clean Acquisition and Sherman Dixie Acquisition of $840, $8,507, $1,920, $15,292, and $2,079, respectively. These costs are recorded in the combined statements of operations within selling, general & administrative expenses.

Roof Tile Divestiture

On April 12, 2016, the Company entered into and closed a Stock Purchase Agreement to sell all of its ownership interest in its roof tile business for an initial price of $10.5 million subject to customary working capital adjustments. The sale of the roof tile business generated a loss of $0.8 million recorded in other income (expense), net.

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

4. Receivables, net

Receivables consist of the following at September 30, 2016 and December 31, 2015:

	Successor
	September 30,	December 31,
	2016	2015
Trade receivables	$273,955	$108,065
Amounts billed, but not yet paid under retainage provisions	2,466	2,053
Other receivables	14,192	12,436
Total receivables	$290,613	$122,554
Less: Allowance for doubtful accounts	(1,977)	(3,595)
Receivables, net	$288,636	$118,959

5. Inventories

Inventories consists of the following at September 30, 2016 and December 31, 2015:

	Successor
	September 30,	December 31,
	2016	2015
Finished goods	$201,531	$146,635
Raw materials	103,501	53,339
Work in process	5,621	10,641
Total inventories	$310,653	$210,615

6. Property, plant and equipment, net

Property, plant and equipment, net consist of the following at September 30, 2016 and December 31, 2015:

	Successor
	September 30,	December 31,
	2016	2015
Machinery and equipment	$386,360	$158,349
Land, buildings and improvements	290,820	243,496
Other equipment	3,564	1,142
Construction-in-progress	35,701	14,984
Total property, plant and equipment	716,445	417,971
Less: accumulated depreciation	(69,726)	(29,047)
Property, plant and equipment, net	$646,719	$388,924

Depreciation expense, including depreciation of assets subject to a failed sale-leaseback discussed in Note 10 Financing Obligation (Failed sale-leaseback), totaled $18,481, $45,830, $8,174, $17,842, and $6,894, for the three and nine months ended September 30, 2016, for the three months ended September 30, 2015, for the period from March 14, 2015 to September 30, 2015 and for the period from January 1, 2015 to March 13, 2015, respectively, which is included in cost of goods sold and selling, general and administrative expenses in the combined statements of operations.

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

7. Goodwill and other intangible assets, net

The table below presents goodwill by operating segment as of September 30, 2016:

	Drainage Pipe & Products	Water Pipe & Products	Bricks	Other	Total
Successor
Balance at December 31, 2015	$73,442	$2,050	$45	$—	$75,537
Sherman Dixie acquisition	25,984	—	—	—	25,984
U.S. Pipe acquisition	—	313,074	—	—	313,074
Bio Clean acquisition	5,945	—	—	—	5,945
Foreign currency	469	985	—	—	1,454
Balance at September 30, 2016	$105,840	$316,109	$45	$—	$421,994

Intangible assets other than goodwill at September 30, 2016 included the following:

	Weighted average amortization period (in years)	Gross carrying amount as of September 30, 2016	Accumulated amortization	Net carrying value as of September 30, 2016
Customer relationships	10	$212,908	$(15,225)	$197,683
Trade names	5	39,153	(2,947)	36,206
Patents	7	23,537	(1,574)	21,963
Customer backlog	1	9,864	(8,248)	1,616
Non-compete agreements	5	6,382	(1,600)	4,782
In-Process R&D	Indefinite-lived	6,699	—	6,699
Total intangible assets		$298,543	$(29,594)	$268,949

Intangible assets other than goodwill at December 31, 2015 included the following:

	Weighted average amortization period (in years)	Gross carrying amount as of December 31, 2015	Accumulated amortization	Net carrying value as of December 31, 2015
Customer relationships	5	$24,700	$(365)	$24,335
Customer backlog	1	5,182	(3,955)	1,227
Trade names	2	600	(100)	500
Total intangible assets		$30,482	$(4,420)	$26,062

Amortization expense totaled $12,148, $25,219, $1,139, $2,531 and $0, for the three and nine months ended September 30, 2016, for the three months ended September 30, 2015, for the period March 14, 2015 to September 30, 2015, and for the period from January 1, 2015 to March 13, 2015, respectively, which is included in cost of goods sold and selling, general and administrative expenses in the combined statements of operations.

8. Fair value measurement

The Company's financial instruments consist primarily of cash and cash equivalents, trade and other receivables, derivative instruments, accounts payable, long-term debt and accrued liabilities. The carrying value of the Company's trade receivables, other receivables, trade payables, the asset based revolver and accrued liabilities approximates fair value due to their short-term maturity. The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired.

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis is as follows for the dates indicated:

	Fair value measurements at September 30, 2016 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value September 30, 2016
Recurring:
Non-current liabilities
Derivative liability	$—	$1,788	$—	$1,788

	Fair value measurements at December 31, 2015 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2015

Recurring:
Non-current assets
Derivative assets	$—	$9,093	$—	$9,093

Liabilities and assets classified as level 2 which are recorded at fair value are valued using observable market inputs. The fair values of derivative assets and liabilities are determined using quantitative models that utilize multiple market inputs including interest rates and exchange rates to generate continuous yield or pricing curves and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The fair values of derivative assets and liabilities include adjustments for market liquidity, counter-party credit quality and other instrument-specific factors, where appropriate. In addition, the Company incorporates within its fair value measurements a valuation adjustment to reflect the credit risk associated with the net position. Positions are netted by counter-parties, and fair value for net long exposures is adjusted for counter-party credit risk while the fair value for net short exposures is adjusted for the Company’s own credit risk.

The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows:

		Fair value measurements at September 30, 2016 using
	Carrying Amount September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value September 30, 2016
Non-current liabilities
Senior Term Loan	1,000,842	$—	$1,037,016	$—	$1,037,016
Junior Term Loan	237,624	—	256,100	—	256,100
Financing obligation	210,429	—	217,043	—	217,043

		Fair value measurements at December 31, 2015 using
	Carrying Amount December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2015

Non-current liabilities
Senior Term Loan	$469,383	$—	$470,543	$—	$470,543
Junior Term Loan	236,446	—	259,675	—	259,675

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

The fair value of debt is the estimated amount LSF9 would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are supported by observable market transactions when available.

9. Debt and deferred financing costs

The Company’s debt consisted of the following:

	Successor
	September 30,	December 31,
	2016	2015
Senior Term Loan Credit Agreement
interest at 6.50%, net of debt issue costs and original issue discount of $34,880 and $20,129, respectively	$1,000,842	$469,383
Junior Term Loan Credit Agreement
interest at 10.50%, net of debt issue costs and original issue discount of $22,376 and $23,554, respectively	237,624	236,446
Revolving line of credit, net of debt issue costs of $2,715	22,285	—
Financing obligation, net of $6,614 of deferred transaction costs (See Note 10)	210,429	—
Total debt	1,471,180	705,829
Less: current portion debt	—	(2,191)
Total long-term debt	$1,471,180	$703,638

In connection with the financing of the Acquisition, LSF9 entered into a Senior Term Loan Credit Agreement for borrowings of $635.0 million, a Junior Term Loan Credit Agreement for borrowings of $260.0 million, and drew $45.0 million under a $150.0 million revolving credit facility (the “Revolver”). Approximately $515.5 million is the obligation of Forterra as a joint and several obligation under ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements. See also Note 1, Basis of Presentation-Successor.

In October 2015, the Company increased the size of the Senior Term Loan by $240.0 million for the Cretex Acquisition. Additionally, in April 2016, the Company's capacity on its revolving credit facility was increased to $285.0 million. In conjunction with the issuance of debt related to the Acquisition and the Cretex Acquisition, LSF9 incurred $71.6 million of debt issuance costs and debt discounts; of which $51.9 million is attributed to the Company debt obligation. The credit agreements are secured by substantially all of the assets of the Company.

In April 2016, LSF9 borrowed $205.0 million on the Revolver in order to finance the USP Acquisition of which $203.4 million was repaid during April 2016 with proceeds from an affiliated entity controlled by LSF9 but not included among the legal entities that comprise the Company. In connection with the additional proceeds obtained in April 2016 which benefited the Company, under ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements, the Company assumed an additional obligation of $203.4 million that was recognized as an increase to the Company’s allocated share of LSF9’s outstanding Senior Term Loan balance with an associated increase in debt issuance fees and discount related to the Senior Term Loan of $8.9 million. The affiliated entity was subsequently released as a co-obligor and its joint and several liability under terms of all of the 3rd party credit agreements.

On June 17, 2016, LSF9 borrowed an incremental $345.0 million on the Senior Term Loan and used the proceeds to pay a dividend of $338.3 million, net of debt issuance costs, to the shareholders of LSF9. The dividend was recorded as a return of capital. LSF9 incurred debt issuance fees and discount of $6.7 million in connection with the issuance of the debt. The incremental borrowings incur interest at the same rate as the Senior Term Loan and matures in March 2022. Under ASC 405-40 Obligations Resulting from Joint and Several Liability Arrangements, the Company recognized the full amount of the incremental borrowing, net of related issuance costs and discount, as an obligation in the combined balance sheet.

The interest rate for both the Senior Term Loan and Junior Term Loan is set at LIBOR (with a 1% floor) plus a margin of 5.5% and 9.5%, respectively. The Senior Term Loan Agreement has a weighted average effective

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

interest rate of 7.1% for the three and nine months ended September 30, 2016 and matures March 2022. The effective interest rate of the Junior Term Loan Credit Agreement was 11.8% for the period, and the debt matures March 2023. The effective interest rate includes the effects of deferred financing fees and original issue discount and premium amortization calculated using the effective interest method.

At September 30, 2016, the Company’s Revolver, which matures in March 2020, had total borrowing capacity of $285.0 million, and $25.0 million outstanding. The Company incurred debt issuance costs of $3.8 million related to the Revolver. The available credit under the Revolver is limited by a borrowing base which includes a portion of the Company’s current assets. Interest is floating, based on a reference rate plus an applicable margin. The weighted average annual interest rate on the Revolver was 2.17% and 2.04% for the three and nine months ended September 30, 2016, respectively. In addition, Forterra pays a facility fee of between 25.0 and 37.5 basis points per annum based upon the utilization of the total Revolver facility. Availability under the Revolver at September 30, 2016 based on draws, and outstanding letters of credit and allowable borrowing base was $237.5 million.

The Company incurred $58.3 million of cash interest expense for the nine months ended September 30, 2016, of which $6.9 million was paid by affiliates of the Company.

As of September 30, 2016, minimum future principal payments on long-term debt are as follows:

	Total	Senior Term	Junior Term	Revolver	Financing Obligation
2016	$—	$—	$—	$—	$—
2017	—	—	—	—	—
2018	—	—	—	—	—
2019	—	—	—	—	—
2020	25,000	—	—	25,000	—
Thereafter:	1,512,764	1,035,721	260,000	—	217,043
	$1,537,764	$1,035,721	$260,000	$25,000	$217,043

Covenants, Events of Default and Provisions

Under the terms of credit agreements above, LSF9 is required to comply with certain customary covenants, including among others, the limitation of indebtedness, limitations on liens, and limitations on certain cash distributions. The Revolver imposes only one financial covenant, which requires LSF9 to maintain a fixed charge coverage ratio of no less than 1.00 to 1.00 during a compliance period, which is triggered when the availability under the Revolver falls below a threshold set forth in the agreement. The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization ("EBITDA") less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness).

Lines of Credit and Other Debt Facilities

The Company had stand-by letters of credit outstanding of $22.5 million as of September 30, 2016 which reduce the borrowings available under the Revolver.

Joint and Several Obligations

As discussed above, the Company has recorded debt on its combined balance sheet under ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements. The Company and the affiliates of LSF9 were co-obligors and jointly and severally liable under terms of the LSF9’s credit agreements. The Company’s allocated portion of the $940.0 million of third party debt used to finance the Acquisition is $515.5 million. The initial obligation of $515.5 million was reflected on the Company’s combined balance sheet at the Acquisition date as $254.9 million of Senior Term Loan, $260.0 million of Junior Term Loan and $0.6 million of Revolver obligations. The remaining $424.5 million of the debt was allocated to affiliates of LSF9 that are not included in these financial statements based on the amounts affiliates of LSF9 have fully repaid. In April of 2016, the Company’s affiliate co-

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

obligors were released from joint and several liability under the LSF9 credit agreements. The Company is consequently the sole source of repayment for its $515.5 million share for the initial obligation under the credit agreements, as well as other obligations recorded on the balance sheet. In addition to the initial debt obligation of $515.5 million recorded by the Company additional LSF9 Senior Term Loan borrowings of $240.0 million in October 2015 were used to finance the Cretex Acquisition were allocated in full to the Company.

In April 2016, LSF9 borrowed an additional $205.0 million on the Revolver to finance the USP Acquisition. On April 26, 2016, affiliates of the Company under control of LSF9 but not included in Forterra repaid $203.4 million of the Revolver balance that was drawn in April 2016 and $176.7 million of the Senior Term Loan, after which the other affiliates were released as obligors to the loan and the Company became the sole source of repayment under the LSF9 debt agreement. The Company has reflected the increased obligation as an increase in the Senior Term Loan in order to reflect the change in its obligation as a result of the additional borrowings of LSF9. A proportionate amount of debt issuance costs and discount related to the increased obligation under the Senior Term Loan has also been allocated to the Company at the time of the increased obligation. Additionally, in June 2016, LSF9 incurred an additional $345.0 million of Senior Term Loan debt used to pay a dividend of $338.3 million to Lone Star which was attributed to the Company as an additional obligation under the Senior Term Loan.

The amounts recorded in the combined balance sheets represent the portion of LSF9's outstanding obligation at that balance sheet date the Company is obligated to repay. There are no other repayments that will be made by affiliates other than those mentioned above. As of September 30, 2016, the Company has recorded all debt held by LSF9 on its combined balance sheet as of September 30, 2016. The obligations are secured by substantially all of the assets of the Company.

The Offering and Refinancing

Forterra, Inc. received net proceeds of approximately $313.3 million in the Offering, net of underwriter discounts and commissions and before deducting offering expenses, which combined with the $1.05 billion in gross proceeds of the Refinancing and a $125.0 million draw on Forterra, Inc's new revolving credit facility, were used to repay in full the Company's existing Junior Term Loan of $260.0 million, existing Senior Term Loan of $1.04 billion, and the existing balance under the Revolver, in addition to related expenses associated with the Offering and Refinancing. The $260.0 million repayment toward the Junior Term Loan represented a full repayment of the outstanding principal on that loan, resulting in a related write-off of issue discounts and capitalized issuance costs of approximately $22 million. The repayment also triggered a prepayment penalty of approximately $7.8 million.

Additionally, concurrent with the completion of the Offering, Forterra, Inc. entered into a new asset based revolving credit facility for working capital and general corporate uses and a new senior term loan facility, the proceeds of which, together with a portion of the proceeds of the Offering, were used to repay in full and terminate the existing Revolver and Senior Term Loan and pay related transaction costs.

Immediately following the completion of the Offering and the concurrent debt refinancing (the "Refinancing"), Forterra, Inc. had $125.0 million outstanding on its new asset based revolving credit facility. See Note 19, Subsequent Events.

The asset based revolving credit facility provides for an aggregate principal amount of up to $300.0 million, with up to $280.0 million to be made available to the U.S. borrowers and up to $20.0 million to be made available to the Canadian borrowers. Subject to the conditions set forth in the new revolving credit agreement, the new revolving credit facility may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the new revolving credit facility may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations.

The advance rates for accounts and inventory are subject to increase by 2.5% during certain periods. The new revolving credit facility matures on October 25, 2021. The facility will also provide for the issuance of letters of credit of up to an agreed sublimit. Interest will accrue on outstanding borrowings at a rate equal to LIBOR or

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average excess availability under the new revolving credit facility for the most recently completed calendar quarter. The obligations of the borrowers under the new revolving credit facility is guaranteed by Forterra, Inc. and its direct and indirect wholly-owned restricted subsidiaries other than certain excluded subsidiaries; provided that the obligations of the US borrowers is not guaranteed by the Canadian subsidiaries. The new revolving credit facility is secured by substantially all of the assets of the borrowers; provided that the obligations of the US borrowers are not secured by any liens on more than 65% of the voting stock of the Canadian subsidiaries or assets of the Canadian subsidiaries.

The new revolving credit facility contains customary representations and warranties, and affirmative and negative covenants, including representations, warranties, and covenants that, among other things, restrict the ability of Forterra, Inc. and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The new revolving credit agreement contains a financial covenant restricting Forterra, Inc. from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the new revolving credit facility falls below a threshold set forth in the new revolving credit agreement. Obligations under the new revolving credit agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate).

The new senior term loan facility provided for a $1.05 billion senior secured term loan that was made available to a newly formed direct subsidiary of Forterra, Inc. and used to repay the existing Senior Term Loan of Forterra Building Products. Subject to the conditions set forth in the term loan agreement, the new senior term loan facility may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA of Forterra, Inc. and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met. The new senior term loan facility matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest will accrue on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.50% or 2.50%, respectively.

The obligations of the borrower under the new senior term loan facility are guaranteed by Forterra, Inc. and each of its direct and indirect material wholly-owned domestic subsidiaries other than any of Forterra Inc.'s Canadian subsidiaries and certain other excluded subsidiaries (the "Guarantors"). The new senior term loan facility is secured by substantially all of the assets of Forterra, Inc., the borrower and the Guarantors; provided that the obligations under the new senior term loan facility are not secured by any liens on more than 65% of the voting stock of the Canadian subsidiaries or assets of the Canadian subsidiaries. The new senior term loan facility contains customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict the ability of Forterra, Inc. and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The new senior term loan does not contain any financial covenants. Obligations under the new senior term loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate).

10.    Financing obligation (Failed sale-leaseback)

On April 5, 2016, the Company sold properties in 47 sites throughout the U.S. and Canada to Pipe Portfolio Owner (Multi) LP (the "U.S. Buyer") and FORT-BEN Holdings (ONQC) Ltd. (the “Canadian Buyer”) for an aggregate purchase price of approximately $204.3 million.  On April 14, 2016, the Company sold additional properties in two sites located in the U.S. to the U.S. Buyer for an aggregate purchase price of approximately $11.9 million. In connection with these transactions, the Company and U.S. Buyer and an affiliate of the Canadian Buyer entered into master land and building lease agreements under which the Company agreed to lease back each of the properties for an initial term of twenty years, followed by one optional renewal terms of 9 years, 11 months. Leaseback rental will escalate annually by 2% during the initial term and based on changes in the Consumer Price Index capped at 4% during the optional renewal period. The proceeds received from the sale-leaseback transactions net of transaction costs of $6.5 million amounted to $209.7 million.

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

The sale-leaseback transactions were considered to have one form of prohibited “continuing involvement” at the inception of the lease which preclude sale-leaseback accounting for transactions involving real estate in the combined financial statements of the Company because a guarantee by LSF9 provided the buyer-lessor or the lessor, as applicable, with additional collateral that reduced the buyer-lessor’s or the lessor's, as applicable, risk of loss.  As a result, the assets subject to the sale-leaseback remain on the balance sheet of the Company and are being depreciated. For the three and nine months ended September 30, 2016, the Company recognized $1.3 million and $2.6 million, respectively, of depreciation expense on assets sold under the financing obligation recorded on the Company's combined balance sheet. The aggregate proceeds have been recorded as a financing obligation in the combined balance sheet.

The Company has recorded a financing obligation of $210.4 million, net of $6.6 million of deferred transaction costs, in the combined balance sheet at September 30, 2016. During the three and nine months ended September 30, 2016 the Company recognized $4.3 million and $8.3 million, respectively, of interest expense related to payments made under the financing obligation.

The table below shows the minimum lease payments under the failed sale-leasebacks for the years ended:

Total
2016	$4,237
2017	17,229
2018	17,574
2019	17,925
2020	18,284
Thereafter:	599,856
$675,105

Change in Guarantor

The Company entered into agreements to replace the current guarantor, LSF9, with Forterra, Inc. as the new guarantor, effective immediately following completion of the Reorganization. Due to the change in guarantor, the Sale Leaseback will qualify for sales recognition and be classified as an operating lease beginning in the fourth quarter of 2016.

11.    Accrued liabilities

Accrued liabilities consist of the following at September 30, 2016 and December 31, 2015:

	Successor
	September 30,	December 31,
	2016	2015
Accrued payroll and employee benefits	$32,765	$24,690
Accrued taxes	14,755	17,073
Accrued rebates	16,861	8,021
Warranty	3,368	2,429
Other miscellaneous accrued liabilities	2,714	2,512
Environmental & reclamation obligation	1,915	903
Total accrued liabilities	$72,378	$55,628

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

12. Derivatives and hedging

The Company uses derivatives to manage selected foreign exchange and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and cash flows from derivative instruments are included in net cash provided by (used in) financing activities in the combined statements of cash flows.

In May of 2015, the Company entered into the following derivative instruments: foreign exchange forward contracts and fixed-for-float cross currency swaps. The fixed-for-float cross currency swaps are designated as cash flow hedges in accordance with ASC 815-20, Derivatives - Hedging, with the effective portion of the changes in the fair value of the derivatives recorded to accumulated other comprehensive income, and any ineffective portion reflected directly in earnings as other operating expense in the combined statements of operations. The foreign exchange forward contracts are not designated as hedge instruments; therefore changes in fair value are recognized immediately in earnings as other operating expenses in the combined statements of operations. The foreign exchange forward contracts entered into in May 2015 were accelerated in March 2016 for proceeds of $6.5 million. Proceeds from the settlement of the currency swaps were used to make payments on the outstanding balance on the Revolver. The Company entered into new foreign exchange forward contracts after the settlement. These foreign exchange forward contracts were not designated as hedge instruments and changes in fair value were recognized in earnings as other operating expenses.

A quantitative analysis is utilized to assess hedge effectiveness for cash flow hedges. The Company assesses the hedge effectiveness and measures the amount of ineffectiveness for the hedge relationships based on changes in forward exchange rates. For the three and nine months ended September 30, 2016, for the three months ended September 30, 2015, for the period from March 14, 2015 to September 30, 2015 and for the period from January 1, 2015 to March 13, 2015, the Company recognized a foreign exchange gain/(loss) of $850, $(3,570), $4,997, $6,101, and $0, respectively, in other operating income in the combined statement of operations. A loss on settlement of $1,546 is included in the nine months ended September 30, 2016.

The Company has elected to present all derivative assets and derivative liabilities, on a net basis on its combined balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At September 30, 2016 and December 31, 2015, the Company’s derivative instruments fall under an ISDA master netting agreement.

The following table presents the fair values of derivative assets and liabilities in the combined successor balance sheets:

	Successor
	September 30, 2016
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$—	$—	$79,531	$(2,034)
Fixed-for-float cross currency swap	81,991	246	—	—
Total derivatives, gross		246		(2,034)
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$246		$(2,034)

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

	Successor
	December 31, 2015
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$79,531	$7,667	$—	$—
Fixed-for-float cross currency swap	81,991	1,426	—	—
Total derivatives, gross		9,093	—	—
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$9,093		$—

The following table presents the gain (loss) recognized in the statements of operations and comprehensive income on derivative instruments in cash flow hedging relationships. Gains (losses) on hedge instruments were recorded in other operating income in the combined statements of operations and represent the changes in accumulated other comprehensive loss related to the derivatives as reflected in the combined balance sheets.

	Successor
	Three months ended		Nine months ended
	September 30,
	2016	2015	2016	2015
Cash flow hedges
Cross currency swaps
Gain (loss) on derivatives recognized in Accumulated other comprehensive loss	$174	$539	$(1,253)	$951
Gain (loss) on derivatives not designated as hedges	850	4,997	(2,024)	6,101

Concurrent with the Refinancing, the Company's fixed-for-float cross currency swaps were terminated and the foreign exchange forward contracts were novated to Forterra, Inc.

13.    Commitments and contingencies

The Company is involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s combined financial position, results of operations, or liquidity. Other than routine litigation incidental to the Company's business and those matters described below, there are no material legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.

In connection with the Earn-out contingency described in Note 3, the Acquisition included contingent consideration of up to $100.0 million if and to the extent the 2015 financial results of the businesses acquired by Lone Star in the Acquisition, including the Company and HC's former building products business in the United Kingdom, exceeded a specified Adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such Adjusted EBITDA calculation exceeds the specified target, LSF9, and therefore, Forterra would be required to pay HC an amount equal to a multiple of such excess Adjusted EBITDA, with any payment capped at $100.0 million. In April 2016, the Company provided an earn-out statement to HC demonstrating that no payment was required. On June 13, 2016, HC provided notification that it is disputing, among other things, the Company’s calculation of Adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100.0 million. The Company does not believe HC’s position has merit and intends to vigorously oppose HC’s assertions.

On October 5, 2016, affiliates of HC filed a lawsuit in the Delaware Court of Chancery seeking specific performance and claiming access to the Company's books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert’s authority; and in the alternative, claiming a breach of contract and seeking the $100.0 million and other damages. As of September 30, 2016, no liability for this contingency has been accrued as payment of any earn-out is not considered probable. However, the outcome

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

of this matter is uncertain, and no assurance can be given to the ultimate outcome of the resulting proceedings. If LSF9 is unsuccessful in resolving the dispute, the Company could recognize a material charge to its earnings.

Long-term incentive plan

Following the Acquisition the Company implemented a cash-based long term incentive plan (the “LTIP”), which entitles the participants in the LTIP a potential cash payout upon a monetization event as defined by the LTIP. Potential monetization events include the sale of the Company, an initial public offering where Lone Star reduces its ownership interest in the Company below 50% or at Lone Star’s discretion, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star receive a return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of the investment in the Company. As of September 30, 2016, no such monetization events had occurred, and therefore no amounts were accrued in the accompanying combined balance sheets as of September 30, 2016 and December 31, 2015. The Offering did not reach the required return on investment to trigger a payout under the LTIP.

14. Related party transactions

Successor

Hudson Advisors

The Company has an advisory agreement with Hudson Advisors, an affiliate of Lone Star, to provide certain management oversight services to the Company, including assistance and advice on strategic plans, obtaining and maintaining certain legal documents, and communicating and coordinating with service providers. The Company incurred fees totaling $1.0 million, $4.1 million, $3.8 million, and $7.0 million for the three and nine months ended September 30, 2016, for the three months ended September 30, 2015 and for the period from March 14 to September 30, 2015, respectively, included in Selling, general and administrative expense on the combined Successor statement of operations.

In conjunction with the Offering, the advisory agreement with Hudson Advisors has been terminated.

Affiliates receivable

The Company pays for certain services provided for affiliates which the Company bills to its affiliates. At September 30, 2016, the Company recorded a receivable of $91 for services paid on behalf of affiliates in other current assets on the Combined Balance Sheet.

Tax receivable agreement

In connection with the Offering, the Company entered into a tax receivable agreement with Lone Star that provides for, among other things, the payment by the Company to Lone Star of 85% of the amount of certain covered tax benefits, which may reduce the actual liability for certain taxes that the Company might otherwise be required to pay. The tax benefits subject to the tax receivable agreement include: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that the Company had in its assets as of the time of the consummation of the Offering, (ii) the utilization of the Company's and its subsidiaries’ net operating losses and tax credits, if any, attributable to periods prior to the Offering, (iii) deductions in respect of payments made, funded or reimbursed by an initial party to the tax receivable agreement (other than the Company or one of its subsidiaries) or an affiliate thereof to participants under the LSF9 Concrete Holdings Ltd. Long Term Incentive Plan, (iv) deductions in respect of transaction expenses attributable to the USP Acquisition and (v) certain other tax benefits attributable to payments made under the tax receivable agreement.

For purposes of the tax receivable agreement, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect until all such related tax benefits remain. Based upon the Company's preliminary estimates, the initial liability is estimated to be between

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

$114.0 million and $124.0 million, which will be recognized as a reduction to equity in the fourth quarter as of October 25, 2016, the closing date of the Offering. Subsequent changes in estimates, as applicable, will be recognized in income.

Predecessor

Parent company net investment

During the Predecessor period the combined financial statements for the Company are based on the accounting records of HC. Within these records, each subsidiary of BP NAM has its own equity accounts in the books and records, as well as intercompany balances due (to)/from affiliates and operations within HC. These intercompany balances are considered by HC as part of the capital structure of these entities and are not regularly settled in cash with the affiliate counterparties. Therefore, these intercompany balances act as clearing accounts between the parties and consist of the accumulated net transactions between the Company and other entities and operations of HC and may include both operating items (allocated expenses and purchases of services and materials) and equity items (transfers of assets, cash and dividends). The Company has recorded all such equity and intercompany balances in a single caption, Parent company net investment.

Allocated expenses

The Predecessor was allocated selling, general and administrative expenses from the Parent for certain shared services of $4,112, for the period from January 1, 2015 to March 13, 2015. The allocated costs are included in costs of goods sold or selling, general and administrative expenses in the combined statements of operations. The historical costs and expenses reflected in the Company's combined financial statements include an allocation for certain corporate functions historically provided by HC or its wholly-owned subsidiaries. Substantially all of the Company’s senior management were employed by HC and certain functions critical to the Company’s operations were centralized and managed by HC. Historically, the centralized functions have included executive senior management, financial reporting, financial planning and analysis, accounting, shared services, information technology, tax, risk management, treasury, legal, human resources, land management and strategy and development. Additionally, the Company temporarily rented office space provided by affiliates of HC. The cost of each of these services has been allocated to the Company on the basis of the Company’s relative net sales or head count as compared to that of HC depending upon which allocation methodology is more meaningful for each service. The Company and HC believe that these allocations reasonably reflect the utilization of services provided and benefits received. However, these amounts are not necessarily representative of the amounts that would have been incurred by the Company as a standalone entity.

15.    Segment reporting

Segment information is presented in accordance with ASC 280, Segment Reporting (“ASC 280”), which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s chief operating decision maker ("CODM") in order to allocate resources and assess performance. The Corporate and Other segment includes expenses related to certain executive salaries, interest costs related to long-term debt, acquisition related costs, and other corporate costs that are not directly attributable to the Company's operating segments.

Net sales from the major products sold to external customers include drainage pipe and precast products, concrete and steel water transmission pipe, and clay bricks and concrete blocks.

The Company’s three geographic areas consist of the United States, Canada and Mexico for which it reports net sales, fixed assets and total assets. For purposes of evaluating segment profit, the CODM reviews earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a basis for making the decisions to allocate resources and assess performance.

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

The following tables set forth reportable segment information with respect to net sales and other financial information attributable to the Company's reportable segments for the three and nine months ended September 30, 2016, for the three months ended September 30, 2015, for the period from March 14, 2015 to September 30, 2015 and for the period from January 1, 2015 to March 13, 2015:

Successor

For the three months ended September 30, 2016:
	Drainage Pipe & Products	Water Pipe & Products	Bricks	Corporate and Other	Total
Net Sales	$215,486	$225,645	$39,012	$2	$480,145
Income (loss) before income taxes	37,994	24,478	4,001	(49,951)	16,522
Depreciation and amortization	10,057	18,351	2,139	82	30,629
Interest expense	3,451	805	—	27,500	31,756
EBITDA	$51,502	$43,634	$6,140	$(22,369)	$78,907

Capital expenditures	$6,351	$6,632	$3,702	—	$16,685
Total assets at September 30, 2016	$753,044	$1,103,245	$138,146	$56,875	$2,051,310

For the nine months ended September 30, 2016:
	Drainage Pipe & Products	Water Pipe & Products	Bricks	Corporate and Other	Total
Net Sales	$552,035	$455,286	$110,436	$2,530	$1,120,287
Income (loss) before income taxes	90,205	43,821	7,277	(128,560)	12,743
Depreciation and amortization	29,608	34,853	6,131	457	71,049
Interest expense	6,723	1,577	—	65,585	73,885
EBITDA	$126,536	$80,251	$13,408	$(62,518)	$157,677

Capital expenditures	$12,621	$10,035	$8,410	624	$31,690

For the three months ended September 30, 2015:
	Drainage Pipe & Products	Water Pipe & Products	Bricks	Corporate and Other	Total
Net Sales	$143,087	$57,409	$39,184	$1,735	$241,415
Income (loss) before income taxes	25,007	6,188	(1,786)	(41,647)	(12,238)
Depreciation and amortization	4,206	2,460	2,416	231	9,313
Interest expense	—	—	—	13,122	13,122
EBITDA	$29,213	$8,648	$630	$(28,294)	$10,197

Capital expenditures	$1,667	$948	$749	$1,085	$4,449

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

For the period from March 14 to September 30, 2015:
	Drainage Pipe & Products	Water Pipe & Products	Bricks	Corporate and Other	Total
Net Sales	$284,118	$119,297	$84,797	$4,518	$492,730
Income (loss) before income taxes	39,467	9,955	(5,565)	(89,233)	(45,376)
Depreciation and amortization	9,300	5,398	5,236	439	20,373
Interest (income)/expense	—	—	—	28,673	28,673
EBITDA	$48,767	$15,353	$(329)	$(60,121)	$3,670

Capital expenditures	$4,516	$3,152	$2,742	$1,085	$11,495
Total assets at December 31, 2015	$626,477	$136,909	$147,699	$27,790	$938,875

Predecessor

For the period from January 1 to March 13, 2015:
	Drainage Pipe & Products	Water Pipe & Products	Bricks	Corporate and Other	Total
Net Sales	$79,341	$30,464	$19,922	$2,893	$132,620
Income (loss) before income taxes	8,839	(3,192)	(4,000)	(8,145)	(6,498)
Depreciation and amortization	3,231	1,030	2,505	128	6,894
Interest (income)/expense	—	—	18	66	84
EBITDA	$12,070	$(2,162)	$(1,477)	$(7,951)	$480

Capital expenditures	$621	$1,851	$272	$—	$2,744

The Company is also required by ASC 280 to disclose additional information related to geographic location. The Company has operations in the United States, Canada and Mexico. The Company has both revenues and long-lived assets in each country and those assets and revenues are recorded within geographic location as follows:

Property, plant, and equipment, net:
	Successor
	September 30,	December 31,
	2016	2015
United States	$554,837	$305,843
Canada	85,335	83,081
Mexico	6,547	—
	$646,719	$388,924

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

Net Sales:		Successor			Predecessor
	Three months ended September 30,	Nine months ended September 30,	Three months ended September 30,	For the period from March 14 to September 30,	For the period from January 1 to March 13,
	2016	2016	2015	2015	2015
United States	$423,526	$988,961	$189,570	$397,720	$112,299
Canada	53,475	125,223	51,845	95,010	20,321
Mexico	3,144	6,103	—	—	—
	$480,145	$1,120,287	$241,415	$492,730	$132,620

16.    Income Taxes

The Company recorded income tax benefits/ (expense) of $(8,154), $(2,729), $28,378, $(4,308), and $742 for the three months ended September 30, 2016 and 2015, for the nine months ended September 30, 2016, for the period from March 13, 2015 to September 30, 2015 and for the period from January 1, 2015 to March 13, 2015, respectively. The income tax benefit for the nine months ended September 30, 2016 is primarily attributable to the reduction of the Company’s valuation allowance and corresponding recognition of a deferred tax benefit after giving consideration to deferred income tax liabilities of $34.9 million recorded in the acquisition of Sherman-Dixie and USP. The income tax expense for the period from March 13, 2015 to September 30, 2015 is primarily attributable to the profitability of foreign operations.

The Company's quarterly provision for income taxes has historically been calculated using the annual effective rate method which applies an estimated annual effective tax rate to pre-tax income or loss. However, for the three and nine months ended September 30, 2016, interim income taxes were recorded using the actual year-to-date effective tax rate (the “discrete method”), as allowed under ASC 740-270, Accounting for Income Taxes-Interim Reporting, when a reliable estimate cannot be made for the annual effective tax rate. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that using the discrete method is more appropriate than using the annual effective tax rate method.

17.    Employee benefit plans

Defined Contribution Plans - Successor

Subsequent to the Acquisition, the Company’s employees were able to participate in a 401K defined contribution plan. The Company contributes funds into this plan subject to certain limits. For the three and nine months ended September 30, 2016, for the three months ended September 30, 2015 and for the period from March 14, 2015 to September 30, 2015 the Company recorded an expense of $4,171, $10,507, $2,660 and $8,791 for these contributions. For the period from January 1 through March 13, 2015, the Company recorded an expense of $1,724 for the Predecessor’s participation in a similar plan sponsored by HC.

Defined Benefit Pension Plans and Other Post-Retirement Benefits - Predecessor

Employees of the Predecessor participated in defined benefit plans as described below that were both sponsored by the Predecessor and sponsored by others. The combined Predecessor financial statements have been prepared on a historical basis reflecting the applicable liabilities and financial statement disclosures related to the defined benefit plans participated in under HC. The defined benefit obligations and disclosures do not necessarily reflect the costs the Predecessor would have incurred as a stand-alone entity. The related pension and post-retirement benefit liabilities were previously allocated to the Predecessor but were retained by HC subsequent to the Acquisition of the Company.

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

Canadian employee benefit plans

The Canadian companies within the Predecessor sponsored several qualified and nonqualified pension plans and other postretirement benefit plans (“OPEB”) for substantially all of their employees. Such plans are defined benefit plans. The benefits provided under these plans are based primarily on years of credited service and final average pensionable pay as defined under the respective plan provisions. The obligations associated with these benefit plans were not retained by the Successor. The detail of the net period cost for the defined benefit plans for the period from January 1, 2015 to March 13, 2015 is shown below.

Pension and Other Post-retirement Benefits (Predecessor)
For the period from January 1 to March 13,
2015
Service cost	676
Interest cost	(3)
Net Expense	673

18. Investment in equity method investee

The Company’s 50% investment in a joint venture that produces concrete pipe and precast concrete is $57,503 at September 30, 2016, which is included within the Drainage Pipe & Products segment. Selected historical financial data for the investee is as follows (unaudited):

	Three months ended	Nine months ended
	September 30,
	2016	2016
Net sales	$39,123	$102,127
Gross profit	12,827	30,841
Income from operations	8,557	18,654
Net income	8,463	18,674

19.    Subsequent events

The Offering

Forterra, Inc. received net proceeds of approximately $313.3 million in the Offering, which combined with the $1.05 billion in gross proceeds of the Refinancing and a $125.0 million draw on Forterra, Inc.’s new revolving credit facility were used to repay in full the Company's existing Junior Term Loan of $260.0 million, existing Senior Term Loan of $1.04 billion, and the existing balance under the Revolver, in addition to related expenses associated with the Offering and Refinancing.

Reorganization

Prior to the consummation of the Offering, an affiliate of Lone Star transferred its building products operations in the United States and Eastern Canada, in the Reorganization, to Forterra, Inc. Following the Reorganization, Forterra, Inc. became a wholly owned subsidiary of Forterra US Holdings, LLC, which is indirectly wholly owned by an affiliate of Lone Star.

Refinancing

Concurrent with the completion of the Offering, in the Refinancing Forterra, Inc. entered into a new asset based revolving credit facility for working capital and general corporate purposes and a new senior term loan facility, the proceeds of which, together with the proceeds from the Offering, were used to repay in full and terminate the existing Revolver, Senior Term Loan and Junior Term Loan.

FORTERRA BUILDING PRODUCTS
Notes to Unaudited Condensed Combined Financial Statements
(in thousands, unless otherwise stated)

The terms of Forterra, Inc.'s new senior term loan and revolving credit facility are described in greater detail in Note 9, Debt and deferred financing costs.

Tax receivable agreement

In connection with the Offering, the Company entered into a tax receivable agreement with Lone Star. The tax receivable agreement is described in greater detail in Note 14, Related party transactions.

Sale Leaseback

As discussed in Note 10, Financing obligation (Failed sale-leaseback), at lease inception the Company was considered to have a form of prohibited “continuing involvement” with the properties because a guarantee by LSF9 provides the buyer-lessor or lessor, as applicable, with additional collateral that reduces the buyer-lessor’s or lessor's, as applicable, risk of loss. As a result, the Company was precluded from applying sale-leaseback accounting to the Sale Leaseback, and has accounted for the transaction as a financing obligation. The assets subject to the Sale Leaseback remain on the balance sheet and continue to be depreciated over their remaining useful lives as a “failed sale-leaseback”. However, the Company entered into agreements to replace the current guarantor, LSF9, with Forterra, Inc. as the new guarantor, effective immediately following completion of the Reorganization. Due to the change in guarantor, the Sale Leaseback will qualify for sales recognition and be classified as an operating lease beginning in the fourth quarter of 2016, resulting in a loss on the disposal of assets of approximately $19.6 million.

Brick Disposition

On October 17, 2016, Forterra distributed its bricks business to an affiliate of Lone Star in the Bricks Disposition. Following the Bricks Disposition, Forterra had no relation to or business affiliation with its former bricks business or the Bricks Joint Venture other than contractual arrangements regarding certain limited transition services, the temporary use of the “Forterra” name and short-term loan which has subsequently been repaid in full. See additional detail in Note 1, Organization and description of the business.

J&G and Precast Concepts Acquisitions

On October 14, 2016, the Company completed the J&G Acquisition and the Precast Concepts Acquisition, which are described in greater detail in Note 1, Organization and description of business.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	the level of construction activity, particularly in the residential construction and non-residential construction markets;

•	government funding of infrastructure and related construction activities;

•	the highly competitive nature of our industry and our ability to effectively compete;

•	energy costs;

•	the availability and price of the raw materials we use in our business;

•	the ability to implement our growth strategy;

•	our dependence on key customers and the absence of long-term agreements with these customers;

•	the level of construction activity in Texas;

•	disruption at one of our manufacturing facilities or in our supply chain;

•	construction project delays and our inventory management;

•	our ability to successfully integrate our recent acquisitions;

•	labor disruptions and other union activity;

•	a tightening of mortgage lending or mortgage financing requirements;

•	our current dispute with HeidelbergCement related to the payment of an earn-out;

•	compliance with environmental laws and regulations;

•	compliance with health and safety laws and regulations and other laws and regulations to which we are subject;

•	our dependence on key executives and key management personnel;

•	our ability to retain and attract additional skilled technical or sales personnel;

•	credit and non-payment risks of our customers;

•	warranty and related claims;

•	legal and regulatory claims;

•	the seasonality of our business and its susceptibility to severe adverse weather;

•	our ability to maintain sufficient liquidity and ensure adequate financing or guarantees for large projects;

•	delays or outages in our information technology systems and computer networks; and

•	additional factors discussed in our filings with the Securities and Exchange Commission, or the SEC.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors” in our Final Prospectus dated October 19, 2016 filed with the SEC on October 21, 2016. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources and should be read in conjunction with our unaudited condensed and combined financial statements and the related notes, included elsewhere in this Quarterly Report on Form 10-Q.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with those statements.

Overview

Our Company

We are a leading manufacturer of pipe and precast products by sales volume in the United States and Eastern Canada for a variety of water-related infrastructure applications, including water transmission, distribution and drainage. We provide critical infrastructure components for a broad spectrum of construction projects across residential, non-residential and infrastructure markets. Our extensive suite of end-to-end products covers “the First Mile to the Last Mile” of the water infrastructure grid, ranging from large diameter pipe that transports water to and from treatment centers and manages drainage along major transportation corridors, to smaller diameter pipe that delivers potable water to, and removes wastewater from, end users in residential and commercial settings. We employ a specialized technical salesforce, including engineers and field service representatives, which enables us to deliver a high degree of customer service, create tailored solutions and ensure our products meet project specifications to maximize applications in the field. We believe that our product breadth, footprint in the United States and Eastern Canada and significant scale help make us a one-stop shop for water-related pipe and products, and a preferred supplier to a wide variety of customers, including contractors, distributors and municipalities.

Our Segments

Our operations are organized into the following reportable segments, which is the way management views the business in making operating decisions and assessing performance:

•
Drainage Pipe & Products - We are a producer of concrete drainage pipe and precast products in the United States and Eastern Canada. Recently, we acquired concrete pipe and precast and related product manufacturers Cretex and Sherman-Dixie.

•	Water Pipe & Products - We are a producer of ductile iron pipe (DIP) and concrete and steel pressure pipe.

•
Bricks - We are a manufacturer of bricks in the United States and Eastern Canada. We operate manufacturing facilities, strategically located near major Census MSAs and raw material reserves. See the section entitled "-Recent Developments-" Bricks Disposition below for additional information regarding our bricks business.

•	Corporate and Other - Consists of corporate overhead locations in the United States and our roof tile operations, which were sold in April 2016.

Basis of Presentation

Predecessor and Successor Historical Results of Operations

Lone Star, through a wholly owned subsidiary, acquired our business, along with the business of Forterra, plc, the operator the former building products business of HeidelbergCement AG, or HeidelbergCement, in the United Kingdom, or Forterra UK, on March 13, 2015 from HeidelbergCement, or the Acquisition for aggregate cash consideration of $1.33 billion, subject to a $100.0 million earn-out that is currently subject to dispute, as discussed in greater detail in Note 13 to our unaudited condensed combined financial statements included elsewhere in this Quarterly Report on Form 10-Q. Prior to the Acquisition, we were HeidelbergCement’s building products operations in the United States and Eastern Canada. LSF9 Concrete Holdings Ltd, or LSF9 was formed on February 6, 2015 for the purpose of consummating the Acquisition and had no operations prior to the date of Acquisition.

Prior to our initial public offering of common stock on October 25, 2016, or the Offering, LSF9 transferred its building products operations in the United States and Eastern Canada to Forterra, Inc. in an internal reorganization transaction, or the Reorganization, which is described in greater detail below in the section entitled "-Recent Developments-Reorganization.” Forterra, Inc. was formed on June 21, 2016 for purposes of the Reorganization and did not have any operations prior to the date of the Reorganization. In our unaudited condensed combined financial statements included elsewhere in this Quarterly Report on Form 10-Q, “Predecessor” refers to our business prior to the Acquisition and “Successor” refers to our business following the Acquisition. The historical combined Predecessor financial statements were prepared on a stand-alone basis in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and were derived from HeidelbergCement’s consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to our business and include allocations of expenses from HeidelbergCement.

The historical combined Predecessor statements of operations included expense allocations for certain corporate functions historically provided by HeidelbergCement. Substantially all of the Predecessor’s senior management was employed by HeidelbergCement and certain functions critical to our operations were centralized and managed by HeidelbergCement. Historically, the centralized functions included executive senior management, financial reporting, financial planning and analysis, accounting, information technology, tax, risk management, treasury, legal, human resources, land management and strategy and development.

HeidelbergCement used a centralized approach to cash management and financing of its operations. Historically, the majority of the Predecessor’s cash was transferred to HeidelbergCement or its North American affiliates daily and our company was dependent on HeidelbergCement’s funding of our operating and investing activities. This arrangement was not reflective of the manner in which we would have been able to finance our operations had we been a stand-alone business separate from HeidelbergCement.

The historical combined Predecessor financial statements included elsewhere in this Quarterly Report on Form 10-Q and the other historical combined Predecessor financial information presented and discussed in this discussion and analysis may not be indicative of what they would actually have been had we been a separate stand-alone entity, nor are they indicative of what our financial position, results of operations and cash flows may be in the future.

Unless otherwise specified or where the context otherwise requires, references in this Quarterly Report on Form 10-Q to “our,” “we,” “us,” the “Company” and “our business” (i) for the Predecessor periods prior to the completion of the Acquisition, refer to the building products business of HeidelbergCement in the United States and Eastern Canada, (ii) for the Successor periods after completion of the Acquisition, but prior to the Reorganization, the building products business of LSF9 in the United States and Eastern Canada and (iii) for the Successor periods after completion of the Reorganization, the operations of Forterra, Inc., in each case together with its consolidated subsidiaries.

Recent Developments

Bricks Disposition

On August 23, 2016, an affiliate of Lone Star Fund IX (U.S.),L.P. (along with its affiliates and associates, but excluding the Company and other companies that it owns as a result of its investment activity, or Lone Star) entered into an agreement with an unaffiliated third party to contribute LSF9's bricks business to a newly formed joint venture with the unaffiliated third party, or the Bricks Joint Venture. In exchange for the contribution of the bricks business, an affiliate of Lone Star received a 50% interest in the Bricks Joint Venture. On October 17, 2016, LSF9 distributed its bricks business to an affiliate of Lone Star, or the Bricks Disposition. Following the Bricks Disposition, LSF9 had no relation to or business affiliation with its former bricks business or the Bricks Joint Venture other than contractual arrangements regarding certain limited transition services, the temporary use of the “Forterra” name, and a short-term loan which has subsequently been repaid in full. We will incur tax liabilities of approximately $32.3 million as a result of the Brick Disposition which will be recognized as a charge to income in the fourth quarter.

This transaction qualifies as a reorganization of businesses under common control as set forth in the Financial Accounting Standards Board's, or FASB, Accounting Standards Codification, or ASC, 805, Business Combinations and, as such, will first be reflected in our financial statements covering the date on which the transaction occurred. As of the disposition date, the carrying value of net assets related to the brick business will be removed from our balance sheet and recognized as an equity distribution. Also, beginning in the fourth quarter of 2016, we will reclassify the operations of our former brick business to discontinued operations for all periods presented on the statement of operations.

Reorganization

Following the Brick Disposition and prior to the consummation of the Offering, the remaining building products operations of LSF9 in the United States and Eastern Canada, were transferred to Forterra, Inc. in an internal reorganization under common control transaction (the "Reorganization"). Following the Reorganization but prior to the consummation of the Offering, Forterra, Inc. was a wholly owned subsidiary of Forterra US Holdings, LLC, which is indirectly wholly owned by LSF9. Each of LSF9, Forterra US Holdings, LLC and Forterra, Inc. are affiliates of Lone Star.

The Offering

On October 25, 2016, we completed the Offering, in which we offered and sold 18,420,000 shares of our common stock. We received net proceeds from the Offering of $313.3 million, net of underwriting discounts and commissions and before payment of Offering expenses, $296.0 million of which were used to repay indebtedness.

Refinancing

Concurrent with completion of the Offering, we entered into a new asset based revolving credit facility for working capital and general corporate purposes and a new senior term loan facility, the proceeds of which, together with the proceeds of the Offering, were used to repay in full and terminate our existing debt and pay related transaction costs.

The asset based revolving credit facility provides for an aggregate principal amount of up to $300.0 million, and matures on October 25, 2021. The facility will also provide for the issuance of letters of credit of up to a sublimit to be agreed. Borrowings under the new revolving credit facility are limited by borrowing base limitations. Interest will accrue on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average excess availability under the new revolving credit facility for the most recently completed calendar quarter.

The new senior term loan facility provides for a $1.05 billion in senior secured term loan. The new senior term loan facility matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest will accrue on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or alternate base rate, in each case plus a margin.

Tax receivable agreement

In connection with the Offering, we entered into a tax receivable agreement with Lone Star that provides for, among other things, the payment by us to Lone Star of 85% of the amount of certain covered tax benefits, which may reduce the actual liability for certain taxes that we might otherwise be required to pay. The tax benefits subject to the tax receivable agreement include: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that we had in our assets as of the time of the consummation of the Offering, (ii) the utilization of our and our subsidiaries’ net operating losses and tax credits, if any, attributable to periods prior to the Offering, (iii) deductions in respect of payments made, funded or reimbursed by an initial party to the tax receivable agreement (other than us or one of our subsidiaries) or an affiliate thereof to participants under the LSF9 Concrete Holdings Ltd. Long Term Incentive Plan, (iv) deductions in respect of transaction expenses attributable to the acquisition of U.S. Pipe and (v) certain other tax benefits attributable to payments made under the tax receivable agreement.

For purposes of the tax receivable agreement, the aggregate reduction in income tax payable by we will be computed by comparing our actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect until all such related tax benefits remain. Based upon our preliminary estimates, we estimate that the initial liability will be between $114.0 million and $124.0 million, which will be recognized as a reduction to equity in the fourth quarter as of October 25, 2016, the date of the Offering. Subsequent changes in estimates, as applicable, will be recognized in income.

J&G Acquisition

On October 14, 2016, we acquired J&G Concrete Operations, LLC, or J&G, for aggregate consideration of $32.0 million, subject to customary working capital adjustments, or the J&G Acquisition. J&G manufactures concrete pipe, box culverts and special fittings in North Texas and operates as part of our drainage pipe & products segment. The J&G Acquisition was financed with borrowings on our revolving credit facility.

Precast Concepts Acquisition

On October 14, 2016, we acquired the business of Precast Concepts, LLC, or Precast Concepts, for aggregate consideration of $97.1 million, subject to customary working capital adjustments, or the Precast Concepts Acquisition. Precast Concepts manufactures concrete pipe, box culverts, storm detention systems and other precast concrete and related products in Colorado through its three facilities and operates as part of our drainage pipe & products segment. The Precast Concepts Acquisition was financed with borrowings on our revolving credit facility.

Factors Affecting our Financial Statements

Business Combinations

The Acquisition - Our business was acquired from HeidelbergCement in the Acquisition, along with the business of Forterra UK, for aggregate cash consideration of $1.33 billion, subject to an earn-out capped at $100.0 million. The earn-out is currently in dispute. Lone Star funded the transactions with an equity investment of $432.3 million and third-party debt in the amount of $940.0 million. The Acquisition was accounted for as a business combination under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 805, Business Combinations.

The Successor combined financial statements include certain assets and liabilities historically held at LSF9, including the portion of the debt incurred to consummate the Acquisition which we are obligated to pay. Our portion of the initial $432.3 million equity investment is $167.5 million. Our portion of the $940.0 million of third party debt used to finance the Acquisition is $515.5 million. The remainder of the debt was allocated to Forterra UK and other affiliates of LSF9 that are not included in these financial statements. We and the other affiliates of LSF9, other than Forterra UK, are co-obligors and jointly and severally liable under the terms of the initial credit agreements. Forterra UK was released as an obligor in connection with its initial public offering and the repayment of its portion of the debt, as discussed in Note 9 to our unaudited condensed combined financial statements. As part of the Acquisition, we incurred transaction costs necessary to consummate the Acquisition.

Cretex Acquisition - On October 1, 2015, we acquired all of the outstanding stock of Cretex Concrete Products, Inc., or Cretex, for $245.1 million, or the Cretex Acquisition. Cretex is a manufacturer of concrete pipe, box culverts, precast drainage structures, pre-stressed bridge components and ancillary precast products, and our acquisition of Cretex expanded our market footprint into the Upper Midwestern United States.

Sherman-Dixie Acquisition - On January 29, 2016, we acquired all of the outstanding stock of Sherman-Dixie Concrete Industries, Inc., or Sherman-Dixie for $66.8 million, or the Sherman-Dixie Acquisition. Sherman-Dixie manufactures and sells concrete pipe, box culverts, precast concrete utility products, storm and sanitary civil engineered systems and specialty engineered retainage systems in the Southeastern United States.

U.S. Pipe Acquisition - We acquired substantially all of the stock of USP Holdings Inc., or U.S. Pipe, a ductile iron pipe manufacturer, on April 15, 2016 for an initial purchase price of $775.1 million, or the U.S. Pipe Acquisition, which was funded with a $205.0 million borrowing on the Revolver, a portion of the proceeds of the Sale Leaseback and a capital contribution of $402.1 million from Lone Star.

Bio Clean Acquisition - We acquired substantially all of the stock of Bio Clean Environmental Services, Inc. and Modular Wetland Systems, Inc., or together Bio Clean, on August 4, 2016 for an initial purchase price of $30.6 million in cash, subject to customary working capital adjustments, or the Bio Clean Acquisition.

Sale Leaseback - In April 2016, we sold 49 of our properties in the United States and Eastern Canada and entered into a concurrent agreement to lease back each of those properties from the respective buyer or an affiliate thereof for an initial term of 20 years, or the Sale Leaseback. At lease inception of the Sale Leaseback, we (as the seller-lessee) were considered to have a form of prohibited “continuing involvement” with the properties because we provided the respective purchaser or an affiliate thereof (as the buyer-lessor or lessor) with a guarantee that serves as additional collateral that reduces the buyer-lessor’s or lessor's, as applicable, risk of loss. As a result, we are precluded from applying sale-leaseback accounting to the Sale Leaseback, and we have accounted for the transaction as a financing obligation. The assets subject to the Sale Leaseback remain on the balance sheet and continue to be depreciated over their remaining useful lives as a “failed sale-leaseback”. However, in conjunction with the Reorganization, we subsequently replaced the guarantor, LSF9, with the Company as the new guarantor which allows the Sale Leaseback to qualify for sales recognition and be classified as an operating lease, beginning in the fourth quarter of 2016.

Results of Operations

Three Months ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Total Company

The following table summarizes our unaudited condensed combined financial information for the three months ended September 30, 2016 and 2015. See further discussion related to the financial information above in the “—Basis of Presentation."

	Three months ended September 30, 2016	% of net sales	Three months ended September 30, 2015	% of net sales	Change	% Change
Net sales	$480,145	100.0%	$241,415	100.0%	$238,730	98.9%
Cost of goods sold	371,123	77.3%	196,139	81.2%	174,984	89.2%
Gross profit	109,022	22.7%	45,276	18.8%	63,746	140.8%
Selling, general & administrative expenses and other	(60,528)	(12.6)%	(44,392)	(18.4)%	(16,136)	36.3%
Income (loss) from operations	48,494	10.1%	884	0.4%	47,610	NM

Other income (expenses)
Interest expense	(31,756)	(6.6)%	(13,122)	(5.4)%	(18,634)	142.0%
Other income (expenses), net	(216)	NM	—	NM	(216)	NM
Income (loss) before income taxes	16,522	3.4%	(12,238)	(5.1)%	28,760	(235.0)%
Income tax (expense) benefit	(8,154)	(1.7)%	(2,729)	(1.1)%	(5,425)	198.8%
Net income (loss)	$8,368	1.7%	$(14,967)	(6.2)%	$23,335	(155.9)%

Net sales

Net sales increased by $238.7 million, or 98.9%, to $480.1 million in the three months ended September 30, 2016 from $241.4 million in the three months ended September 30, 2015. The increase is attributable to the impact of acquisitions including an increase in net sales of $184.8 million from U.S. Pipe, $65.4 million from Cretex, $15.0 million from Sherman-Dixie, and $3.1 million from Bio Clean. The increase was partially offset by a decline in net sales from legacy Forterra of $29.6 million caused by an 11.0% decline in sales volumes partially offset by a 1.4% increase in the average selling price.

Cost of goods sold

Cost of goods sold increased by $175.0 million, or 89.2%, to $371.1 million in the three months ended September 30, 2016 from $196.1 million in the three months ended September 30, 2015. The increase is a result of cost of goods sold from our recent acquisitions including $143.8 million from U.S. Pipe, $52.9 million from Cretex, and $13.7 million from Sherman-Dixie. Partially offsetting the increase was a reduction in cost of goods sold for the legacy Forterra business due to lower sales volumes as discussed above as well as the reduction of inventory step-up amortization associated with acquisitions of $5.0 million in the three months ended September 30, 2016.

Gross profit

Gross profit increased by $63.7 million, or 140.8%, to $109.0 million in the three months ended September 30, 2016 from $45.3 million in the three months ended September 30, 2015. Gross profit increased due to the impact of the acquisitions as well as a reduction in the inventory step-up amortization of $5.0 million, each as discussed above.

Selling, general and administrative expenses and other

Selling, general and administrative expenses and other costs increased by $16.1 million, or 36.3%, to $60.5 million in the three months ended September 30, 2016 from $44.4 million in the three months ended September 30, 2015. The increase is a result of additional costs associated with our acquisitions of $22.2 million from U.S. Pipe, $5.1 million from Cretex, $2.1 million from Sherman-Dixie, and $1.6 million from Bio Clean. Partially offsetting this increase is a reduction in legacy Forterra selling, general, and administrative expenses of $14.9 million primarily due to a reduction of transaction and consulting costs associated with the Acquisition.

Interest expense

Interest expense increased by $18.6 million, or 142.0%, to $31.8 million in the three months ended September 30, 2016 from $13.1 million in the three months ended September 30, 2015. This increase from the three months ended September 30, 2015 was due to the cumulative impact of additional indebtedness incurred in connection with the Cretex Acquisition in the fourth quarter of 2015, the Sherman-Dixie Acquisition in the first quarter of 2016, the U.S. Pipe Acquisition in the second quarter of 2016 and the incremental borrowing of $345.0 million under the senior term loan that was used to pay a $338.3 million dividend to Lone Star, or the Debt Recapitalization, which was completed in June 2016. These items increased the total debt balance by approximately $585 million.

Income tax expense

Income tax expense increased by $5.4 million, or 198.8%, to $8.2 million in the three months ended September 30, 2016 from $2.7 million in the three months ended September 30, 2015 due to an increase in taxable income.

Net income (loss)

Net income (loss) increased by $23.3 million to net income of $8.4 million in the three months ended September 30, 2016 from a net loss of $15.0 million in the three months ended September 30, 2015 due to favorable contributions from the acquisitions as discussed above.

Segment Results of Operations

The following table summarizes certain financial information relating to our operating results by segment that have been derived from our unaudited condensed combined financial information for the three months ended September 30, 2016 and 2015 included in our unaudited condensed combined financial statements. See further discussion related to the Bricks Disposition above.

	Drainage Pipe & Products	Water Pipe & Products	Bricks	Corporate and Other	Total
For the three months ended September 30, 2016:
Net sales	$215,486	$225,645	$39,012	$2	$480,145
Gross profit (loss)	52,661	49,395	7,706	(740)	109,022
Income (loss) before income taxes	37,994	24,478	4,001	(49,951)	16,522

For the three months ended September 30, 2015:
Net sales	$143,087	$57,409	$39,184	$1,735	241,415
Gross profit (loss)	31,103	11,272	4,015	(1,114)	45,276
Income (loss) before income taxes	25,007	6,188	(1,786)	(41,647)	(12,238)

For the purposes of evaluating segment performance, the Company’s chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of earnings before interest, taxes, depreciation and amortization.

Drainage Pipe & Products

Net sales

Net sales increased by $72.4 million, or 50.6%, to $215.5 million in the three months ended September 30, 2016 from $143.1 million in the three months ended September 30, 2015. The increase is primarily attributable to net sales of $65.4 million from the Cretex Acquisition, net sales of $15.0 million from the Sherman-Dixie Acquisition, and net sales of $3.1 million from the Bio Clean Acquisition. Partially offsetting the increase was a reduction in net sales from the legacy Forterra business of $11.1 million primarily due to lower sales volumes of 7.2%.

Gross profit

Gross profit increased $21.6 million, or 69.3%, in the three months ended September 30, 2016, to $52.7 million from $31.1 million in the three months ended September 30, 2015, primarily due to the impact of acquisitions as well as an increase in gross profit due to a reduction in amortization of inventory step-up of $1.7 million.

Water Pipe & Products

Net sales

Net sales increased by $168.2 million, or 293.1%, to $225.6 million in the three months ended September 30, 2016 from $57.4 million in the three months ended September 30, 2015. The increase was attributable to $184.8 million of net sales from the U.S. Pipe Acquisition. Partially offsetting the increase was a reduction in legacy Forterra net sales of $16.6 million primarily due to a reduction of sales volumes.

Gross profit

Gross profit increased by $38.1 million, or 338.2%, to $49.4 million in the three months ended September 30, 2016 from $11.3 million in the three months ended September 30, 2015, due to the impact of the U.S. Pipe Acquisition as well as the reduction of amortization of inventory step-up of $1.1 million.

Nine Months Ended September 30, 2016

Total Company

The following table summarizes certain financial information relating to our operating results that have been derived from our unaudited condensed combined financial statements of Forterra Building Products for the nine months ended September 30, 2016. Also included is certain information relating to the operating results as a percentage of net sales.

	Nine months ended September 30, 2016	% of Net Sales
Combined Statements of Income Data:
Net sales	$1,120,287	100.0%
Cost of goods sold	880,494	78.6%
Gross profit	239,793	21.4%
Selling, general and administrative expenses	(164,681)	(14.7)%
Impairment and restructuring charges	(578)	NM
Earnings from equity method investee	9,014	0.8%
Other operating income	4,473	0.4%
	(151,772)	(13.5)%
Income from operations	88,021	7.9%
Other income (expenses)
Interest expense	(73,885)	(6.6)%
Other income (expense), net	(1,393)	(0.1)%
Income before income taxes	12,743	1.1%
Income tax benefit	28,378	2.5%
Net income	$41,121	3.7%

Net sales for the nine months ended September 30, 2016 were $1,120.3 million consisting of legacy Forterra net sales of $594.1 million, net sales as a result of the U.S. Pipe Acquisition of $335.1 million, $150.3 million of net sales from the Cretex Acquisition, and $37.4 million from the Sherman-Dixie Acquisition. Cost of goods sold were $880.5 million, which included $12.5 million of inventory step-up adjustments due to the impact of business combinations primarily related to the U.S. Pipe Acquisition, which resulted in gross profit of $239.8 million. Selling, general and administrative expenses were $164.7 million, which includes $60.1 million of costs from acquired businesses. Interest expense of $73.9 million was incurred as a result of the outstanding debt during the period. Net income was $41.1 million driven by positive operating results partially offset by interest expense.

Segment Results of Operations

For nine months ended September 30, 2016:
	Drainage Pipe & Products	Water Pipe & Products	Bricks	Corporate and Other	Total
Net sales	$552,035	$455,286	$110,436	$2,530	$1,120,287
Gross profit (loss)	131,325	90,611	19,698	(1,841)	239,793
Income (loss) before income taxes	90,205	43,821	7,277	(128,560)	12,743

For the purposes of evaluating segment performance, the Company’s chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of earnings before interest, taxes, depreciation and amortization.

Drainage Pipe & Products

Net sales were $552.0 million which included net sales from the Cretex and Sherman-Dixie acquisitions of $187.7 million. Gross profit was $131.3 million which included the impact of inventory step-up adjustments of $1.9 million as a result of the business combinations.

Water Pipe & Products

Net sales were $455.3 million which included sales from U.S. Pipe of $335.1 million. Gross profit was $90.6 million which included the impact of non-recurring inventory adjustments of $10.6 million as a result of the U.S. Pipe Acquisition.

Period from March 14, 2015 to September 30, 2015

Total Company

The following table summarizes certain financial information relating to our operating results that have been derived from our combined Successor financial statements for the period from March 14, 2015 to September 30, 2015. Also included is certain information relating to the operating results as a percentage of net sales.

	Successor
	For the period from March 14 to September 30, 2015	% of Net Sales
Combined Statements of Income Data:
Net sales	$492,730	100.0%
Cost of goods sold	424,544	86.2%
Gross profit	68,186	13.8%
Selling, general and administrative expenses	(92,835)	(18.8)%
Impairment and restructuring charges	(941)	(0.2)%
Earnings from equity method investee	6,718	1.4%
Other operating income	2,309	0.5%
	(84,749)	(17.2)%
Loss from operations	(16,563)	(3.4)%
Other income (expenses)
Interest expense	(28,673)	(5.8)%
Other income (expense), net	(140)	NM
Loss before income taxes	(45,376)	(9.2)%
Income tax benefit	(4,308)	(1.0)%
Net loss	$(49,684)	(10.1)%

Net sales for the period from March 14, 2015 to September 30, 2015 were $492.7 million. Cost of goods sold was $424.5 million, which included $27.7 million of inventory step-up adjustments as a result of the Acquisition, which resulted in a gross profit of $68.2 million. Selling, general and administrative expenses were $92.8 million during the period. Interest expense was $28.7 million as a result of debt incurred to fund the Acquisition. The net loss of $49.7 million was primarily driven by selling, general and administrative expenses and interest expense.

Segment Results of Operations

For the period from March 14, 2015 to September 30, 2015:
	Drainage Pipe & Products	Water Pipe & Products	Bricks	Corporate and Other	Total
Net sales	$284,118	$119,297	$84,797	$4,518	$492,730
Gross profit (loss)	48,255	18,217	2,833	(1,119)	68,186
Income (loss) before income taxes	39,467	9,955	(5,565)	(89,233)	(45,376)

For the purposes of evaluating segment performance, the Company’s chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of earnings before interest, taxes, depreciation and amortization.

Drainage Pipe & Products

Net sales were $284.1 million during the period. Gross profit was $48.3 million which included the impact of inventory step-up adjustments of $15.2 million as a result of the Acquisition.

Water Pipe & Products

Net sales were $119.3 million during the period. Gross profit was $18.2 million which included the impact of inventory step-up adjustments of $5.9 million as a result of the Acquisition.

Bricks

Net sales were $84.8 million during the period. Gross profit was 2.8 million which included the impact of inventory step-up adjustments of $6.5 million as a result of the Acquisition.

Period from January 1, 2015 to March 13, 2015

Total Company

The following table summarizes certain financial information relating to our operating results that have been derived from our combined Predecessor financial statements for the period from January 1, 2015 to March 13, 2015. Also included is certain information relating to the operating results as a percentage of net sales.

	Predecessor
	For the period from January 1 to March 13, 2015	% of Net Sales
Combined Statements of Income Data:
Net sales	$132,620	100.0%
Cost of goods sold	117,831	88.8%
Gross profit	14,789	11.2%
Selling, general and administrative expenses	(21,683)	(16.3)%
Impairment and restructuring charges	(542)	(0.4)%
Earnings from equity method investee	67	0.1%
Other operating income	994	0.7%
	(21,164)	(16.0)%
Income (loss) from operations	(6,375)	(4.8)%
Other income (expense)
Interest expense	(84)	(0.1)%
Other income (expense), net	(39)	NM
Loss before income taxes	(6,498)	(4.9)%
Income tax expense	742	0.6%
Net loss	$(5,756)	(4.3)%

Net sales for the period were $132.6 million. Cost of goods sold was $117.8 million resulted in gross profit of $14.8 million. Selling, general and administrative expenses were $21.7 million. The net loss of $5.8 million was primarily driven by selling, general, and administrative expenses.

Segment Results of Operations

For the period from January 1, 2015 to March 13, 2015:
	Drainage Pipe & Products	Water Pipe & Products	Bricks	Corporate and Other	Total
Net sales	$79,341	$30,464	$19,922	$2,893	$132,620
Gross profit	13,567	413	429	380	14,789
Income (loss) before income taxes	8,839	(3,192)	(4,000)	(8,145)	(6,498)

For the purposes of evaluating segment performance, the Company’s chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of earnings before interest, taxes, depreciation and amortization.

Drainage Pipe & Products

Net sales were $79.3 million during the period which resulted in gross profit of $13.6 million.

Water Pipe & Products

Net sales were $30.5 million during the period which resulted in gross profit of $0.4 million.

Bricks

Net sales were $19.9 million during the period which resulted in gross profit of $0.4 million.

Liquidity and Capital Resources

Prior to the Acquisition, our primary source of liquidity was cash from operations and borrowings or advances from HeidelbergCement. The Predecessor used HeidelbergCement’s centralized processes and systems for cash management, payroll and purchasing. As a result, all cash received by our business was deposited with HeidelbergCement’s general corporate funds and was not specifically allocated to our business.

Since the Acquisition, our primary sources of liquidity have been cash on hand, cash from operations and borrowings under our long-term debt. We believe these sources will be sufficient to fund our planned operations and capital expenditures in the next 24 months.

We are currently engaged in a dispute with HeidelbergCement regarding the earn out provision in the purchase agreement entered into in connection with the Acquisition. As discussed in greater detail in Note 13, Commitments and contingencies, to our unaudited condensed combined financial statements. HeidelbergCement has asserted that a payment should be made in the amount of $100.0 million. Resolution may be determined by a neutral accountant pursuant to the terms of the purchase agreement. If it is determined that we are required to make a significant payment to HeidelbergCement, we may not have sufficient cash to make such payment and may be required to incur additional indebtedness.

As of September 30, 2016 and December 31, 2015, we had approximately $36.2 million and $43.6 million of cash and cash equivalents, respectively, of which $25.4 million and $8.8 million, respectively, were held by foreign subsidiaries. All of the cash and cash equivalents as of September 30, 2016 and December 31, 2015 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.  We are not aware of legal or economic restrictions on our ability to repatriate funds in the form of cash dividends, loans or advances. We do not have any present intention to repatriate these funds. However, if these funds are repatriated to the United States, we will be subject to additional taxes including withholdings tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. Total debt as of September 30, 2016 was $1,471.2 million, and included $1,000.9 million and $237.6 million outstanding on the Senior Term Loan and Junior Term Loan, respectively, and a $210.4 million financing obligation related to the Sale Leaseback discussed in Note 10, Financing Obligation (failed sale-leaseback), to our unaudited condensed combined financial statements included elsewhere in this Quarterly Report on Form 10-Q.  At September 30, 2016, we had $25.0 million outstanding on the Revolver, which had additional borrowing capacity as of such date of $237.5 million.

The Revolver provided for aggregate maximum borrowings (subject to availability under a borrowing base) of up to $285.0 million, with up to $60.0 million thereof available for the issuance of letters of credit. Interest accrued on outstanding borrowings at a rate equal to LIBOR plus a margin ranging from 1.50% to 2.00% per annum, or at an alternate base rate plus a margin ranging from 0.50% to 1.00% per annum, in each case, depending on the average excess availability under the Revolver for the most recently completed calendar quarter. The Revolver also carried an unused facility fee ranging from 0.250% to 0.375% per annum, depending on the average excess availability under the Revolver for the most recently completed calendar quarter. Subject to certain exceptions, the Revolver was subject to mandatory prepayment and/or cash collateralization of letters of credit if outstanding extensions of credit exceed the borrowing base. The amount of the mandatory prepayment is the amount by which outstanding extensions of credit under the Revolver exceed the then-current borrowing base. The Revolver matured in March 2020. As of September 30, 2016, there were $25.0 million borrowings and $22.5 million of letters of credit outstanding under the Revolver, resulting in available capacity under the Revolver of $237.5 million.

The Senior Term Loan provided for term loans in the maximum principal amounts of $1.2 billion. Interest accrued on outstanding borrowings under the Senior Term Loan at a rate equal to LIBOR (with a floor of 1.0%) plus a margin of 5.50% per annum, or at an alternate base rate plus a margin of 4.50% per annum. Subject to certain exceptions, the Senior Term Loan was subject to mandatory prepayment with the net cash proceeds of asset sales, insurance and condemnation recovery events, excess cash flow and certain incurrences of additional indebtedness and refinancing events. The Senior Term Loan matured in March 2022. As of September 30, 2016, there was $1,035.7 million of borrowings outstanding under the Senior Term Loan.

The Junior Term Loan provided for term loans in the aggregate maximum principal amount of $260.0 million. Interest accrued on outstanding borrowings under the Junior Term Loan at a rate equal to LIBOR (with a floor of 1.0%) plus a margin of 9.50% per annum, or at an alternate base rate plus a margin of 8.50% per annum. The Junior Term Loan was subject to substantially the same mandatory prepayment requirements as the Senior Term Loan. Prepayments in respect of the Junior Term Loan were subject to a prepayment premium of 3.0% of the aggregate term loans being so prepaid for any prepayments made on or prior to March 13, 2017 and 1.0% of the aggregate term loans being so prepaid for any prepayments made after such date and on or prior to March 13, 2018. Subject to certain exceptions, the Junior Term Loan was subject to mandatory prepayment with the net cash proceeds of asset sales, insurance and condemnation recovery events, excess cash flow and certain incurrences of additional indebtedness and refinancing events. The Junior Term Loan matures in March 2023. As of September 30, 2016, there was $260.0 million of borrowings outstanding under the Junior Term Loan.

On October 25, 2016, we completed the Offering, in which we offered and sold 18,420,000 shares of common stock at a public offering price of $18.00 per share and received net proceeds of $313.3 million, net of underwriter discounts and commissions and before deducting offering expenses, $296.0 of which was used to repay indebtedness. Concurrent therewith, we entered into a new asset backed revolving credit facility and senior term loan. The terms of our new revolving credit facility and senior term loan are described in greater detail in Note 9, Debt and deferred financing costs, to our unaudited condensed combined financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented.

	(In thousands)
	Successor		Predecessor

	Nine months ended September, 30 2016	March 14, 2015 to September 30, 2015	January 1, 2015 to March 13, 2015

Statement of Cash Flows data:
Net cash provided by (used in) operating activities	$30,872	$70,666	$(48,224)
Net cash used in investing activities	(899,514)	(648,541)	(2,762)
Net cash provided by (used in) financing activities	860,219	611,012	60,907

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was $30.9 million for the nine months ended September 30, 2016, $70.7 million for the period from March 14, 2015 to September 30, 2015, and $48.2 million for the period from January 1, 2015 to March 13, 2015. Changes during the periods are due to the variability between the timing of receipt and distribution of cash in our working capital accounts.

Net Cash Used in Investing Activities

Net cash used in investing activities was $899.5 million for the nine months ended September 30, 2016 due primarily to the U.S. Pipe Acquisition and the Sherman Dixie Acquisition, $648.5 million for the period from March 14, 2015 to September 30, 2015 primarily due to the Acquisition, and $2.8 million for the period from January 1, 2015 to March 13, 2015 due to cash used for property, plant and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $860.2 million for the nine months ended September 30, 2016 due primarily to the additional debt incurred as part of the Sherman-Dixie Acquisition, the U.S. Pipe Acquisition and the Debt Recapitalization and a capital contribution from Lone Star to be used in the U.S. Pipe Acquisition, partially offset by a dividend to Lone Star in connection with the Debt Recapitalization. Net cash provided by financing activities was $611.0 million for the period from March 14, 2015 to September 30, 2015 primarily consisting of additional borrowings of long-term debt incurred in connection with the Acquisition as well as capital contributions from Lone Star. Net cash provided by financing activities was $60.9 million for the period January 1, 2015 to March 13, 2015 due to capital contributions from our former parent.

Capital Expenditures

Our capital expenditures were $31.7 million for nine months ended September 30, 2016, $11.5 million for the period from March 14, 2015 to September 30, 2015 and $2.7 million for the period from January 1, 2015 to March 13, 2015. Capital expenditures primarily related to equipment, such as plant and mobile equipment, expansion of existing facilities and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments, particularly in our Water Pipe & Products and Bricks segments. As of September 30, 2016, outstanding stand-by letters of credit amounted to $22.5 million.

Application of Critical Accounting Policies and Estimates

Business Combinations

Assets acquired and liabilities assumed in business combination transactions, as defined by ASC 805, Business Combination, are recorded at fair value using the acquisition method of accounting. We allocate the purchase price of acquisitions based upon the fair value of each component which may be derived from various observable and unobservable inputs and assumptions. Initial purchase price allocations are preliminary and subject to revision within the measurement period, not to exceed one year from the date of the transaction. The fair value of property, plant and equipment and intangible assets may be based upon the discounted cash flow method that involves inputs that are not observable in the market (Level 3). Goodwill assigned represents the amount of consideration transferred in excess of the fair value assigned to identifiable assets acquired and liabilities assumed.

Use of estimates

The preparation of the combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the combined financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. The more significant estimates made by management relate to fair value estimates for assets and liabilities acquired in business combinations; accrued liabilities for environmental cleanup, reclamation, pensions and other employee benefit plans, bodily injury and insurance claims; and estimates for deferred tax assets, inventory reserves, allowance for doubtful accounts and impairment of long-lived assets.

Inventories

Inventories are valued at the lower of cost or market. The Company’s inventories are valued using the average cost method. Inventories include materials, labor and applicable factory overhead costs. The value of inventory is adjusted for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated considering the impact of market trends, an evaluation of economic conditions, and the value of current orders relating to the future sales of each respective component of inventory.

Goodwill and other intangible assets, net

The goodwill reflected in the combined Successor balance sheets relates to the recognition of goodwill in connection with business combinations. Goodwill represents the excess of costs over the fair value of identifiable assets acquired and liabilities assumed.

The Company evaluates goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets. ASC 350 requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company performs its annual impairment testing of goodwill as of October 1 of each year and in interim periods if events occur that would indicate that it is more likely than not goodwill may be impaired.

The Company evaluates its intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the net book value may not be recoverable. Intangible assets with finite lives consist of customer relationships, customer backlogs, and brand names, and are amortized under a consumption method over the estimated useful lives. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends.

If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net book value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the asset over the remaining amortization period, the Company reduces the net book value of the related intangible asset to fair value and may adjust the remaining amortization period.

Income Taxes

As of the date of the Acquisition, the Successor financial statements reflect a new tax basis of accounting as the Company includes taxable entities independent of the Predecessor. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts, using currently enacted tax rates. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company recognizes a tax benefit for uncertain tax positions if the Company believes it is more likely than not that the position will be upheld on audit based solely on the technical merits of the tax position. The Company evaluates uncertain tax positions after the consideration of all available information.

For the Predecessor periods, income tax expense and related current and deferred income taxes receivable and payable were calculated assuming that the Predecessor files hypothetical stand-alone income tax returns in Canada and hypothetical consolidated income tax returns for the U.S. building products activities.

Losses and other tax attributes generated on a hypothetical stand-alone basis and hypothetical consolidated return basis are reflected as deferred tax assets, even though some of those losses or attributes may have been utilized by HeidelbergCement’s filing entities. All hypothetical current taxes payable or receivable are deemed settled through net parent investment. All tax consequences associated with the Predecessor period were retained by HeidelbergCement.

Revenue recognition

Revenues are recognized by the Company when the risks and rewards associated with the transaction have been transferred to the purchaser, which is demonstrated when all the following conditions are met: evidence of a binding arrangement exists (generally, purchase orders), products have been delivered or services have been rendered, there is no future performance required, fees are fixed or determinable and amounts are collectable under normal payment terms. Sales represent the net amounts charged or chargeable in respect of services rendered and goods supplied, excluding intercompany sales. Sales are recognized net of any discounts given to the customer.

The Company bills and incurs shipping costs to third parties for the transportation of building products to customers.

The Company's revenues primarily relate to product shipments. For certain engineering and construction contracts and building contracting arrangements, the Company recognizes revenue using the percentage of completion method, based on total contract costs incurred to date compared to total estimated cost at completion for each contract. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. If estimated total costs on a contract indicate a loss, the entire loss is provided for in the financial statements immediately. To the extent the Company has invoiced and collected from its customers more revenue than has been recognized as revenue using the percentage of completion method, the Company records the excess amount invoiced as deferred revenue.

The Company generally provides limited warranties related to its products which cover manufacturing in accordance with the specifications identified on the face of our quotation or order acknowledgement and to be free of defects in workmanship or materials. The warranty periods typically extend for a limited duration of one year. The Company estimates and accrues for potential warranty exposure related to products which have been delivered.

Recent Accounting Guidance Adopted

A summary of recent accounting pronouncements and our assessment of any expected impact of these pronouncements if known is included in Note 2 to the unaudited condensed combined financial statements included elsewhere in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates and commodity price risk associated with our input costs. We utilize derivative instruments to manage selected foreign exchange and interest rate exposures. See Note 12 to our unaudited condensed combined financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. Based upon our outstanding principal amount of debt of $1,538 million at September 30, 2016, an increase in the current rate levels of 1% would result in an increase in our annual interest expense of $15.4 million.

Foreign Currency Risk

Approximately 11.2% of our net sales for the nine months ended September 30, 2016 were in Canada. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and the Canadian dollar. Based upon our net sales for the nine months ended September 30, 2016, we estimate that a 1% change in the exchange rate between the U.S. dollar and the Canadian dollar would affect net sales by approximately $1.3 million. This may differ from actual results depending on the levels of net sales in Canada.

Commodity Price Risk

We are subject to commodity price risks with respect to price changes mainly in the electricity and natural gas markets and other raw material costs, such as cement, aggregates, steel and clay. Price fluctuations on our key inputs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as the global economic conditions, changes in or disruptions to industry production capacity, changes in inventory levels and other factors beyond our control.

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. We provide our products to customers based on an evaluation of the financial condition of our customers, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. We monitor the exposure for credit losses and maintain allowances for anticipated losses. Concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion among many different geographies.

PART I. FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2016, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of their inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Material Weaknesses in Internal Control Over Financial Reporting

Our management is responsible for the design, implementation and maintenance of our internal controls over our financial reporting as defined in Rule 13a-15(e) promulgated under the Exchange Act. In connection with the audit of our combined financial statements during the period from March 14, 2015 to December 31, 2015, material weaknesses in our internal control over financial reporting were identified. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses resulted in material adjustments to our combined financial statements identified during the audit and corrected in historical periods presented.

The two material weaknesses identified as of December 31, 2015 were:

◦
Systems, processes and people: this material weakness related to the fact we (i) did not have adequate systems in place for recording transactions, (ii) did not have well designed processes under which we could complete our financial statement close process and (iii) were heavily dependent on HeidelbergCement’s people for support functions.

•
Systems - The issue regarding our systems related to the fact we did not maintain a general ledger in which transactions were recorded on a basis that is consistent with policies established for purposes of complying with U.S. GAAP and consistent with our business practices independent of HeidelbergCement and its affiliates. At various times in 2015 prior to the Acquisition, our accounting records were maintained by affiliates of HeidelbergCement under accounting policies intended to comply with HeidelbergCement’s IFRS group reporting requirements or, following the Acquisition, under those same accounting policies under the terms of a transition services agreement with HeidelbergCement. In order to prepare financial statements as a stand-alone company in compliance with U.S. GAAP, we were required to record a significant number of manual adjusting entries and other adjustments necessary to adjust the financial statements to an appropriate degree of precision necessary for our stand-alone reporting to be accurate.

•
Processes - Prior to the Acquisition, we were one member of HeidelbergCement’s large multinational group of companies and were therefore not required to produce stand-alone financial reporting. Our routine policies, procedures and practices that existed as of December 31, 2015 were developed to process transactions and produce financial data to meet HeidelbergCement’s financial reporting needs under IFRS. Our accounting policies and practices had not been substantially modified and documented since the Acquisition. As such, we had not established well-defined processes under which we could complete our financial statement close process for stand-alone U.S. GAAP financial reporting at that time.

•
People (dependence on HeidelbergCement) - In order to produce financial statements in compliance with GAAP, we relied on the resources of HeidelbergCement and its affiliates following the Acquisition. Among other things, at times in 2015, both prior to the Acquisition and following the Acquisition pursuant to a

PART I. FINANCIAL INFORMATION

transition services agreement, we were specifically dependent on HeidelbergCement for the provision of legal services, accounting and finance services, human resources, marketing and contract support, customer support, treasury, facility and land management and other corporate and infrastructure services. Additionally, an extensive number of third party service providers were performing routine financial statement close processes, including qualitative activities, for much of 2015. We have largely eliminated our reliance on HeidelbergCement personnel and third-parties; however, the training of personnel hired and establishment of effective policies and procedures will continue to be a significant undertaking.

◦
Inventory: this material weakness related to the cumulative impact of control deficiencies found in our inventory cycle and the fact that the required standard costing and physical observation audit adjustments to inventory was considered material to our financial statements.

Each of these material weaknesses could result in a material error and a misstatement of the account balances or disclosures that could result in a material misstatement to our annual or interim combined financial statements that would not be prevented or detected. See “Risk Factors.”

We are in the process of implementing a remediation plan to specifically address these material weaknesses and to improve the effectiveness of our internal control over financial reporting. The specific aspects of our remediation plan include:

•
The redesign and implementation of internal controls and process flows for each business cycle (Purchase to Pay, Quote to Cash, Inventory, Payroll and Benefits, and Financial Close and Reporting) and subsequent implementation of these processes and controls to field locations;

•	Assessment of the design and operating effectiveness of our enterprise resource planning, or ERP, system;

•	Training users on our ERP system use and controls;

•	Assessing competencies of existing accounting and finance personnel with responsibilities for financial accounting and reporting, and developing ongoing training programs;

•	Recruiting and hiring accounting and finance personnel with the appropriate accounting and reporting technical skills to support its financial reporting responsibilities; and

•	Recruiting and hiring additional finance personnel to support internal control documentation, testing and monitoring of controls.

While management has concluded that we have material weaknesses in our internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of our historical combined financial statements, including our unaudited condensed combined financial statements included elsewhere in this Quarterly Report on Form 10-Q. Accordingly, management believes that our historical combined financial statements included elsewhere in this Quarterly Report on Form 10-Q fairly present in all material respects, our financial condition, results of operations and cash flows.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected or that judgments in decision-making are not based on faulty input.

Our independent public accounting firm has not yet performed an audit of our internal control over financial reporting and is not required to report on management's assessment of our internal control over financial reporting until the second annual report on Form 10-K that we file with the SEC.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 13, “Commitments and Contingencies,” to our unaudited condensed combined financial statements included in Part I of this report is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors previously disclosed in our Final Prospectus dated October 19, 2016 filed with the SEC on October 21, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1 Senior Lien Term Loan Credit Agreement dated October 25, 2016 by an among Forterra, Inc., Forterra Finance, LLC, as borrower, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, filed on November 10, 2016 as exhibit 10.1 to the Current Report on Form 8-K/A of Forterra, Inc. and incorporated herein by reference.

10.2 ABL Credit Agreement dated October 25, 2016 by and among Forterra, Inc. and certain of its subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as agent, filed on November 10, 2016 as exhibit 10.2 to the Current Report on Form 8-K/A of Forterra, Inc. and incorporated herein by reference.

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1* Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Calculation Linkbase Document.

101.DEF XBRL Taxonomy Definition Linkbase Document.

101.LAB XBRL Taxonomy Label Linkbase Document.

101.PRE XBRL Taxonomy Presentation Linkbase Document.

* Exhibit 32.1 shall not be deemed filed with the SEC, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

PART II. OTHER INFORMATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTERRA, INC.
(Registrant)

	/s/ Jeff Bradley	November 15, 2016
By:	Jeff Bradley
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ William M. Brown	November 15, 2016
By:	William M. Brown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)