Form 10-K
period 2016-12-31
Forterra, Inc.
filed 2017-03-31
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
(469) 458-7973
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) Act:
Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

As of March 28, 2017, the latest practicable date, 64,174,233 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding. The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant as of such date was approximately $339,048,932, based upon the last reported sales price for such date on the NASDAQ Global Select Market. The registrant’s common stock was not traded on June 30, 2016, the last day of the registrant’s second fiscal quarter in 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III is incorporated by reference to certain sections in the registrant’s definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

1

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

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

ii

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A, “Risk Factors” . Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

iii

PART I
Item 1. Business

On March 13, 2015, through an indirect wholly owned subsidiary, Lone Star Fund IX (U.S.), L.P. (which we refer to, along with its affiliates and associates, but excluding the Company and other companies that it owns as a result of its investment activity, as Lone Star) acquired the building products business of HeidelbergCement AG in the United States and Eastern Canada, or the Acquisition. Unless otherwise specified or where the context otherwise requires, references in this Annual Report on Form 10-K to “our,” “we,” “us,” the “Company” and “our business” (i) for the Predecessor periods prior to the completion of the Acquisition, refer to the building products business of HeidelbergCement AG in the United States and Eastern Canada, (ii) for the Successor periods after completion of the Acquisition, but prior to the internal reorganization transaction discussed in note 1 to the consolidated financial statements in which LSF9 Concrete Holdings Ltd transferred its building products business in the United States and Eastern Canada to Forterra, Inc., or the Reorganization, the building products business of LSF9 Concrete Holdings Ltd in the United States and Eastern Canada and (iii) for the Successor periods after completion of the Reorganization, the operations of Forterra, Inc., in each case together with its consolidated subsidiaries. We are a holding company incorporated in Delaware in 2016. We are controlled and indirectly owned by Lone Star and have a relatively short operating history as a stand-alone company.

General

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

Our manufacturing and distribution network allows us to serve most major U.S. and Eastern Canadian markets. We operate 93 manufacturing facilities and currently have significant additional manufacturing capacity available in both of our segments, providing substantial room to increase production to meet short-cycle demand with minimal incremental investment. These strategically located facilities, which have a significant replacement cost, and our broad distribution network provide us with a local presence and the necessary proximity to our customers to minimize delivery time and distribution costs.

As one of the only companies of scale in our industry that manufactures both water drainage pipe and precast structures (used primarily for stormwater and drainage applications) and water transmission and distribution pipe (used primarily to transport potable water and as a component of wastewater systems), our complementary product portfolio is well positioned to serve both the projected $10.4 billion stormwater and wastewater infrastructure market and the projected $7.9 billion potable water transmission and distribution market, each based on projections prepared by Freedonia Custom Research, Inc. and Freedonia Group, Inc., or together, Freedonia, of 2018 total U.S. market demand. The American Water Works Association, or AWWA, estimates that nearly $1 trillion will need to be spent from 2010 to 2035 to repair and upgrade aging water infrastructure in the United States. In December 2015, the Fixing America’s Surface Transportation Act, or the FAST Act was enacted by the U.S. federal government authorizing $305.0 billion of funding over the following five years to upgrade transportation-related infrastructure, more than 70% of which relates to highway spending, which supports a key end market for our Drainage Pipe & Products business due to the stormwater, drainage and related needs associated with highway construction and improvement projects. As “Buy America” provisions become increasingly prevalent under federal law, we believe our domestic manufacturing footprint will be a competitive advantage. Additionally, within the water transmission and distribution markets, Dodge Data & Analytics or Dodge, market forecasts suggest that new residential and non-residential construction starts, which remain well below long-term historical averages, are expected to grow from 2016 levels. We believe that our exposure to each of the residential, non-residential and infrastructure end markets will allow us to benefit from both secular and cyclical growth across each of these end markets. The residential, non-residential and infrastructure end markets in the United States and Eastern Canada have different growth drivers and operating dynamics, and the cyclical performance of these markets has historically been staggered during different stages of the broader economic cycle.

Since the Acquisition in 2015, we have undergone a significant transformation to become a leading water infrastructure company throughout the United States and Eastern Canada. As part of this transformation, we have:

•	Upgraded our senior leadership team, including a new CEO and CFO, both of whom have relevant public company leadership experience and manufacturing industry expertise

•	Rebranded our business to “Forterra” to strengthen and unify our corporate identity

•	Strengthened corporate functions to operate as a fully autonomous, standalone company

•	Implemented incentive compensation arrangements at the sales level to drive profitable growth and instill a strong performance culture

•
Launched numerous operational, commercial and cost savings initiatives throughout our businesses, targeting efficiency and profitability improvements from which we believe we have realized more than $35 million of savings in 2016 and from which we believe will realize further substantial efficiencies

•	Executed our strategic acquisition strategy to build geographic scale and significantly enhance our extensive product offering with seven acquisitions since October 1, 2015

•	Streamlined our product portfolio and refocused our efforts and resources on water infrastructure with strategic transactions, including the divestiture of our bricks and roof tile businesses

Our organic growth strategy is focused on leveraging our low-cost operations, high level of customer service and product innovation capabilities, as well as our product breadth and industry-leading scale, to cross-sell our products to existing customers to increase penetration and project wins and to gain market share through new customers. Operationally, we continue to focus on efficiency and productivity improvements to reduce costs and drive margin improvements.

We have built a strong operating platform and continuously evaluate acquisition opportunities to complement our organic growth and improve our market positions within the markets we serve. Over the past three years, ten strategic acquisitions (including three acquisitions completed by U.S. Pipe) have provided meaningful, ongoing synergy benefits. We believe that our success in acquiring businesses has been the result of our highly disciplined approach, continuous monitoring of potential targets (with a focus on culture and people, among other things), and a market view that Forterra is a strong partner given our scale, culture and recent growth. We believe significant acquisition opportunities at attractive prices are still available given the relatively fragmented landscape in several of the sub-markets in which we operate. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and note 3 to our consolidated financial statements included elsewhere in this Annual Report for a more detailed discussion of our recent acquisitions.

Our Segments

Drainage Pipe & Products. We are the largest producer of concrete drainage pipe and precast products by sales volume in the United States and Eastern Canada. We have 69 manufacturing facilities across 31 states and two Canadian provinces. We believe our extensive product offering creates a compelling value proposition for our customers as it eliminates the need to engage multiple suppliers of stormwater and wastewater-related products for a single project, thereby maximizing efficiency and allowing our customers to meet more aggressive timetables. We also have the ability to custom-build products to complex specifications and regulations, further enhancing our ability to address customer needs. We acquired concrete pipe and precast and related product manufacturers Cretex Concrete Products, Inc., or Cretex, Sherman-Dixie Concrete Industries, Inc., or Sherman-Dixie, Bio Clean Environmental Services, Inc. and Modular Wetland Systems, Inc., or together Bio Clean, J&G

Concrete Operations LLC, or J&G, the businesses of Precast Concepts, LLC, or Precast Concepts, and Royal Enterprises America, Inc., or Royal, to further enhance our scale, geographic footprint and product portfolio.

Water Pipe & Products. We are the largest producer of DIP and concrete pressure pipe by sales volume in the United States and Eastern Canada. We offer significant product breadth and depth and technical service, addressing our customers’ full range of water transmission and distribution needs. Our 24 manufacturing facilities are strategically located across the United States and Eastern Canada, with ample swing capacity available to support increased production levels as demand in the construction industry continues to improve. Furthermore, we believe our expansive distribution network allows us to achieve lead times among the shortest in the industry. We acquired U.S. Pipe, a market leader within DIP, to diversify our product portfolio and enhance our service offering. U.S. Pipe’s acquisition history includes the acquisitions of Griffin Pipe Products Co., LLC, or Griffin Pipe, a manufacturer of DIP, the operations of Metalfit S.A de C.V. and Metalfit, Inc., or Metalfit collectively, a manufacturer of waterworks fittings and industrial castings, and Custom Fab, Inc., or Custom Fab, a fabricator of pipe primarily for the waterworks industry.

Key Segments	Drainage Pipe & Products	Water Pipe & Products
Products
Product Applications	Stormwater and wastewater infrastructure	Potable and wastewater transmission and distribution
Primary Market Channels	- Direct to Contractors - Distributors	- Distributors - Direct to Contractors, Municipalities and Utilities Waterworks
# of Manufacturing Facilities	69	24

Our Industry and Core End Markets

Across the United States and Eastern Canada, we are a market leader in each of the following core product categories: concrete drainage pipe and precast, ductile iron pipe and concrete pressure pipe.

North American water infrastructure, aging and strained by a growing population, requires substantial, prolonged capital investment totaling nearly $1 trillion across the U.S. according to the AWWA. According to the EPA, the U.S. potable water and waste and storm water infrastructures require a cumulative $682 billion investment in repairs and expansions over the next 20 years, with pipe representing a substantial proportion of the total capital need. In Canada, per the Canadian Infrastructure Report Card, or CIRC, the replacement value for water infrastructure in “fair” to “very poor” condition areas totals $173 billion (CAD), where “fair” assets are defined as those with indicated deterioration and deficiencies and require attention and “very poor” assets are defined as near or beyond expected service life and unfit for sustained service, indicating that infrastructure reinvestment lags behind targeted levels.

We serve a range of infrastructure-related end markets. Based on the source of funding, we classify these construction markets into infrastructure, residential and non-residential.

Infrastructure

Our main sales drivers in this market include the construction of streets, highways and storm and sanitary sewers. Though based on U.S. Census data and information from the CBO annual federal spending on transportation and water infrastructure hit a 30-year low on a per capita basis in 2014, we expect to benefit from several drivers in this market, as U.S. and Canadian federal funding dynamics and public infrastructure requirements support continued growth. At the U.S. federal level, the FAST Act demonstrates the U.S. government’s commitment to improving the country’s transportation infrastructure. More than 70% of the law’s budget is dedicated to highway spending, providing multi-year visibility on federal highway funding. As a U.S.-based company, we are well positioned to benefit from this new spending, as the legislation steps up federal “Buy America” requirements from 60% in 2015 to 70% in 2020. In its budget for 2016, the Canadian federal government proposed $11.9 billion (CAD) in infrastructure spending over the next five years, with $2.0 billion (CAD) in a clean water and wastewater fund and $2.2 billion (CAD) towards water, wastewater and waste management infrastructure.

Residential Construction

Revenues from residential construction were largely driven by new U.S. residential construction, which is recovering from historic lows reached during the financial crisis. Though new housing starts grew from 2010 to 2016, according to the U.S. Census Bureau, current levels remain substantially below long-term averages. The new residential construction market is expected to continue to grow over the next few years across the United States and Canada according to Fannie Mae and Canada Mortgage and Housing Corporation forecasts.

Non-residential Construction

Revenues from non-residential construction were driven largely by new U.S. non-residential construction, and we believe we will continue to benefit from this market’s ongoing recovery from historical lows reached during the financial crisis. Though new non-residential construction starts grew, according to Dodge, from 2010 to 2016, current levels remain below long-term average levels. The non-residential construction market is expected to continue to grow for the next few years across the United States and Canada, according to data from Dodge and Construction Market Data Group LLC.

Our Products

Drainage Pipe & Products Segment

We manufacture drainage pipe and precast products in the United States and Eastern Canada. Drainage pipe has residential, non-residential and infrastructure applications. It is primarily used for storm water applications, such as storm drains for roads and highways, and for residential and non-residential site developments. In addition, drainage pipe is used for sanitary sewers, low-pressure sewer force mains, tunneled systems, treatment plant piping and utility tunnels.

Drainage pipe consists of concrete reinforced by a steel cage. It is manufactured by producing a steel mesh cage, enclosing it in a form or mold and then pouring concrete around it to produce the pipe. Drainage pipe is manufactured in round, elliptical and arch shapes ranging from 12 inches to 144 inches in diameter and in box sizes ranging from three feet to 15 feet in length and width. We also manufacture a wide variety of precast concrete products, including box culverts, utility vaults, manholes, drainage inlets and pipe end sections. These precast concrete products are used for applications such as roadway drainage, airport drainage, storm water management, utility construction and water treatment and filtration systems. Our range of precast concrete products also includes products that fall under the general description of specialty precast products for which we hold patents that make us the exclusive manufacturer or which are manufactured under license agreements with third parties. These specialty products include architectural panels for buildings, modular railroad crossings, retaining wall systems, highway noise barriers, storm water treatment systems and concrete vaults, which are used to house either dry utilities (such as electrical, data or communications equipment) or wet utilities (such as valves, pumps or water meters).

We also manufacture structural precast products in the United States and manufacture a range of precast concrete bridge girders for highway projects in both the United States and Eastern Canada. We manufacture a variety of structural precast products primarily for infrastructure and non-residential applications, including hollow-core planks, prestressed bridge girders, beams, columns, wall panels, stairs, garage floors and architectural cladding. These products are used as structural and architectural elements in building structures such as parking garages and arched and modular bridges.

Precast concrete products are reinforced with steel, similar to pipe, and manufactured using either a dry cast or wet cast concrete mix, depending on the size of the piece and the number of identical pieces to be manufactured. In the dry cast method, a concrete mix with low water content, known as zero-slump concrete, is poured into a mold and then densely compacted around the steel reinforcement using a variety of manufacturing methods. The concrete structure is immediately removed from the mold and allowed to cure in a high humidity environment to ensure proper hydration of the concrete. This method allows multiple pieces to be produced from the same mold each day and is most suitable for high volume, repetitive manufacturing. In the wet cast method, a concrete mix with relatively high water content is poured into a mold and allowed to cure in the mold, which can take from four to 12 hours. Precast concrete products typically range in diameter from four to 12 feet for round products or in length and width from one foot to 12 feet for square or rectangular products.

We also regularly consider ways to innovate internally and expand our drainage pipe and precast product offerings by working to bring other products to market. Some of our recent product offerings include Kenner Chainwall, Oystercrete and Duct Bank. Kenner Chainwall is a precast concrete foundation that provides a structurally sound, on-grade or elevated foundation to support prefabricated shelters or equipment buildings. One use is to elevate electrical equipment in flood zones such as those devastated by Hurricane Katrina. Oystercrete is a product engineered to dissipate wave energy and recapture sediment and we believe could be of great utility in both rebuilding coastlines and fighting future erosion. Duct bank is a precast product that consolidates and protects underground electrical and communication cables and can be used in the construction of large buildings as well as installing cabling underneath roads and areas with existing structures. Each of these products is now commercially available. We also acquired a number of innovative technologies relating to storm water management acquired in our acquisition of Bio Clean.

In addition to our operations, we have a 50% equity interest in Concrete Pipe & Precast LLC, or CP&P, a joint venture with Americast, Inc. entered into in 2012. CP&P operates 14 plants, nine of which were contributed by us, that serve the Mid-Atlantic and Southeastern United States. CP&P manufactures drainage pipe and precast concrete products and sells those products to similar types of customers as the ones to which we market. See note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding CP&P.

Water Pipe & Products Segment

Utilizing the U.S. Pipe and Forterra Pressure Pipe Canada brands, we manufacture a number of products used for the transmission of potable water and wastewater in pipe diameters ranging from three to 174 inches.

We manufacture DIP in pipe diameters ranging from three to 64 inches in the United States. For each diameter of pipe we offer a wide range of thicknesses with both standard and specialized coatings. DIP is used for transmission and distribution of potable water and wastewater and is typically utilized for smaller diameter applications of 24 inches and smaller. DIP has residential and infrastructure repair replacement applications, including potable water distribution systems, small water system grids, major water transmission mains, wastewater collection systems, sewer force mains and water treatment plants. In addition to DIP, in Mexico we also manufacture a full line of complementary joint restraints and fittings, which are utilized for interlocking adjoining segments of pipe and are typically bundled with DIP. We also operate fabrication plants that modify our pipe to meet specific customer design requirements for above-ground applications.

DIP is manufactured using a process that consists of introducing molten iron into a rapidly-rotating steel mold and relying on centrifugal force to distribute the molten iron evenly around the inner surface of the mold to produce pipe of uniform size and dimensions.

In addition, for larger diameter applications, we manufacture concrete and steel pressure pipe in the United States and Eastern Canada. Our pressure pipe is used for water transmission and distribution, power plant cooling water lines, sewage force mains for wastewater and storm water and other diverse applications involving the movement of large volumes of water.

We manufacture prestressed concrete pipe, welded steel pipe and bar-wrapped concrete pipe. Concrete-lined pressure pipe ranges from ten to 144 inches in diameter and welded steel pipe ranges from 32 to 124 inches in diameter. We also manufacture joints, fittings and related components to complement our larger diameter pipe.

Prestressed concrete pipe consists of a concrete core, a steel cylinder and a high tensile strength wire that is wrapped, under measured tension and at uniform spacing, around the steel cylinder. This wire wrap places the steel cylinder and concrete core in compression, developing the pipe’s ability to withstand specified hydrostatic pressures and external loads. An outside coating of mortar protects the wires.

Welded steel pipe consists of a steel cylinder that is helically formed and welded from a continuous coil of steel, with a centrifugally placed cement mortar lining and polyurethane or tape coating.

Bar-wrapped concrete cylinder pipe combines the physical strength of steel with the structural and protective properties of high strength cement mortar. In this type of pipe, a round steel bar is helically wound around a welded steel cylinder and all surfaces are encased in cement mortar. This composite pipe reacts as a unit when resisting internal pressure and external loads. The inside of the cylinder is lined with centrifugally cast cement mortar.

Our pressure pipe is highly engineered and is built to order for technically demanding applications requiring various thresholds of working pressure, surge pressure and loads. Our engineers work closely with customers to design components and systems to meet specific regulatory and industrial demands. In particular, we have differentiated ourselves from regional competitors in highly regulated customer sectors such as nuclear, coal and solar power generation and specialty applications. We also strive to innovate in our Water Pipe & Products segment, in both DIP and large diameter steel and concrete pipe. Several of our more successful developments include metallic zinc coating, TR-XTREME pipe and snap ring joints. Metallic zinc coating is active corrosion protection for DIP. TR-XTREME pipe is designed for areas of seismic activity and has joints providing flexible extension capabilities. Snap ring joints are a restrained joint system for bar-wrapped concrete pipe that allows contractors to install pipelines without welding joints on the job site. Each of these products is commercially available.

Customers and Markets

Drainage Pipe & Products Segment

We typically sell our drainage pipe and precast products to contractors that perform construction work for various levels of government, residential and non-residential building owners, and developers in markets across the United States and Eastern Canada. Additionally, although they are not our direct customers, we view the owners and engineers who are customers of the contractors that purchase our products as our customers as well, because these owners and engineers often specify the types of products that our customers are required to use, which can lead to increased sales of our products. We also sell our drainage pipe and precast products to utility companies. Several of our largest manufacturing facilities are strategically located in close proximity to our markets. Our drainage pipe and precast products are typically shipped within a radius of 150 miles, but in some cases up to 350 miles, from our manufacturing facilities.

Water Pipe & Products Segment

Our water transmission pipe products are sold direct to contractors as well as through some of the largest waterworks distributors. We also sell to utility contractors that work on new or replacement pipeline projects, primarily in the East, South and Midwest of the United States and in Eastern Canada. Our pressure pipe is used in projects for regional water authorities and districts, cities, counties, municipalities, port authorities, private companies and industrial clients, including power plants. Concrete pressure pipe is typically shipped within a radius of 500 miles from our manufacturing facilities and DIP and steel pressure pipe is shipped within a radius of over 1,000 miles.

Our Water Pipe & Products segment has significant sales through distributors including a key customer, HD Supply, which accounts for 11% of our Company's consolidated net sales.

Competition

Drainage Pipe & Products Segment

Our largest competitors in our Drainage Pipe & Products Segment include Rinker Materials (a former unit of CEMEX, S.A.B. de C.V.) and Oldcastle, Inc. (a unit of CRH plc). We also compete with many regional and local manufacturers. Additionally, our drainage pipe products compete with high density polyethylene, or HDPE, and polypropylene pipe products for a limited number of applications.

Water Pipe & Products Segment

Our two largest competitors in DIP manufacturing are McWane, Inc. and American Cast Iron Pipe Company. Our DIP products also compete with polyvinyl chloride, or PVC, and HDPE pipe. Our national network of fabrication products competes with regional and local providers of those products and services.

Due to the highly technical nature of our concrete and steel pressure pipe products, we compete with a small number of national manufacturers. Our concrete-lined pressure pipe also competes with pressure pipe made from other materials such as fiberglass, HDPE and PVC. Our concrete and steel pressure pipe competes with products manufactured by Northwest Pipe Company, which manufactures steel pressure pipe, Ameron (a unit of National Oilwell Varco, Inc.), which manufactures steel and bar-wrapped pressure pipe, and American Cast Iron Pipe Company, which also manufactures steel pressure pipe. Within Canada, our concrete pressure pipe products compete with DECAST (formerly Munro Concrete Products, Ltd.).

Sales, Marketing and Distribution

Our products are generally made to order, but certain of our products are made to inventory. We have established target levels of inventory for a limited number of products that we attempt to keep available at our manufacturing facilities to meet customer demand. Inventories are held at manufacturing facilities and, to a lesser extent, at distribution yards.

Our concrete and steel pressure pipe, structural precast products and most precast concrete products are customized products that are made to order. Our order backlog for precast concrete products is typically two to six months, while our order backlog for concrete and steel pressure pipe is approximately 12 months.

We seek to attract and retain customers through exceptional customer service and technical expertise, leading product quality, broad product and service offerings and competitive pricing. Our market strategy for products with non-residential end users is centered on building and maintaining strong customer relationships rather than traditional advertising.

We maintain in-house technical sales, engineering and field service teams which provide customers technical expertise and support to assist them in finding the right product or solution for their specific need. Each of our product groups has its own specialized sales force. Overall, we employ more than 330 sales and related support professionals. Our sales force and customer service functions are staffed by experienced professionals who have been trained in our product lines, processes and systems, and who maintain touch points with home buyers, architects, builders, and distributors. Additionally, we have a staff of more than 30 engineers that we employ to work in concert with our sales force to help develop the best and most useful product solutions for our customers.

We sell our DIP products and our fittings and fabricated products through distributors. Our drainage pipe, concrete and steel pressure pipe, and precast concrete products are sold direct to customers who are the end users of such products. Drainage pipe, concrete pressure pipe, and certain precast products are sold through a bidding process in which we seek to place the most competitive bid. We undertake marketing efforts through our participation in trade shows and through our website. We outsource all of our product deliveries by using a combination of dedicated carriers and other third-party carriers.

Raw Materials and Inputs

The primary material for our drainage pipe and precast concrete products and our concrete pressure pipe is concrete, which consists of cement, sand and aggregates. Another key input for our products is steel, which is the main material in our steel pressure pipe and is also used to provide reinforcement within our drainage pipe and precast concrete products. Our DIP is largely made from iron melted from recycled scrap metals. Other key materials for our DIP include foundry coke and certain additives, such as silica.

Most of our raw materials are widely available commodities. We have not experienced any significant shortages of raw materials. To the extent we do not produce any raw materials, when and where possible, we try to purchase raw materials from the source, and because of their low value-to- weight ratios, we generally try to source our raw materials in the vicinity of our facilities. We usually purchase the raw materials we need in the spot market, except where we anticipate a significant need of materials for a specific project. Other than the cement supply agreement described below, we generally do not enter into long-term supply contracts with our suppliers that require us to purchase particular quantities or to pay particular prices. In our project-based businesses, we may pass certain raw material costs to end users through step-up mechanisms included in our price quotes tied to the timing of execution.

As part of the Acquisition, we entered into a Cement Supply Agreement with Lehigh Cement Company, LLC, or Lehigh, a subsidiary of HeidelbergCement, which requires us to purchase our cement requirements from Lehigh for 15 of our existing manufacturing facilities in the United States through March of 2020. The Cement Supply Agreement allows us to obtain competing price quotations from other suppliers and gives Lehigh an opportunity to match those prices or release us from our purchase obligation for the facility or facilities in question for the period of the competing price quotation.

We purchase our steel from a number of different suppliers, but most suppliers are based in the United States in order to comply with “Buy America” government contract requirements placed on our customers. We endeavor to purchase these steel supplies from the entity which is as close as possible to the manufacturer. In the case of hot rolled steel coil, this means shifting from buying from a service center to making purchases directly from the steel mill. We purchase most of our welded wire reinforcement steel and bright basic wire directly from the manufacturer.

For the manufacture of our DIP and fittings, we purchase scrap metal directly from all qualified scrap sources near our foundry sites in the United States and Mexico. We utilize certain categories of scrap metal, primarily shredded automobile bodies, plate & structural, and cast iron. We purchase foundry coke from two of the three merchant coke producers in the United States, both located in Birmingham, Alabama. Major alloys and additives are procured from both domestic and foreign sources based on a semiannual bid process.

The natural gas used in our operations is sourced from a number of different gas suppliers. While we typically hedge a portion of our exposure to electricity and natural gas prices, we may not continue our current strategy or hedge any positions in the future and therefore remain susceptible to energy price increases.

Seasonality

The construction industry, and therefore demand for our products, is typically seasonal and dependent on weather conditions, with periods of snow or heavy rain negatively affecting construction activity. For a more detailed discussion, see the sections titled Item 1A. Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the seasonality of our business.

Employees

As of December 31, 2016, we had 5,353 employees, 1,179 of which were salaried and 4,174 of which were hourly. Of the total number of employees, 4,762 were located in the United States, 335 were located in Canada and 256 were located in Mexico. The number of hourly workers we employ varies to match our labor needs during periods of fluctuating demand. From time to time, we employ temporary workers to meet increased demand.

As of December 31, 2016, approximately 28% of our workforce is covered by collective bargaining agreements, and approximately 55% of these employees are included in collective bargaining agreements that expire within one year of December 31, 2016. We have not had any recent union-organized work stoppages in the United States, Canada or Mexico. We believe that we have good relationships with our employees and with the unions representing our employees.

Intellectual Property

We own various United States and foreign patents, registered trademarks, trade names and trade secrets and applications for, or licenses in respect of, the same, that relate to our various business lines including, as a result of our acquisition of Bio Clean, a number of innovative technologies relating to storm water management. While the name Forterra is relatively new in our industry, we believe our customers have reacted favorably to the new name and rebranding effort that followed the Acquisition. The U.S. Pipe name has been a recognized manufacturer of ductile iron pipe for more than 110 years. We also license intellectual property for use in certain of our products from unaffiliated third parties. We believe that our patents, trademarks, trade names and trade secrets are adequately protected and that any expiration or other loss of one or more of our patents or other intellectual property rights would not have a material adverse effect upon our business, financial condition or results of operations.

Environmental, Health and Safety Matters

We are subject to a broad range of federal, state, provincial, local and foreign laws and regulations governing health and safety or the protection of the environment and natural resources, including, for example:

•
the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws that impose requirements for the generation, handling, transportation, treatment, storage, disposal and cleanup of waste from our operations;

•
the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as “Superfund,” and comparable state laws that govern the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations which we have sent waste for disposal;

•	the federal Clean Water Act, or CWA, and analogous state laws and regulations that can impose detailed permit requirements and strict controls on discharges of waste water from our facilities; and

•
the federal Clean Air Act, or CAA, and comparable state laws and regulations that impose obligations related to air emissions, including federal and state laws and regulations to address greenhouse gas, or GHG, emissions.

Environmental pre-construction and operating permits are, or may be, required for certain of the Company’s operations, and such permits are subject to modification, renewal, and revocation. It is likely that we will be subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws. It is also likely that we will be required to make additional expenditures, which could be significant, relating to environmental matters such as pollution controls, on an ongoing basis. As our operations involve, and have involved, the handling, transport and distribution of materials that are, or could be classified as, toxic or hazardous or otherwise as pollutants, there is some risk of contamination and environmental damage inherent in our operations and the materials and products we handle and transport. Consequently, we are subject to environmental laws that impose liability for historical releases of hazardous substances. We are also subject to a variety of health and safety laws and regulations dealing with occupational health and safety, including mine safety. Manufacturing and mining sites can be inherently dangerous workplaces. Our sites often put our employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, and manufacturing processes, and highly regulated materials and there is inherent risk of related liabilities in our operations. See Item 1A. Risk Factors.

We regularly monitor and review our operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that we anticipate will be adopted that could affect our operations. The Occupational Safety and Health Administration, or OSHA, published a final rule in March 2016 decreasing the levels of crystalline silica dust exposure to which workers can be exposed. This rule must be implemented by March 2018 and may require some of our manufacturing facilities to install new controls to reduce the levels of crystalline silica dust. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has been associated with lung diseases, including silicosis, and several scientific organizations and some states, such as California, have reported that crystalline silica can cause lung cancer. OSHA has established occupational thresholds for crystalline silica exposure as respirable dust. We monitor occupational exposures at our facilities and implement dust control procedures and/or make available appropriate respiratory protective equipment to maintain the occupational exposures at or below the appropriate levels.

Despite our compliance efforts, risk of environmental, health and safety liability is inherent in the operation of our businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental, health and safety liabilities will not have a material adverse effect on us in the future.

Our consolidated financial statements include estimated liabilities for future costs arising from environmental issues relating to our properties and operations. As of December 31, 2016, the Company had accrued environmental liabilities of approximately $1.7 million. We believe these accruals are adequate to cover our costs for remedial measures that may eventually be required by environmental authorities with respect to known environmental matters. Our liabilities represent our best estimate of our probable future obligations for the investigation and remediation of known contaminated sites. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. The estimate of our environmental costs is based on currently available facts, present laws and regulations, and current technology and takes into consideration our prior experience in site investigation and remediation, the data available for each site and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final resolution of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. Further, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion.

We have been named as a potentially responsible party, or PRP, at sites identified by the EPA or state regulatory agencies for investigation and remediation under CERCLA, or comparable state statutes, generally referred to as Superfund sites, including Sylacauga, AL, North Birmingham, AL, Portland, OR, and Chattanooga, TN. With respect to these Superfund sites for which we have received PRP notices, we are entitled to contractual indemnity by a third party, subject to the terms of the indemnity provisions contained in the relevant agreement. Our estimates of current liabilities factor in these indemnification rights and our assessment of the likelihood that the indemnitor will fulfill its obligations with respect to liabilities relating to such sites. To date, the indemnifying party has been fulfilling its indemnification obligation with respect to those Superfund sites, and we have no reason to believe it will not continue to do so. However, in the future, we can provide no assurance that the indemnifying party will continue to honor its obligations, or that the existing indemnities will be sufficient to cover the liabilities for such matters.

Available Information

Our web site address is www.forterrabp.com. Information contained on our website or connected thereto does not constitute a part of this Annual Report on Form 10-K or any other filing we make with the Securities and Exchange Commission, or the SEC. We make available on this web site under the “Investor Relations” section, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the SEC. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Ethics, and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our Board of Directors.

Item 1A. RISK FACTORS

Our business, operations and financial condition are subject to various risks and uncertainties. We have described below significant factors that may adversely affect our business, operations, financial performance and condition or industry. You should carefully consider these factors, together with all of the other information in this Annual Report on Form 10-K and in other documents that we file with the SEC, before making any investment decision about our securities. Adverse developments or changes related to any of the factors listed below could materially and adversely affect our business, financial condition, results of operations, future prospects and growth.
Risks Relating to Our Business and Industry

Residential and non-residential construction activity is cyclical and influenced by many factors, and any reduction in the activity in one or both of these markets could have a material adverse effect on us.

Our results of operations can vary materially in response to market conditions and changes in the demand for our products. Historically, demand for our products has been closely tied to residential construction and non-residential construction activity in the United States and Eastern Canada. In 2016, approximately 40% of our net sales were generated from residential construction activity and approximately 60% of our net sales were generated from non-residential construction activity. Our success and future growth prospects depend, to a significant extent, on conditions in these two end markets and the degree to which these markets are strong in the future.

The construction industry and related markets are cyclical and have in the past been, and may in the future be, materially and adversely affected by general economic and global financial market conditions. These factors impact not only our business, but those of our customers and suppliers as well. This influence is true with respect to macroeconomic factors within North America, particularly within our geographic footprint in the United States and Eastern Canada. For example, in 2008, residential construction and non-residential construction activity in the United States dipped to historically low levels during the financial crisis. As a result, demand for many of our products in the United States dropped significantly. The residential and non-residential construction markets in Canada also suffered during this time.

The markets in the construction industry in which we operate are also subject to other more specific factors. Residential construction activity levels are influenced by and sensitive to a number of factors, including mortgage availability, the cost of financing a home (in particular, mortgage terms and interest rates), unemployment levels, household formation rates, gross domestic product, residential vacancy and foreclosure rates, demand for second homes, existing housing prices, rental prices, housing inventory levels, building mix between single- and multi-family homes, consumer confidence, seasonal weather factors, the available labor pool and government policy and incentives. Non-residential construction activity is primarily driven by levels of business investment, availability of credit and interest rates, as well as many of the factors that impact residential construction activity levels.

We cannot control the foregoing factors and, although construction activity and related spending levels have increased in recent years, there is still uncertainty regarding the timing and extent of the recovery and whether it will be sustained, and there can be no assurances that there will not be any future downturns. There can be no assurances regarding whether more recent growth in our markets can be sustained or if demand will ever return to pre-2008 levels or historical averages. If construction activity in our markets, and more generally, does not continue to recover, or if there are future downturns, whether locally, regionally or nationally, our business, financial condition and results of operations could be materially and adversely affected.

Our business is based in significant part on government-funded infrastructure projects and building activities, and any reductions or re-allocation of spending or related subsidies in these areas could have a material adverse effect on us.

Our business, particularly our Drainage Pipe & Products and Water Pipe & Products segments, depends heavily on government spending for infrastructure and other similar building activities. In 2016, we estimate approximately 36% of our net sales were generated by government-funded infrastructure projects. As a result, demand for many of our products is heavily influenced by U.S. federal government fiscal policies and tax incentives and other subsidies, including those incorporated into the economic stimulus plans implemented in connection with the financial crisis and the FAST Act. Projects in which we participate are funded directly by governments and privately-funded, but are otherwise tied to or impacted by government policies and spending measures. Government infrastructure spending and governmental policies with respect thereto depend primarily on the availability of public funds, which is influenced by many factors, including governmental budgets, public debt levels, interest rates, existing and anticipated and actual federal, state, provincial and local tax revenues, government leadership and the general political climate, as well as other general macroeconomic and political factors. In addition, U.S. federal government funds may only be available based on states’ willingness to provide matching funding. Government spending is often approved only on a short-term basis and some of the projects in which our products are used require longer-term funding commitments. If government funding is not approved, or funding is lowered as a result of poor economic conditions, lower than expected revenues, competing spending priorities or other factors, it could limit infrastructure projects available, increase competition for projects, result in excess inventory and decrease sales, any of which could adversely affect the profitability of our business.

Additionally, certain regions or states may require or possess the means to finance only a limited number of large infrastructure projects and periods of high demand may be followed by years of little to no activity. There can be no assurances that governments will sustain or increase current infrastructure spending and tax incentive and other subsidy levels, and any reductions thereto or delays therein could have a material adverse effect on our business, financial condition and results of operations.

We engage in a highly competitive business and any failure to effectively compete could have a material adverse effect on us.

The markets in which we sell our products are highly competitive. We face significant competition from, depending on the segment or product, domestic and imported products produced by local, regional, national and international building product manufacturers, as well as privately owned single-site enterprises. Due in part to the costs associated with transporting our products to our customers, many of our sub-markets are relatively fragmented and include a number of regional competitors. Our primary competitors include Rinker Materials (a former unit of CEMEX, S.A.B. de C.V.) and Oldcastle, Inc. (a unit of CRH plc) in our Drainage Pipe & Products segment and McWane, Inc. and American Cast Iron Pipe Company in our Water Pipe & Products segment, particularly with respect to DIP.

Competition among manufacturers in our markets is based on many factors, but we primarily compete on price. Our competitors may sell their products at lower prices because, among other things, they possess the ability to manufacture or supply similar products and services more efficiently or at a lower cost or have built a superior sales or distribution network. Some of our competitors may have access to greater financial or other resources than we do, which may afford them greater purchasing power, greater production efficiency, increased financial flexibility or more capital resources for expansion and improvement. In addition, some of our competitors are vertically integrated with suppliers or distributors and can leverage this structure to their advantage to offer better pricing to customers. Furthermore, our competitors’ actions, including restoring idled or expanding manufacturing capacity, competition from newly-designed or imported products or the entry of new competitors into one or more of our markets could cause us to lower prices in an effort to maintain our customer base. Certain of our products, including gravity pipe, are volume manufacturing products that are widely available from other manufacturers or distributors, with prices and volumes determined frequently based on participants’ perceptions of short-term supply and demand. Competitive factors, including industry overcapacity, could also lead to pricing pressures. For example, competitors may choose to pursue a volume policy to continue utilizing their manufacturing facilities to the detriment of maintaining prices. Excess product supply can result in significant declines in the market prices for these products, often within a short period of time. As a result, at times, to remain competitive, we may lower the price for any one or more of our products to or below our production costs, requiring us to sacrifice margins or incur losses. Alternatively, we may choose to forgo product sales or cease production at one or more of our manufacturing facilities.

In addition to pricing, we also compete based on service, quality, range of products and product availability. Our competitors may be positioned to provide better service and thereby establish stronger relationships with customers and suppliers. Our competitors may also sell preferred products, improve the design and performance of their products, develop a more comprehensive product portfolio, be better positioned to influence end-user product specifications or introduce new products with competitive prices and performance characteristics. While the majority of our products are not subject to frequent or rapid stylistic changes, trends do evolve over time, and our competitors may do a better job of predicting market developments or adapt more quickly to new technologies or evolving customer requirements.

We also face competition from substitute building products. For example, storm water pipe can be manufactured from concrete, steel, high-density polyethylene (HDPE), polypropylene (PP) or polyvinyl chloride (PVC) and potable water transmission infrastructure can be manufactured using HDPE or PVC. The market share of HDPE and PP pipe, which compete with gravity pipe and pressure pipe for certain applications, and HDPE and PVC pipe, which compete with DIP for certain applications, have increased in recent years. Governments in the past have, and may continue in the future, to provide incentives that support or encourage, or in certain instances pass regulations that require, the consideration of use of substitute products with which we compete. Additionally, new construction techniques and materials will likely be developed in the future. Increases in customer or market preferences for any of these products could lead to a reduction in demand for our products.

Any failure by us to compete on price, to develop successful products and strategies or to generally maintain and improve our competitive position could have a material adverse effect on our business, financial condition and results of operations.

Increases in energy and related costs could have a material adverse effect on us.

We use significant amounts of energy, including electricity and natural gas, in the manufacturing, distribution and sale of our products, and the related expense is significant. While we have benefited from the relatively low cost of electricity and natural gas in recent years, energy prices have been and may continue to be volatile and these reduced prices may not continue. Proposed or existing government policies, including those to address climate change by reducing greenhouse gas emissions or the effects of hydraulic fracturing, a method of exploring for oil and natural gas, could result in increased energy costs. In addition, factors such as international political and military instability, adverse weather conditions and other natural disasters may disrupt fuel supplies and increase prices in the future. Although we have hedged energy positions in the past and we currently hedge a portion of our exposure to electricity and natural gas prices, we may not continue our current strategy or hedge any positions in the future and therefore remain susceptible to energy price increases. Additionally, because we and other manufacturers in our industry are often responsible for delivering products to the customer, we are further exposed to increased energy prices as a component of our transportation costs. While we generally attempt to pass increased costs, including higher energy costs, on to our customers, pricing pressure from our competitors, the market power of our customers or other pricing factors may limit our ability to do so, and any increases in energy prices could have a material adverse effect on our business, financial condition and results of operations.

Decreased availability of or increases in the cost of raw materials could have a material adverse effect on us.

Our ability to offer our products to our customers is dependent upon our ability to obtain adequate supplies of raw materials at reasonable costs, such as cement, aggregate, steel and iron. Raw material prices and availability, including the forms in which they are purchased, such as scrap metal, have been volatile in recent years. Many suppliers decreased capacity during the financial crisis. This decreased capacity, along with strong global demand for certain raw materials, has at times caused and may continue to cause tighter supply and significant price increases. Factors such as adverse weather conditions and other natural disasters, as well as political and other social instability, have and will continue to disrupt raw material supplies and impact prices. Suppliers are also subject to their own viability concerns from economic, market and other pressures.

Although we have agreements with our raw material suppliers, these agreements are generally terminable by either party on limited notice or contain prices that are based upon the volume of our total purchases. For example, we have historically purchased a substantial portion of our cement requirements from a subsidiary of HeidelbergCement and have an existing supply agreement with HeidelbergCement to purchase cement for certain of our facilities as discussed in greater detail in Item 1, “Business.” Though the term of the supply agreement extends to March 2020, HeidelbergCement may, for any reason and upon 180 days’ notice, reduce the amount of cement it supplies thereunder or terminate the supply agreement altogether.  To the extent the agreement with HeidelbergCement or any of our other raw material suppliers is terminated or we need to purchase additional cement or other raw materials in the open market, there can be no assurance that we could timely find alternative sources in reasonable quantities or at reasonable prices. In addition, sudden or unanticipated changes in sources for certain raw materials, such as cement, may require us to engage in testing of our products for quality assurance, which may cause delays in our ability to meet production schedule for our customers and timely deliver our products. The inability to obtain any raw materials or unanticipated changes with respect to our suppliers could negatively impact our ability to manufacture or deliver our products and to meet customer demands.

We are susceptible to raw material price fluctuations. Prices of the raw materials we use have at times fluctuated in recent years and may be susceptible to significant price fluctuations in the future. We have hedged our positions with respect to certain raw materials in the past and may do so in the future, but we currently have no hedging in place and are therefore more susceptible to any short-term price fluctuations. We generally attempt to pass increased costs, including higher raw material prices, on to our customers, but pricing pressure from our competitors, the market power of our customers or other pricing factors may limit our ability to pass on such price increases. If we cannot fully-offset increases in the cost of raw materials through other cost reductions, or recover these costs through price increases or otherwise, we could experience lower margins and profitability, which could have a material adverse effect on our business, financial condition and results of operations.

Any inability to successfully implement our growth strategy could have a material adverse effect on us.

Our business plan provides for continued growth through acquisitions and joint ventures. We have grown in large part as a result of our recent acquisitions, including our acquisitions of Cretex, Sherman-Dixie and U.S. Pipe, and we anticipate continuing to grow in this manner. Shortly before it was acquired by us, U.S. Pipe had also completed several acquisition transactions of its own. Although we expect to regularly consider additional strategic transactions in the future, there can be no assurances that we will identify suitable acquisition, joint venture or other investment opportunities or, if we do, that any transaction can be consummated on acceptable terms. Antitrust or other competition laws may also limit our ability to acquire, or work collaboratively with, certain businesses or to fully realize the benefits of a prospective acquisition or joint venture. Furthermore, a significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our debt may limit our ability to obtain the necessary capital or otherwise impede our ability to complete a transaction. Regularly considering strategic transactions can also divert management’s attention and lead to significant due diligence and other expenses regardless of whether we pursue or consummate any transaction. Failure to identify suitable transaction partners and to consummate transactions on acceptable terms, as well as the commitment of time and resources in connection with such transactions, could have a material adverse effect on our business, financial condition and results of operations.

The consummation of an acquisition also exposes us to significant risks and additional costs. We may not accurately assess the value, strengths, weaknesses or potential profitability of an acquisition target. Furthermore, we may not be able to fully or successfully integrate an acquired business or realize the expected benefits and synergies following an acquisition. Business and operational overlaps may lead to hidden costs. These costs can include unforeseen pre-acquisition liabilities or the impairment of customer relationships or certain acquired assets such as inventory and goodwill. We may also incur costs and inefficiencies to the extent an acquisition expands the industries, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. Significant acquisitions may also require that we incur additional debt to finance the transaction, which could be substantial and limit our flexibility in using our cash flow from operations for other purposes. Acquisitions can also involve post-transaction disputes with the counterparty regarding a number of matters, including a purchase price or other working capital adjustment or liabilities for which we believe we were indemnified under the relevant transaction agreements, such as environmental liabilities or pension obligations retained by the seller, including certain environmental obligations in connection with our U.S. Pipe Acquisition and certain pension obligations we assumed pursuant to the Acquisition and our acquisition of Cretex. For example, as discussed in greater detail in Item 3, “Legal Proceedings,” we are currently engaged in a dispute with HeidelbergCement regarding the earn-out provision in the purchase agreement entered into in connection with the Acquisition. We are also engaged in other indemnification and other post-closing disputes with certain of our transaction counterparties. Our inability to realize the anticipated benefits of an acquisition as well as other transaction-related issues could have a material adverse effect on our business, financial condition and results of operations.

In July 2012, we entered into a joint venture agreement with Americast, Inc. to form Concrete Pipe & Precast LLC. From time to time, we may enter into additional joint ventures as part of our growth strategy. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their contractual and other obligations, the affected joint venture may be unable to operate according to its business plan, and we may be required to increase our level of commitment. Differences in views among joint venture participants could also result in delays in business decisions or otherwise, failures to agree on major issues, operational inefficiencies and impasses, litigation or other issues. Third parties may also seek to hold us liable for the joint ventures’ liabilities. These issues or any other difficulties that cause a joint venture to deviate from its original business plan could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on key customers with whom we do not have long-term contracts and consolidation within our customers’ industries could have a material adverse effect on us.

Our business is dependent on certain key customers. In 2016, our largest customer accounted for 11% of our net sales. As is customary in our industry, we do not enter into long-term contracts with many of our customers. As a result, our customers could stop purchasing our products, reduce their purchase levels or request reduced pricing structures at any time. We may therefore need to adapt our manufacturing, pricing and marketing strategies in response to a customer who may seek concessions in return for its continued or increased business. In addition, following the financial crisis, there was significant consolidation in the U.S. homebuilding industry, with many smaller builders going out of business or being acquired by larger builders, significantly increasing the market share and bargaining power of a limited number of builders. Any further consolidation in the U.S. homebuilding industry or among any of our other customers could give them significant additional leverage to negotiate more favorable terms and place greater demands on us. A loss of one or more customers or a meaningful reduction in their purchases from us or further consolidation within our end markets could have a material adverse effect on our business, financial condition and results of operations.

Changes in construction activity levels in Texas or Ontario, Canada could have a material adverse effect on us.

We currently conduct a significant portion of our business in Texas, which we estimate represented more than 20% of our 2016 net sales as well as in Ontario, Canada, which we estimate represented approximately 15% of our 2016 net sales. Residential and non-residential construction activity, as well as government-funded infrastructure spending in each of these areas has declined from time to time, particularly as a result of slow economic growth, whether in the energy industry or otherwise. Local economic conditions depend on a variety of factors, including national economic conditions, local and state budgets, infrastructure spending and the impact of federal cutbacks. In addition, Texas is susceptible to severe weather and flooding, and Ontario can experience severe and extended winter weather, any of which can interrupt, delay or otherwise impact the timing of projects. Any decrease in construction activity in Texas or Ontario could have a material adverse effect on our business, financial condition and results of operations.

A material disruption at one or more of our manufacturing facilities or in our supply chain could have a material adverse effect on us.

We own and operate manufacturing facilities of various ages and levels of automated control and rely on a number of third parties as part of our supply chain, including for the efficient distribution of products to our customers. Any disruption at one of our manufacturing facilities or within our supply chain could prevent us from meeting demand or require us to incur unplanned capital expenditures. Older facilities are generally less energy efficient and are at an increased risk of breakdown or equipment failure, resulting in unplanned downtime. Any unplanned downtime at our facilities may cause delays in meeting customer timelines, result in liquidated damages claims or cause us to lose or harm customer relationships. Additionally, we require specialized equipment to manufacture certain of our products, and if any of our manufacturing equipment fails, the time required to repair or replace this equipment could be lengthy, which could result in extended downtime at the affected facility. Any unplanned repair or replacement work can also be very expensive. Moreover, manufacturing facilities can unexpectedly stop operating because of events unrelated to us or beyond our control, including fires and other industrial accidents, floods and other severe weather events, natural disasters, environmental incidents or other catastrophes, utility and transportation infrastructure disruptions, shortages of raw materials, and acts of war or terrorism. Work stoppages, whether union-organized or not, can also disrupt operations at manufacturing facilities. Furthermore, while we are generally responsible for delivering products to the customer and we deliver a small percentage of our products directly to the customer using our own fleet, we outsource this function to third parties for purposes of delivering the vast majority of our products. Any shortages in trucking capacity, any increase in the cost thereof or any other disruption to the highway systems could limit our ability to deliver our products in a timely manner or at all. Any material disruption at one or more of our facilities or those of our customers or suppliers or otherwise within our supply chain, whether as a result of downtime, facility damage, an inability to deliver our products or otherwise, could prevent us from meeting demand, require us to incur unplanned capital expenditures or cause other material disruption to our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

Delays in construction projects and any failure to manage our inventory could have a material adverse effect on us.

Many of our products are used in water transmission and distribution projects and other large-scale construction projects which generally require a significant amount of planning and preparation before construction commences. However, construction projects can be delayed and rescheduled for a number of reasons, including unanticipated soil conditions, adverse weather or flooding, changes in project priorities, financing issues, difficulties in complying with environmental and other government regulations or obtaining permits and additional time required to acquire rights-of-way or property rights. These delays or reschedulings may occur with too little notice to allow us to replace those projects in our manufacturing schedules or to adjust production capacity accordingly, creating unplanned downtime, increased costs and inefficiencies in our operations and increased levels of obsolete inventory. Additionally, we maintain an inventory of certain products that meet standard specifications and are ultimately purchased by a variety of end users. We forecast demand for these products to ensure that we keep high inventory levels of certain products that we expect to be in high demand and limit our inventory for which we do not expect much demand. However, our forecasts are not always accurate and unexpected changes in demand for these products, whether because of a change in preferences or otherwise, can lead to increased levels of obsolete inventory. Any delays in construction projects and our customers’ orders or any inability to manage our inventory could have a material adverse effect on our business, financial condition and results of operations.

Any inability to successfully integrate our recent acquisitions could have a material adverse effect on us.

In the past several years we acquired Cretex, Sherman-Dixie and U.S. Pipe, and more recently we have completed several other acquisitions. In addition, U.S. Pipe completed three acquisitions shortly before being acquired by us. The integration of acquired businesses can take a significant amount of time and also exposes us to significant risks and additional costs. Integrating these and other acquisitions may strain our resources. Further, we may have difficulty integrating the operations, systems, controls, procedures or products of acquired businesses and may not be able to do so in a timely, efficient and cost-effective manner. These difficulties could include:

•	diversion of the attention of our management and that of the acquired business;

•	combining management teams, strategies and philosophies;

•	merging or linking different accounting and financial reporting systems and systems of internal controls;

•	assimilation of personnel, human resources and other administrative departments and potentially contrasting corporate cultures;

•	merging computer, technology and other information networks and systems;

•	incurring or guaranteeing additional indebtedness;

•	disruption of our relationship with, or loss of, key customers, suppliers or personnel;

•	interference with, or loss of momentum in, our ongoing business or that of the acquired company; and

•	delays or cost overruns in the integration process.

We have not fully integrated Cretex, Sherman-Dixie, U.S. Pipe, Precast Concepts, or our most recent acquisitions and may encounter one or more of the issues discussed above, or others of which we are not yet aware. In particular, we have not yet integrated the accounting and financial reporting systems of these businesses and are currently evaluating whether, and to what extent, we will do so in the future. Additionally, U.S. Pipe had recently acquired other businesses prior to their being acquired by us, and the integration of some of those businesses remains ongoing. Any of these acquisition or other integration-related issues could divert management’s attention and resources from our day-to-day operations, cause significant disruption to our business and lead to substantial additional costs. Our inability to realize the anticipated benefits of an acquisition or to successfully integrate acquired companies as well as other transaction-related issues could have a material adverse effect on our business, financial condition and results of operations.

Labor disruptions and other union activity could have a material adverse effect us.

As of December 31, 2016, approximately 28% of our workforce was covered by collective bargaining agreements, and approximately 55% of these employees were included in a collective bargaining agreements that expired within one year. If negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the union could take actions such as strikes, work slowdowns or work stoppages. Such actions at any one of our facilities could lead to a plant shut down or a substantial modification to employment terms, thereby causing us to lose net sales or to incur increased costs. We have not had any recent union-organized work stoppages in the United States, Canada or Mexico; however, we have experienced one union organizing effort directed at our non-union employees in the past ten years. There can be no assurances there will not be additional union organizing efforts, strikes, work slowdowns or work stoppages in the future. Any such disruption, or other issue related to union activity, could have a material adverse effect on our business, financial condition and results of operations.

A tightening of mortgage lending or mortgage financing requirements or other reductions in the availability of consumer credit or increases in its cost could have a material adverse effect on us.

We estimate that in 2016, approximately 40% of our net sales were generated from residential construction activity. Most home sales in the United States and Eastern Canada are financed through mortgage loans, and a significant percentage of renovation and other home repair activity is financed either through mortgage loans or other available credit. The financial crisis affected the financial position of many consumers and caused financial institutions to tighten their lending criteria, each of which contributed to a significant reduction in the availability of consumer credit. The mortgage lending and mortgage finance industries experienced significant instability because of, among other factors, a decline in property values and an increase in delinquencies, defaults and foreclosures. These developments resulted in a significant reduction in total new housing starts in the United States and consequently, a reduction in demand for our products in the residential sector. Similarly, the rate of interest payable on any mortgage or other form of credit will have an impact on the cost of borrowing. While base rates have remained low in recent years, they have recently begun to rise and may continue to rise in the future. Any increase in interest rates will increase the cost of borrowing and may make the purchase of a home less attractive. Any future tightening of mortgage lending or other reductions in the availability of consumer credit or increases in its cost could have a material adverse effect on our business, financial condition and results of operations.

We are in a dispute with HeidelbergCement related to the payment of an earn-out in connection with the Acquisition and any significant earn-out payment we are required to make could have a material adverse effect on us.

We are currently engaged in a dispute with HeidelbergCement regarding the earn-out provision in the purchase agreement entered into in connection with the Acquisition. As discussed in greater detail in “Business-Legal Proceedings,” HeidelbergCement has asserted (and has filed a lawsuit against us asserting) that a payment should be made in the amount of $100.0 million. If it is determined that we are required to make a significant payment to HeidelbergCement, we may not have sufficient cash to make such payment and may be required to incur additional indebtedness. We cannot be certain that we will be able to borrow any funds for this purpose under the terms of our existing indebtedness or on other terms acceptable to us, if at all. If incurred, additional indebtedness will subject us to additional interest expense, negatively impact our cash flow, increase the risk of a downgrade in our credit rating and could limit our ability to incur other indebtedness or make further acquisitions.

We are subject to increasingly stringent environmental laws and regulations, and any failure to comply with any current or future laws or regulations could have a material adverse effect on us.

We are subject to federal, state, provincial, local and foreign laws and regulations governing the protection of the environment and natural resources, including those governing air emissions, wastewater discharges and the use, storage, discharge, handling, disposal, transport and cleanup of solid and hazardous materials and wastes. We are required to obtain permits from governmental authorities for certain operations, and if we expand or modify our facilities or if environmental laws change, we could be required to obtain new or modified permits.

Environmental laws and regulations, including those related to energy use and climate change, tend to become more stringent over time, and any future laws and regulations could have a material impact on our operations or require us to incur material additional expenses to comply with any such future laws and regulations. Future environmental laws and regulations may cause us to modify how we manufacture and price our products or require that we make significant capital investments to comply. For example, our manufacturing processes use a significant amount of energy, and increased regulation of energy use to address the possible emission of greenhouse gases could materially increase our manufacturing costs or require us to install emissions control or other equipment at some or all of our manufacturing facilities.

If we fail to comply with any existing or future environmental laws, regulations or permits, we could incur fines, penalties or other sanctions and suffer reputational harm. In addition, we could be held responsible for costs and damages arising from claims or liabilities under environmental laws and regulations, including with respect to any exposure to hazardous materials or contamination at our facilities or at third-party waste disposal sites. We could also be subject to third-party claims from individuals if any releases from our property were to cause contamination of the air, soil or groundwater of areas near our facilities. These laws and regulations may also require us to investigate and, in certain instances, remediate contamination. Some of our sites have a history of industrial use, and while we apply strict environmental operating standards and undertake extensive environmental due diligence in relation to our facilities and acquisitions, some soil and groundwater contamination has occurred in the past at a limited number of sites. As of December 31, 2016, we had accrued approximately $1.7 million for environmental liabilities. Additionally, we cannot completely eliminate the risk of future contamination. Any costs or other damage related to existing or future environmental laws, regulations or permits or any violations thereof could expose us to significant financial losses as well as civil and criminal liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to health and safety laws and regulations and any failure to comply with any current or future laws or regulations could have a material adverse effect on us.

Manufacturing sites are inherently dangerous workplaces. Our sites often put our employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes, heavy products and items and highly regulated materials. As a result, we are subject to a variety of health and safety laws and regulations dealing with occupational health and safety. Unsafe work sites have the potential to increase employee turnover and raise our operating costs. Our safety record can also impact our reputation. We maintain functional groups whose primary purpose is to ensure we implement effective work procedures throughout our organization and take other steps to ensure the health and safety of our work force, but there can be no assurances these measures will be successful in preventing injuries, including severe injuries and fatalities, or violations of health and safety laws and regulations. Any failure to maintain safe work sites or violations of applicable law could expose us to significant financial losses and reputational harm, as well as civil and criminal liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations.

The use of our products is often affected by various laws and regulations in the markets in which we operate, any of which may have a material adverse effect on us.

The use of many of our products is subject to approvals by municipalities, state departments of transportation, engineers and developers. These approvals and specifications, including building codes, may affect the products our customers or their customers (the end users) are allowed or choose to use, and, consequently, failure to obtain or maintain such approvals or changes in building codes may affect the saleability of our products. Changes in applicable regulations governing the sale of some of our products or the failure of any of our products to comply with such requirements could increase our costs of doing business, reduce sales or otherwise have a material adverse effect on our business, financial condition and results of operations.

We depend on the services of key executives and any inability to attract and retain key management personnel could have a material adverse effect on us.

Our key management personnel, including our Chief Executive Officer and Chief Financial Officer, are important to our success because they are instrumental in setting our strategic direction, operating our business and identifying expansion opportunities. Additionally, as our business grows, we may need to attract and hire additional management personnel. We have employment agreements with some members of senior management; however, we cannot prevent our executives from terminating their employment with us, and any replacements we hire may not be as effective. Our ability to retain our key management personnel or to attract additional management personnel or suitable replacements should any members of our management team leave is dependent on a number of factors, including the competitive nature of the employment market. Any failure to retain key management personnel or to attract additional or suitable replacement personnel could have a material adverse effect on our business, financial condition and results of operations.

Any failure to retain and attract additional skilled technical or sales personnel could have a material adverse effect on us.

Our success depends in part on our ability to retain and attract additional skilled employees, particularly engineering and technical personnel. Without a sufficient number of skilled employees, our operations and manufacturing quality could suffer. The reduction in demand for products in our industry that occurred during the financial crisis led to a number of skilled workers leaving our industry permanently, reducing an already limited pool of available and qualified personnel. Our experienced sales team has also developed a number of meaningful customer relationships that would be difficult to replace. Therefore, competition for qualified technical personnel and operators as well as sales personnel with established customer relationships is intense, both in retaining our existing employees and when replacing or finding additional suitable employees. There can be no assurances the labor pool from which we hire our this personnel will increase or remain stable and any failure to retain our existing technical and sales personnel and other employees or attract additional skilled personnel could have a material adverse effect our business, financial condition and results of operations.

Credit and non-payment risks of our customers, especially during times of economic uncertainty and tight credit markets, could have a material adverse effect on us.

As is customary in our industry, the majority of our sales are to customers on an open credit basis, with standard payment terms of 30 days. While we generally monitor the ability of our customers to pay these open credit arrangements and limit the credit we extend to what we believe is reasonable based on an evaluation of each customer’s financial condition and payment history, we may still experience losses because of a customer’s inability to pay. As a result, while we maintain what we believe to be a reasonable allowance for doubtful receivables for potential credit losses based upon our historical trends and other available information, there is a risk that our estimates may not be accurate, particularly in times of economic uncertainty and tight credit markets. Any inability to collect customer receivables or inadequate provisions for doubtful receivables could have a material adverse effect on our business, financial condition and results of operations.

Warranty and related claims could have a material adverse effect on us.

We generally provide warranties on our products against defects in materials and workmanship, the costs of which could be significant. Many of our products such as gravity pipe are buried underground and incorporated into a larger infrastructure system, such as a city’s or municipality’s water transmission system, or built into the fabric of a building or dwelling. In most cases, it is difficult to access, repair, recall or replace these products. Additionally, some of our products, such as our pressure pipe, which is used in nuclear and coal-fired power generation factories, are used in applications where a product failure or construction defect could result in significant project delay, property damage, personal injury or death or could require significant remediation expenses. Because our products, including discontinued products, are long lasting, claims can also arise many years after their manufacture and sale. Additionally, product failures may also arise due to the quality of the raw materials we purchase from third-party suppliers or the quality of the work performed by our customers, including installation work, matters for which we have little to no control, but which may still subject us to a warranty claim. We may also assume product warranty or other similar obligations in acquisition transactions regarding the products sold by the acquired businesses prior to the transaction date for which we are not indemnified pursuant to the terms of the relevant transaction documentation. Our quality control systems and procedures and those of our suppliers and customers cannot test for all possible conditions of use or identify all defects in the design, engineering or specifications of one of our products or the raw materials we use before they are put to their intended purpose. Therefore, there can be no assurances that we will not supply defective or inferior products that cause product or system failure, which could give rise to potentially extensive warranty and other claims for damages, as well as negatively impact our reputation and the perception of our product quality and reliability. While we have established reserves for warranty and related claims that we believe to be reasonable, these claims may exceed our reserves and any such excess and any negative publicity and other issues related to such claims could have a material adverse effect on our business, financial condition and results of operations.

Legal and regulatory claims and proceedings could have a material adverse effect on us.

We are subject to claims, litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future, some of which could be material. For example, we have been, and may in the future be, subject to claims for product liability, construction defects, project delay, personal injury and property and other damages. We have also been subject to allegations regarding compliance with mandated product specifications. Claims and proceedings, whether or not they have merit and regardless of the outcome, are typically expensive and can divert the attention of management and other personnel for significant periods of time. Additionally, claims and proceedings can impact customer confidence and the general public’s perception of our company and products, even if the underlying assertions are proven to be false. While we have established reserves we believe to be reasonable under the facts known, the outcomes of litigation and similar disputes are often difficult to reliably predict and may result in decisions or settlements that are contrary to, or in excess of, our expectations, and losses may exceed our reserves. In addition, various factors and developments could lead us to make changes in our current estimates of liabilities and related insurance receivables or make new or modified estimates as a result of a judicial ruling or judgment, settlement, regulatory development or change in applicable law. Any claims or proceedings, particularly those in which we are unsuccessful or for which we did not establish adequate reserves, could have a material adverse effect on our business, financial condition and results of operations.

The seasonality of our business and its susceptibility to severe and prolonged periods of adverse weather and other conditions could have a material adverse effect on us.

Demand for our products in some markets is typically seasonal, with periods of snow or heavy rain negatively affecting construction activity. For example, sales of our products in Canada and the Northeast and Midwest regions of the United States are somewhat higher from spring through autumn when construction activity is greatest. Construction activity declines in these markets during the winter months in particular due to inclement weather, frozen ground and fewer hours of daylight. Construction activity can also be affected in any period by adverse weather conditions such as hurricanes, severe storms, torrential rains and floods, natural disasters such as fires and earthquakes and similar events, any of which could reduce demand for our products, push back existing orders to later dates or lead to cancellations. Furthermore, our ability to deliver products on time or at all to our customers can be significantly impeded by such conditions and events, such as these described above. Public holidays and vacation periods constitute an additional factor that may exacerbate certain seasonality effects, as building projects or industrial manufacturing processes may temporarily cease. These conditions, particularly when unanticipated, can leave both equipment and personnel underutilized. Additionally, the seasonal nature of our business has led to variation in our quarterly results in the past and may continue to do so in the future. This general seasonality of our business and any severe or prolonged adverse weather conditions or other similar events could have a material adverse effect on our business, financial condition and results of operations.

Certain of the contracts in our backlog may be adjusted, canceled or suspended by our customers and, therefore, our backlog is not necessarily indicative of our future revenues or earnings or, even if performed, a good indicator of our future margins.

As of December 31, 2016, our backlog totaled approximately $560 million. In accordance with industry practice, many of our contracts are subject to cancellation, reduction, termination or suspension at the discretion of the customer in respect of work that has not yet been performed. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog, but instead would collect revenues in respect of all work performed at the time of cancellation as well as all other costs and expenses incurred by us through such date. Projects can remain in backlog for extended periods of time because of the nature of the project, delays in execution of the project and the timing of the particular services required by the project. Additionally, the risk of contracts in backlog being canceled, terminated or suspended generally increases at times, including as a result of periods of widespread macroeconomic and industry slowdown, weather, seasonality and many of the other factors impacting our business. Many of the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog are based on estimates. Therefore, the timing of performance on our individual contracts can affect greatly our margins and hence, future profitability. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in any estimated profits.

Our project-based business requires significant liquidity, and any inability to ensure adequate financing or guarantees for large projects in the future could have a material adverse effect on us.

The projects in which we participate, particularly in our pressure pipe business, can be capital-intensive and often require substantial liquidity levels. In line with industry practice, we receive prepayments from our customers as well as milestone payments. However, a change in prepayment patterns or our inability to obtain third-party guarantees in respect of such prepayments could force us to seek alternative financing sources, such as bank debt or in the capital markets, which we may not be able to do on terms acceptable to us or at all, any of which could have a material adverse effect on our business, financial condition and results of operations.

As is customary in some of our sub-markets, we provide our customers with performance guarantees and other guarantee instruments, such as surety bonds, that guarantee the timely completion of a project pursuant to defined contractual specifications. We also enter into contractual obligations to pay liquidated damages to our customers for project delays. We are required to make payments under these contracts, guarantees and instruments if we fail to meet any of the specifications. Some customers require the performance guarantees to be issued by a reputable and credit worthy financial institution in the form of a letter of credit, surety bond or other financial guarantee. Financial institutions consider our credit ratings and financial position in the guarantee approval process. Our credit ratings and financial position could make the process of obtaining guarantees from financial institutions more difficult and expensive. If we cannot obtain such guarantees from reputable and credit-worthy financial institutions on reasonable terms or at all, we could face higher financing costs or even be prevented from bidding on or obtaining new projects, and any of these or other related obstacles could have a material adverse effect on our business, financial condition and results of operations.

Delays or outages in our information technology systems and computer networks could have a material adverse effect on us.

Our manufacturing facilities as well as our sales and service activities depend on the efficient and uninterrupted operation of complex and sophisticated information technology systems and computer networks, which are subject to failure and disruption. These and other problems may be caused by system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins or other similar events. Additionally, because we have grown through various acquisitions, we have integrated and are integrating a number of disparate information technology systems across our organization, certain of which may be outdated and due for replacement, further increasing the likelihood of problems. We may in the future replace and integrate systems, but these updates may not be successful, they may create new issues we currently do not face or they may significantly exceed our cost estimates.

Furthermore, prior to the Acquisition, we were dependent on HeidelbergCement for a number of corporate and shared services, including its information technology systems and services. Following the Acquisition through February 2016, HeidelbergCement continued to provide us with certain of these services under the terms of a transition services agreement. These information technology systems and services that were previously provided by HeidelbergCement under the transition services agreement are now established internally and, in part, provided by a third-party service provider. Such systems and services may not however be comparable to those provided under the transition services agreement, may be insufficient for our needs and may create new issues that we do not currently face.

Any disruption in our information technology systems could interrupt or damage our operations and our ability to meet customer needs as well as our ability to maintain effective controls. In addition, we could be subject to reputational harm or liability if confidential customer information is misappropriated from our systems. Despite our security measures and business continuity plans, our systems could be vulnerable to disruption and any such disruption and the resulting fallout could have a material adverse effect on our business, financial condition and results of operations.

We have material weaknesses in our internal control over financial reporting and our inability to remediate these weaknesses or otherwise implement and maintain effective internal control over financial reporting, or the inability of our independent registered public accounting firm to provide an unqualified report thereon, could have a material adverse effect on us.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose certain changes made in our internal control over financial reporting on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting or include an attestation of our independent registered public accounting firm regarding the effectiveness of over financial reporting, in each case pursuant to Section 404 of the Sarbanes-Oxley Act, until the filing of our Annual Report on Form 10-K related to full year 2017 financial results.

However, we have identified two material weaknesses, one regarding inventory and one regarding bill and hold transactions, that existed as of December 31, 2016. These material weaknesses could, among other things, adversely impact our ability to provide timely and accurate financial information or result in a misstatement of the account balances or disclosures that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. The material weaknesses are described in greater detail in Item 9A, Disclosure Controls and Procedures.

Extensive work still remains to fully-implement and complete our remediation plan with respect to the existing material weaknesses. These matters have required, and will continue to require, a significant amount of management time and resources and a significant commitment of external resources, both of which may lead to substantial costs. Further, additional work may be required for our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting, in our Annual Report on Form 10-K related to full year 2018 financial results. To comply with these requirements, we may need to undertake various additional actions, such as implementing new controls and procedures and hiring additional accounting or internal audit staff, and incur substantial costs. If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal controls as our business evolves, we may not be able to, among other things, accurately report our financial condition, results of operations, or cash flows or maintain effective disclosure controls and procedures.

We may not be able to successfully remediate our existing material weaknesses and we may identify additional material weaknesses that we may not be able to remediate, in each case, in time to meet the Section 404 compliance deadline. If we are unable to comply with the requirements of Section 404 in a timely manner or are unable to assert that our internal control over financial reporting is effective as and when required, whether as a result of any failure to remediate our existing material weaknesses, identification of additional material weaknesses in our internal control over financial reporting or otherwise, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting or issues an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline materially.

Sharing our brand name and logo could have a material adverse effect on us.

We share the “Forterra” brand with the operator of HeidelbergCement's former building products business in the United Kingdom, or Forterra UK, a public company listed on the London FTSE, and, for a limited time, the Bricks Joint Venture. See Item 7. Management's Discussion And Analysis of Financial Condition And Results Of Operations for more information regarding the Bricks Joint Venture. Forterra UK is currently controlled by Lone Star and operates solely in the United Kingdom. The Bricks Joint Venture is 50% owned by Lone Star. We have no control over Forterra UK’s use of the “Forterra” name and logo in Europe, and we have limited control over the

Bricks Joint Venture's use of the “Forterra” name and logo. The Bricks Joint Venture is licensed to use the "Forterra" name and logo through August 2018. Any actions or negative publicity related to either of them and their products could have a material adverse effect on our business, financial condition and results of operations.

Any inability to protect our intellectual property or claims that we infringe on the intellectual property rights of others could have a material adverse effect on us.

We rely on a combination of patents, trademarks, trade names, confidentiality and nondisclosure clauses and agreements, and other unregistered rights to define and protect our rights to our brand and the intellectual property used in certain of our products, including the innovative technologies relating to storm water management acquired in the Bio Clean Acquisition. We also rely on product, industry, manufacturing and market “know-how” that cannot be registered and may not be subject to any confidentiality or nondisclosure clauses or agreements. Furthermore, while we have submitted the appropriate applications, we have not yet completed the registration process of the Forterra brand in all relevant jurisdictions and we are still in the process of applying for certain Bio Clean patents and our rights to the intellectual property could be challenged by a third party. We cannot guarantee that any of our registered or unregistered intellectual property rights or our know-how, or claims thereto, will now or in the future successfully protect what we consider to be the intellectual property underlying our products and business, or that our rights will not be successfully opposed or otherwise challenged. We also cannot guarantee that each application filed with respect to the Forterra name and the Bio Clean technologies will be approved. To the extent that our innovations, products and name are not protected by patents or other intellectual property rights, third parties, including competitors, may be able to commercialize our innovations or products or use our know-how. Additionally, we have faced in the past and may in the future face claims that we are infringing the intellectual property rights of others. If any of our products are found to infringe the patents or other intellectual property rights of others, our manufacture and sale of such products could be significantly restricted or prohibited and we may be required to pay substantial damages or on-going licensing fees. Any inability to protect our intellectual property rights or any misappropriation of the intellectual property of others could have a material adverse effect on our business, financial condition and results of operations.

Our foreign operations could have a material adverse effect on us.

We operate production facilities in Canada and Mexico and we are therefore subject to a number of risks specific to these countries. These risks include social, political and economic instability, unexpected changes in regulatory requirements, tariffs and other trade barriers, currency exchange fluctuations, acts of war or terrorism and import/export requirements. In addition, we have a limited number of sales to other foreign jurisdictions, primarily concentrated in the Dominican Republic and Bolivia. Our consolidated financial statements are reported in U.S. dollars with international transactions being translated into U.S. dollars. If the U.S. dollar strengthens in relation to the Canadian dollar, our U.S. dollar reported net sales and income will decrease. Additionally, since we incur costs in foreign currencies, fluctuation in those currencies’ value can negatively impact manufacturing and selling costs. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” There can be no assurances that any of these factors will not materially impact our production cost or otherwise have a material adverse effect on our business, financial condition and results of operations.

A reduction in or the loss of sales to a key customer could have a material adverse effect on us.

For the year ended December 31, 2016, HD Supply accounted for 11% of our consolidated net sales.  Because we do not have binding long-term purchasing agreements with HD Supply, there can be no assurance that it will continue to purchase products from us at current levels or at all.  If HD Supply reduces, delays or cancels a substantial number of orders or ceases being a customer for any reason, could have a material adverse effect on our business, financial condition and results of operations.

Insufficient insurance coverage could have a material adverse effect on us.

We maintain property, business interruption, counterparty and liability insurance coverage that we believe is consistent with industry practice. However, our insurance program does not cover, or may not adequately cover, every potential risk associated with our business and the consequences thereof. In addition, market conditions or any significant claim or a number of claims made by or against us could cause our premiums and deductibles to increase substantially and, in some instances, our coverage may be reduced or become entirely unavailable. In the future, we may not be able to obtain meaningful coverage at reasonable rates for a variety of risks, including certain types of environmental hazards and ongoing regulatory compliance. In addition, we self-insure a portion of our exposure to certain employee benefit matters, including employee health care claims of up to $500,000 per covered individual per year and wage-payment obligations for short-term disability. If our insurance coverage is insufficient, if we are not able to obtain sufficient coverage in the future, or if we are exposed to significant losses as a result of the risks for which we self-insure, any resulting costs or liabilities could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to our Indebtedness

The terms of our debt could have a material adverse effect on us.

We have substantial debt and may incur additional debt. As of December 31, 2016, we had approximately $1,096.0 million of total debt, net of debt issuance costs and original issue discount. Our credit facility contains a number of significant restrictions and covenants that generally restrict our business and limit our ability to, among other things:

•	dispose of certain assets;

•	incur or guarantee additional indebtedness;

•	enter into new lines of business;

•	make investments, intercompany loans or certain payments in respect of indebtedness;

•	incur or maintain certain liens;

•	enter into transactions with affiliates;

•	engage in certain sale and leaseback transactions;

•	declare or pay dividends and make other restricted payments, including the repurchase or redemption of our stock; and

•	engage in mergers, consolidations, liquidations and certain asset sales.

The credit facility also requires us to maintain certain financial ratios. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding the terms of our credit facility.

These and other similar provisions in these and other documents could have adverse consequences on our business and to our investors because they limit our ability to take these actions even if we believe that a specific transaction would contribute to our future growth or improve our operating results. For example, these restrictions could limit our flexibility in planning for or reacting to changes in our business and our industry, thereby inhibiting our ability to react to markets and potentially making us more vulnerable to downturns. These restrictions could also require that, based on our level of indebtedness, a significant portion of our cash flow from operations be used to make interest payments, thereby reducing the cash flow available for working capital, to fund capital expenditures or other corporate purposes and to generally grow our business. Furthermore, these restrictions could prevent us from pursuing a strategic transaction that we believe is in the best interests of our company and our stockholders.

Under the terms of a U.S. master lease, we have leased certain U.S. properties through April 4, 2036 at a cost of approximately $13.4 million per annum, payable monthly, subject to an annual 2.0% increase. Under the terms of a Canadian master lease, we have leased certain Canadian properties through April 4, 2036 at a cost of $3.5 million (CAD) per annum. Each of these master lease agreements contain certain restrictions and covenants that limit, among other things, our use of and ability to sublease or discontinue use of the leased properties. [See note 14, Sale-Leaseback Transaction, in the consolidated financial statements].

Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these provisions or any inability to comply with mandated financial ratios could result in a default, in which case the lenders may have the right to declare all borrowings to be immediately due and payable. If we are unable to repay any borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the pledged collateral securing the indebtedness. Therefore, the restrictions under our credit facility and any breach of the covenants or failure to otherwise comply with the terms of the credit facility could have a material adverse effect on our business, financial condition and results of operations.

Our current indebtedness and any future indebtedness we may incur could have a material adverse effect on us.

We expect that we will depend primarily on cash generated by our operations to pay our expenses and any amounts due under our credit facility and any other indebtedness we may incur. However, our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in revenues and cash flows may not be realized, either or both of which could result in us being unable to repay indebtedness or our inability to fund other liquidity or strategic needs. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If we do not have sufficient liquidity, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money.

If we incur additional indebtedness, the risks related to our indebtedness that we currently face could intensify. In addition to the risk of higher interest rates and fees, the non-economic terms of any additional indebtedness may contain covenants and other terms restricting our financial, operating and strategic flexibility to an equal or greater extent as those imposed by our credit facility. Additional indebtedness may also include cross-default provisions such that, if we breach a restrictive covenant with respect to any of our indebtedness, or an event of default occurs, lenders may be entitled to accelerate all amounts owing under other outstanding indebtedness.

If we are required to refinance our indebtedness or otherwise incur additional indebtedness to fund strategic transactions or otherwise, any additional financing may not be available on terms favorable to us or at all. If, at such time, market conditions are materially different or our credit profile has deteriorated, the cost of refinancing our debt may be significantly higher than our indebtedness existing at that time, or we may not be able to refinance our debt at all. Any failure to meet any future debt service obligations or any inability to obtain any additional financing on terms acceptable to us or to comply therewith could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Because our common stock has only recently started trading in the public market, the trading market for our common stock may not be sustained and the trading price of our common stock may be volatile and could decline substantially.

Prior to the initial public offering of our common stock in October 2016, there had been no market for shares of our common stock. Although our common stock is listed on the NASDAQ Global Select Market, or NASDAQ, under the symbol “FRTA,” an active trading market for the shares of our common stock may not be sustained. Accordingly, no assurance can be given as to the following:

•	the likelihood that an active trading market for shares of our common stock will be sustained;

•	the liquidity of any such market;

•	the ability of our stockholders to sell their shares of common stock; or

•	the price that our stockholders may obtain for their common stock.

If an active market is not maintained, the market price of our common stock may decline and you may not be able to sell your shares. Even in an active trading market for our common stock, the market price of our common stock may be highly volatile and subject to wide fluctuations.

Some of the factors that could negatively affect the market price of our common stock or result in significant fluctuations in price, regardless of our actual operating performance, include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in market valuations of similar companies;

•	changes in the markets in which we operate;

•	additions or departures of key personnel;

•	actions by stockholders, including the sale by Lone Star of any of its shares of our common stock;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown;

•	uncertainty regarding economic events, including in Europe in connection with the United Kingdom’s possible departure from the European Union;

•	changes in interest rates;

•	our operating performance and the performance of other similar companies;

•	our ability to accurately project future results and our ability to achieve those and other industry and analyst forecasts; and

•	new legislation or other regulatory developments that adversely affect us, our markets or our industry.

Furthermore, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry, and often occurs without regard to the operating performance of the affected companies. Therefore, factors that have little or nothing to do with us could cause the price of our common stock to fluctuate, and these fluctuations or any fluctuations related to our company could cause the market price of our common stock to decline materially.

Our future operating results may fluctuate significantly and our current operating results may not be a good indication of our future performance. Fluctuations in our quarterly financial results could affect our stock price in the future.

Our revenues and operating results have historically varied from period to period and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including the cyclicality and seasonality of our industry. If our quarterly financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. Our operating results for prior periods may not be effective predictors of future performance.

The coverage of our business or our common stock by securities or industry analysts or the absence thereof could adversely affect our stock price and trading volume.

The trading market for our common stock is influenced in part by the research and other reports that industry or securities analysts may publish about us or our business. We currently have, but may not be able to continue, research coverage by industry or financial analysts. If analysts do not continue coverage of us, the trading price and volume of our stock would likely be negatively impacted. Even if analyst coverage continues, if one or more of the analysts who cover us downgrade our stock, or if analysts issue other unfavorable commentary or inaccurate research, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Lone Star may have conflicts of interest with other stockholders and may limit your ability to influence corporate matters.

Lone Star beneficially owns approximately 70.3% of our outstanding common stock. As a result of this concentration of stock ownership, Lone Star acting on its own has sufficient voting power to effectively control all matters submitted to our stockholders for approval, including director elections and proposed amendments to our bylaws or certificate of incorporation. Seven of the eleven members of our board of directors are employees or affiliates of Lone Star.

In addition, this concentration of ownership may delay or prevent a merger, consolidation or other business combination or change in control of our company and make some transactions that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock more difficult or impossible without the support of Lone Star. Because we have opted out of Section 203 of the Delaware General Corporation Law, or the DGCL, regulating certain business combinations with interested stockholders, Lone Star may transfer control of us to a third party, which may limit the price that investors are willing to pay in the future for shares of our common stock. After the restrictions imposed by the lock-up agreement entered into in connection with our initial public offering expire, or to the extent they are waived, Lone Star will be able to transfer control of us to a third-party by transferring its common stock, which would not require the approval of our board of directors or other stockholders. The interests of Lone Star may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, Lone Star could cause us to enter into transactions or agreements of which you would not approve or make decisions with which you would disagree. This concentration of ownership may also adversely affect our share price.

Lone Star is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, although it does not currently hold any such interests. Lone Star may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In recognition that principals, members, directors, managers, partners, stockholders, officers, employees and other representatives of Lone Star and its affiliates and investment funds may serve as our directors or officers, our amended and restated certificate of incorporation provides, among other things, that none of Lone Star or any principal, member, director, manager, partner, stockholder, officer, employee or other representative of Lone Star has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any of these persons or entities acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and these persons and entities will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for themselves or direct such opportunity to another person. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if, among other things, attractive corporate opportunities are allocated by Lone Star to themselves or their other affiliates.

Lone Star may also have conflicts of interest with the Company and other stockholders as a result of its status as a party to the tax receivable agreement. For example, the tax receivable agreement entered into with Lone Star at the time of our initial public offering gives us the right to terminate the tax receivable agreement with approval of a majority of our independent directors and with Lone Star’s consent by making a payment equal to the present value of future payments under the tax receivable agreement (based on certain assumptions and deemed events in the agreement, including those relating to our and our subsidiaries’ future taxable income). Lone Star may determine to withhold its consent to terminate the tax receivable agreement at a time when such a termination would be favorable to us and the other stockholders. Furthermore, the tax receivable agreement prohibits us from settling any tax audit without Lone Star’s consent (not to be unreasonably withheld, conditioned or delayed) if the outcome of the audit is reasonably expected to affect Lone Star’s rights under the tax receivable agreement. Therefore, Lone Star may determine to withhold consent to a settlement that reduces the payments Lone Star will receive under the tax receivable agreement, even though the settlement might be favorable to us and our stockholders.

We will be required to pay Lone Star for certain tax benefits, and these amounts are expected to be material.

We entered into a tax receivable agreement with Lone Star that provides for the payment by us to Lone Star of 85% of the amount of cash savings, if any, in U.S. federal, state, local and non-U.S. income tax that we and our subsidiaries realize (or in some circumstances are deemed to realize) as a result of the utilization of certain tax benefits, together with interest accrued at a rate of LIBOR plus 100 basis points from the date the applicable tax return is due (without extension) until paid. These tax benefits, which we collectively refer to as the Covered Tax Benefits, include: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that we have in our assets as of the time of the consummation of our initial public offering, (ii) the utilization of our and our subsidiaries’ net operating losses and tax credits, if any, attributable to periods prior to our initial public offering, (iii) deductions in respect of payments made, funded or reimbursed by an initial party to the tax receivable agreement (other than us or one of our subsidiaries) or an affiliate thereof to participants under the LSF9 Concrete Holdings Ltd Long Term Incentive Plan, or the LTIP, (iv) deductions in respect of transaction expenses attributable to the U.S. Pipe Acquisition and (v) certain other tax benefits attributable to payments made under the tax receivable agreement. The tax receivable agreement will remain in effect until all Covered Tax Benefits have been used or expired, unless the agreement is terminated early, as described below.

We expect that the payments we make under the tax receivable agreement could be substantial. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full tax benefits subject to the tax receivable agreement, we currently estimate that future payments under the agreement will aggregate to approximately $160.8 million. This amount excludes any payments that may be made to Lone Star under the tax receivable agreement as a result of tax benefits recognized in connection with payments under the LTIP and, thus, the actual payments we ultimately are required to make under the tax receivable agreement could be greater, potentially materially greater, than these amounts. These payment obligations are our obligations and are not obligations of any of our subsidiaries. Furthermore, these payment obligations are not conditioned upon Lone Star maintaining a continued direct or indirect ownership interest in us. The actual utilization of Covered Tax Benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.

We will not be reimbursed for any payments made to Lone Star under the tax receivable agreement in the event that the tax benefits are disallowed.

Lone Star will not reimburse us for any payments previously made under the tax receivable agreement if such benefits are subsequently disallowed upon a successful challenge by the Internal Revenue Service, although future payments under the agreement would be adjusted to the extent possible to reflect the result of such disallowance. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of our cash tax savings if any, from the Covered Tax Benefits, and we may not be able to recoup those payments, which could adversely affect our liquidity.

In certain cases, payments made by us under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the Covered Tax Benefits.

The term of the tax receivable agreement will continue until all Covered Tax Benefits have been utilized or expired, unless we exercise our right to terminate the agreement with Lone Star’s consent, we breach any of our material obligations under the agreement or certain credit events occur with respect to us, in any of which cases we will be required to make an accelerated payment to Lone Star equal to the present value of future payments under the tax receivable agreement. Such payment would be based on certain assumptions, including, among others, that we and our subsidiaries would generate sufficient taxable income and tax liability to fully utilize all Covered Tax Benefits. The tax receivable agreement also provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, our (or our successor’s) payments under the tax receivable agreement for each taxable year after any such event would be based on certain valuation assumptions, including the assumption that we and our subsidiaries have sufficient taxable income to fully utilize the Covered Tax Benefits. Accordingly, payments under the tax receivable agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the benefits we realize in respect of the Covered Tax Benefits.

Even if the payments under the tax receivable agreement are not accelerated as described above, such payments may be significantly greater than the benefits we realize in respect of the Covered Tax Benefits, due to the manner in which payments are calculated under the tax receivable agreement. For example, for purposes of calculating the payments to be made to Lone Star:

•	it is assumed that we will pay effective state and local taxes at a rate of 5%, even though our actual effective state and local tax rate may be materially lower;

•
tax benefits existing at the time of our initial public offering are deemed to be utilized before any post-closing/after-acquired tax benefits and, as a result, we could be required to make payments to Lone Star for a particular tax year even if our tax liability for such year would have been materially reduced or eliminated by reason of our utilization of the post-initial public offering/after-acquired tax benefits;

•
a non-taxable transfer of assets by us to a non-consolidated entity is treated under the tax receivable agreement as a taxable sale at fair market value and, as a result, we could be required to make payments to Lone Star even though such non-taxable transfer would not generate any actual tax benefits to us or our non-consolidated entity; and

•
a taxable sale or other taxable transfer of subsidiary stock by us (in cases where the subsidiary’s tax basis in its assets exceeds our tax basis in the subsidiary’s stock) is treated under the tax receivable agreement as a taxable sale of the subsidiary’s assets and, as a result, we could be required to make payments to Lone Star that materially exceed the actual tax benefit we realize from such stock sale.

Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

Certain provisions of the tax receivable agreement limit our ability to incur additional indebtedness, which could adversely affect our business and growth strategy.

For so long as the tax receivable agreement remains outstanding, without the prior written consent of Lone Star (not to be unreasonably withheld, conditioned or delayed), (a) we will be prohibited from entering into any agreement that would be materially more restrictive with respect to our ability to make payments under the tax receivable agreement than the terms of our credit agreement and (b) we will be prohibited from incurring any indebtedness for borrowed money if, immediately after giving effect to such incurrence and the application of proceeds therefrom, our consolidated net leverage ratio - the ratio of consolidated funded indebtedness for borrowed money less unrestricted cash to consolidated EBITDA - would exceed a certain specified ratio, in each case as calculated pursuant to the tax receivable agreement, unless the incurrence of such indebtedness is permitted by the terms of our credit agreement or any replacement credit agreements to the extent the terms thereof are no less restrictive in this regard than the applicable credit agreement it replaced. These restrictions on the incurrence of debt could adversely affect our business, including by preventing us from pursuing an acquisition or other strategic transaction that we believe is in the best interests of our company and our stockholders, thereby impeding our growth strategy. Lone Star has no fiduciary duties to us when deciding whether to enforce these covenants under the tax receivable agreement. Furthermore, the provision in the tax receivable agreement that requires that we make an accelerated payment to Lone Star equal to the present value of all future payments due under the tax receivable agreement if we breach any of our material obligations under the agreement or certain credit events occur with respect to us might make it harder for us to obtain financing from third party lenders on favorable terms.

We would be required to make tax gross-up payments to Lone Star if we consummate a corporate inversion or similar transaction that causes payments under the tax receivable agreement to be subject to withholding taxes.

If we were to consummate a change of control transaction that causes us (or our successor) to become a non-U.S. person (e.g., a corporate inversion transaction), and such transaction causes payments under the tax receivable agreement to become subject to withholding taxes, we would be required under the tax receivable agreement to make tax gross-up payments to Lone Star in respect of such withholding taxes in amounts that may exceed the tax savings realized by the Company from the Covered Tax Benefits. Any such tax gross-up payments could have a negative impact on our liquidity and our ability to finance our growth.

We are a “controlled company” within the meaning of NASDAQ rules and, as a result, qualify for, and are relying on, exemptions from certain corporate governance requirements.

Lone Star controls a majority of the voting power of our outstanding common stock. As a result, we area “controlled company” within the meaning of the NASDAQ corporate governance standards. Under the relevant NASDAQ rules, a company of which more than 50% of the voting power is held by a person or group is a “controlled company” and need not comply with certain requirements, including the requirement that a majority of the board of directors consist of independent directors and the requirements that the compensation and nominating and corporate governance committees be composed entirely of independent directors. We are utilizing these exemptions and, for so long as Lone Star controls a majority of the voting power of our outstanding common stock, we intend to continue to utilize these exemptions. As a result, among other things, we do not have a majority of independent directors and our compensation and nominating and corporate governance committees do not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the applicable NASDAQ corporate governance requirements.

Future sales of our common stock in the public market could cause our stock price to fall.

Lone Star beneficially owns approximately 70.3% of our outstanding shares of common stock . Additionally, we, Lone Star, and our officers and directors have signed lock-up agreements with the underwriters that, subject to certain exceptions, restrict the sale of shares of our common stock held by them for 180 days following the date of the pricing of our initial public offering. The underwriters may, without notice except in certain limited circumstances, release all or any portion of the shares of common stock subject to lock-up agreements. The market price of our common stock may decline materially when these restrictions on resale by Lone Star and our other affiliates lapse or if they are waived.

Upon the expiration of the lock-up agreements, all shares held by our affiliates will be eligible for resale in the public market, subject to applicable securities laws, including the Securities Act of 1933, as amended, or the Securities Act. Therefore, unless shares owned by any of our affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. Lone Star is an affiliate of ours based on their share ownership and representation on our board of directors.

Pursuant to the terms of a registration rights agreement between Lone Star and us, Lone Star has the right to demand that we register its shares under the Securities Act as well as the right to include its shares in any registration statement that we file with the SEC, subject to certain exceptions. Any registration of Lone Star’s shares would enable those shares to be sold in the public market, subject to certain restrictions in the registration rights agreement and the restrictions under the lock-up agreements referred to above. Any sale by Lone Star or other affiliates or any perception in the public markets that such a transaction may occur could cause the market price of our common stock to decline materially.

We filed a registration statement on Form S-8 under the Securities Act registering shares under our stock incentive plan. Subject to the terms of the awards pursuant to which these shares may be granted and except for shares held by affiliates who will be subject to the resale restrictions described above, the shares issuable pursuant to our stock incentive plan will be available for sale in the public market.

We have issued, and in the future we expect to issue, options, restricted stock and other forms of stock-based compensation, which have the potential to dilute stockholder value and cause the price of our common stock to decline.

We have issued, and in the future expect to issue, stock based awards, including stock options, restricted stock and other forms of stock-based compensation to our directors, officers and employees. If any options that we have issued or may issue are exercised, or any restricted stock or other awards that we have issued or may issue vests, and the shares of common stock are sold into the public market, the market price of our common stock may decline. In addition, the availability of shares of common stock for award under our equity incentive plan, or the grant of stock options, restricted stock or other forms of stock-based compensation, may adversely affect the market price of our common stock.

We have no present intention to pay dividends on our common stock.

We have no present intention to pay dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our credit facility and agreements governing any other indebtedness we may enter into and other factors that our board of directors deems relevant. Accordingly, holders of our common stock may need to sell their shares to realize a return on their investment, and may not be able to sell their shares at or above the price paid for them.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. However, the lapse or waiver of the lock-up restrictions discussed above or any sale or perception of a possible sale by Lone Star, and any related decline in the market price of our common stock, could impair our ability to raise capital. Separately, additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

We are a holding company and depend on the cash flow of our subsidiaries.

We are a holding company with no material assets other than the equity interests of our subsidiaries. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets and intellectual property. Consequently, our cash flow and our ability to meet our obligations and pay any future dividends to our stockholders depends upon the cash flow of our subsidiaries and their ability to make payments, directly or indirectly, to us in the form of dividends, distributions and other payments. Any inability on the part of our subsidiaries to make payments to us could have a material adverse effect on our business, financial condition and results of operations.

Provisions of our amended and restated governing documents, Delaware law and other documents could discourage, delay or prevent a merger or acquisition at a premium price.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. For example, our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•
permit us to issue, without stockholder approval, preferred stock in one or more series and, with respect to each series, fix the number of shares constituting the series and the designation of the series, the voting powers, if any, of the shares of the series and the preferences and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of the series;

•	prevent stockholders from calling special meetings;

•	restrict the ability of stockholders to act by written consent after such time as Lone Star owns less than a majority of our common stock;

•	limit the ability of stockholders to amend our certificate of incorporation and bylaws;

•	require advance notice for nominations for election to the board of directors and for stockholder proposals;

•	do not permit cumulative voting in the election of our directors, which means that the holders of a majority of our common stock may elect all of the directors standing for election; and

•	establish a classified board of directors with staggered three-year terms.

These provisions may discourage, delay or prevent a merger or acquisition of our company, including a transaction in which the acquirer may offer a premium price for our common stock.

Our amended and restated certificate of incorporation includes an exclusive forum clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any stockholder (including any beneficial owner) to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or to our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, or our certificate of incorporation or bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine, will be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware); in all cases subject to such court having personal jurisdiction over the indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. The exclusive forum clause may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding such exclusive forum clause, a court could rule that such a provision is inapplicable or unenforceable. See “Description of Capital Stock-Exclusive Forum Clause.”

We incur increased costs and obligations as a result of being a publicly-traded company.

As a company with publicly-traded securities, we are subject to the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, NASDAQ listing requirements of the applicable stock exchange and other applicable securities rules and regulations. These rules and regulations require that we maintain controls and procedures and disclosure, corporate governance and other practices, thereby significantly increasing our legal, financial and other compliance costs as compared to when we were a private company.  These obligations also make other aspects of our business more difficult, time-consuming or costly and increase demand on our personnel, systems and other resources. For example, to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to continue to commit significant resources, hire additional staff and provide additional management oversight. Furthermore, as a result of disclosure of information in our Exchange Act and other filings required of a public company, our business and financial condition has become more visible, which we believe may give some of our competitors who may not be similarly required to disclose this type of information a competitive advantage. In addition to these added costs and burdens, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, other regulatory actions and civil litigation, any of which could negatively affect the price of our common stock.

Being a public company and these new rules and regulations make it more expensive for us to obtain director and officer liability insurance. Potential liability associated with serving on a public company’s board could make it difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Our minimal public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to effectively manage our business in a public company environment or for any other reason, our business, prospects, financial condition and results of operations may be harmed, which could cause our stock price to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We have a broad network of 93 manufacturing facilities in the United States, including 13 fabrication plants. We also have six manufacturing facilities in Canada and one in Mexico. Our headquarters is located in Irving, Texas. We also receive income from the 14 plants associated with CP&P. Please see note 20 to our consolidated financial statements for certain financial information regarding the United States and Canada.

The following tables set forth certain information regarding our manufacturing facilities as of March 21, 2017:

Facility Name	City	State/Province	Ownership

Drainage Pipe & Products (69 plants)
Caldwell	Caldwell	Idaho	Owned
Salt Lake City	Salt Lake City	Utah	Owned
Montgomery	Montgomery	Alabama	Leased
Pelham	Pelham	Alabama	Owned
El Mirage	El Mirage	Arizona	Leased
Little Rock	Little Rock	Arkansas	Leased
West Memphis	West Memphis	Arkansas	Leased
Florin Road (2 plants)	Sacramento	California	Leased
Deland Precast	Deland	Florida	Leased
Gretna	Gretna	Florida	Leased
Marianna	Marianna	Florida	Leased
Winter Haven Pipe	Winter Haven	Florida	Leased
Athens Precast	Athens	Georgia	Leased
Rome	Rome	Georgia	Leased
La Place	La Place	Louisiana	Leased
New Orleans	New Orleans	Louisiana	Leased
St. Martinville	St. Martinville	Louisiana	Leased
Como	Como	Mississippi	Owned
Hattiesburg (2 plants)	Hattiesburg	Mississippi	Owned
Jackson Northside	Jackson	Mississippi	Leased
Columbus	Columbus	Ohio	Leased
Dayton - Dixie	Dayton	Ohio	Leased
Macedonia	Macedonia	Ohio	Leased
Oklahoma City	Oklahoma City	Oklahoma	Leased
Austin Pipe	Austin	Texas	Leased
Cedar Hill Pipe	Cedar Hill	Texas	Leased
Grand Prairie (2 plants)	Grand Prairie	Texas	Leased
Jersey Village (3 plants)	Houston	Texas	Leased
Waco	Hewitt	Texas	Leased

Facility Name	City	State/Province	Ownership
Ottawa	Gloucester	Ontario	Leased
Cambridge	Cambridge	Ontario	Leased
Franklin	Franklin	Tennessee	Leased
Lexington	Lexington	Kentucky	Leased
Chattanooga	Chattanooga	Tennessee	Leased
Lenoir City	Lenoir City	Tennessee	Leased
Elizabethtown	Elizabethtown	Kentucky	Leased
Hermitage	Hermitage	Tennessee	Leased
Louisville	Louisville	Kentucky	Leased
Cullman	Cullman	Alabama	Leased
Billings	Billings	Montana	Leased
Bonner Springs	Bonner Springs	Kansas	Leased
Cedar Rapids	Cedar Rapids	Iowa	Leased
Des Moines	Des Moines	Iowa	Leased
Elk River	Elk River	Minnesota	Leased
Hawley	Hawley	Minnesota	Leased
Helena	Helena	Montana	Leased
Humboldt	Humboldt	Iowa	Owned
Iowa Falls	Iowa Falls	Iowa	Leased
Lawrence	Lawrence	Kansas	Leased
Marshalltown	Marshalltown	Iowa	Leased
Menoken	Menoken	North Dakota	Leased
Mitchell	Mitchell	South Dakota	Owned
Plattsmouth	Plattsmouth	Nebraska	Leased
Rapid City	Rapid City	South Dakota	Leased
Shakopee	Shakopee	Minnesota	Leased
Henderson (2 plants)	Henderson	Colorado	Leased
Grand Junction	Grand Junction	Colorado	Leased
Waxahachie	Waxahachie	Texas	Owned
Lubbock	Lubbock	Texas	Owned
Stacy	Stacy	Minnesota	Owned
Green Cove Springs	Green Cove Springs	Florida	Owned
Riverside	Menifee	California	Leased
Oceanside	Oceanside	California	Leased

Water Pipe & Products (24 plants)
St. Eustache Pressure Pipe	St. Eustache	Quebec	Leased
Stouffville	Stouffville	Ontario	Leased
Uxbridge	Uxbridge	Ontario	Leased
Grand Prairie	Grand Prairie	Texas	Leased
Lubbock Pressure Pipe	Lubbock	Texas	Leased
Palatka	Palatka	Florida	Owned
South Beloit Pressure Pipe	South Beloit	Illinois	Leased

Facility Name	City	State/Province	Ownership
Bakewell Pressure Pipe	Bakewell	Tennessee	Leased
Bessemer (2 plants)	Bessemer	Alabama	Owned
Mini Mill	Bessemer	Alabama	Owned
Union City	Union City	California	Owned
Lynchburg	Lynchburg	Virginia	Owned
Monterrey, Mexico	Monterrey	Mexico	Owned
Rogers	Rogers	Minnesota	Leased
Remington	Remington	Virginia	Leased
Ottawa	Ottawa	Kansas	Leased
Marysville	Marysville	California	Leased
Warren	Warren	Oregon	Leased
Ephrata	Ephrata	Pennsylvania	Leased
Phoenix	Phoenix	Arizona	Leased
Orlando	Orlando	Florida	Leased
Gainesville	Gainesville	Georgia	Leased
San Antonio	San Antonio	Texas	Leased

Item 3. Legal Proceedings

We have been from time to time, and may in the future become, party to litigation or other legal proceedings that we consider to be part of the ordinary course of our business. We are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, financial condition or our results of operations. We may become involved in material legal proceedings in the future. See note 15 to the consolidated financial statements included elsewhere in this Form 10-K.

The purchase agreement entered into with HeidelbergCement in connection with the Acquisition requires us to make an earnout payment to HeidelbergCement if and to the extent the financial results of the businesses acquired by Lone Star in the Acquisition, including ours and that of Forterra UK, exceeded a specified adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such adjusted EBITDA calculation exceeds the specified target, we would be required to pay HeidelbergCement an amount equal to a multiple of such excess adjusted EBITDA, with any payment capped at $100 million. On April 14, 2016, we provided an earnout statement to HeidelbergCement demonstrating that no payment was required. On June 13, 2016, HeidelbergCement notified us that it is disputing, among other things, our calculation of adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of$100 million. On October 5, 2016, affiliates of HeidelbergCement filed a lawsuit in the Delaware Court of Chancery, seeking specific performance and claiming access to our books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert's authority; and in the alternative, claiming a breach of contract and seeking the $100 million and other damages, or the Delaware Action. In November 2016, the defendants filed a motion to dismiss the Delaware Action, and on January 6, 2017, the plaintiffs filed a First Amended Complaint. The defendants filed a motion to dismiss the First Amended Complaint on February 22, 2017, requesting that the Court dismiss all claims in the Delaware Action. On March 24, 2017, the plaintiffs in the Delaware Action filed a response,  and our reply is due on April 7, 2017. As a result of the Reorganization, the defendants in the Delaware Action are no longer part of the Company and its consolidated subsidiaries, however we remain the liable party in this matter. We did not accrue any contingency reserve as of December 31, 2016 in respect of any earnout. See note 15 to our consolidated financial statements included elsewhere in this Form 10-K. While we intend to vigorously oppose HeidelbergCement’s assertions and the Delaware Action, the outcome of this matter is uncertain, and no assurances can be given regarding the ultimate outcome of any proceedings.

U.S. Pipe received a General Notice Letter and Invitation to Conduct Removal Action dated September 20, 2013 from the EPA with respect to the 35th Avenue superfund site in Birmingham, Alabama. The letter requests that U.S. Pipe participate in an environmental response action in an area proximate to a closed U.S. Pipe facility in North Birmingham, Alabama. The U.S. Pipe North Birmingham facility was closed and, as part of the acquisition of U.S. Pipe by a private equity fund from Mueller Water Products, Inc. and Mueller Group, LLC, or the Sellers, in 2012, the facility was retained by and is currently owned by either the Sellers or one of their affiliates. The notice requested response activities including testing and removing surface soils at area residences alleged to be contaminated by locally-sourced air pollutants. In connection with the disposition, the Sellers agreed to jointly and severally defend and indemnify U.S. Pipe against any losses or environmental liabilities related to sites retained by the Sellers, including the North Birmingham facility. Accordingly, U.S. Pipe tendered the defense of this matter to the Sellers for defense and indemnification. The Sellers accepted the tender and, on behalf of U.S. Pipe, have responded to the EPA’s request to participate in a time-critical removal action by declining, based on the EPA’s failure to establish any nexus between the contamination and any operations at the U.S. Pipe North Birmingham facility. The EPA sent a renewed request addressed to the Sellers, U.S. Pipe and a number of other potentially responsible parties on August 8, 2014 seeking participation in a broader cleanup of soil at approximately 80 homes in North Birmingham. The Sellers again responded on U.S. Pipe’s behalf declining to participate on the same grounds. In September 2014, the EPA proposed that the site be listed on the National Priorities List. The Sellers continue to defend on this matter on behalf of U.S. Pipe. While we cannot provide assurance that such defense will be successful, because of the indemnification described above, we do not believe the ultimate resolution of these matters will have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Prior to October 20, 2016, our common stock was privately held and there was no established public trading market for our common stock. Our common stock began trading on NASDAQ on October 20, 2016 under the ticker symbol “FRTA.”

As of March 28, 2017, we had 3 holders of record of our common stock.

The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	2016
	High	Low
Fourth Quarter (October 20, 2016 - December 31, 2016)	$22.76	$16.24

Dividend Policy

We have not declared or paid any dividends since our formation and currently do not intend to pay dividends for the foreseeable future. Additional information concerning restrictions on our payment of cash dividends may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report.

Use of Proceeds

On October 19, 2016, we sold 18,420,000 shares of common stock in our initial public offering at a public offering price of $18.00 per share pursuant to a Registration Statement on Form S-1, which was declared effective by the SEC on October 19, 2016. The aggregate net proceeds from the offering were approximately $303.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We used $260.0 million of the net proceeds to repay outstanding indebtedness under our junior term loan, $36.0 million of the net proceeds to repay outstanding indebtedness under our then-existing senior term loan, $7.8 million of the net proceeds to pay a prepayment penalty in connection with the repayment of our junior term loan and the remainder of the net proceeds for working capital and other general corporate purposes.

On November 18, 2016, the underwriters partially exercised their option to purchase additional shares of common stock and purchased 262,244 shares from the selling stockholder at the public offering price of $18.00 per share. The sale of those shares closed on November 23, 2016 resulting in net proceeds to the selling stockholder of approximately $4.5 million after deducting underwriting discounts and commissions. We did not receive any proceeds from the sale of shares by the selling stockholder.

Securities Authorized for issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding common stock authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data

All of the data in the table should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included in this report.

The following tables set forth, for the periods and dates indicated, our selected historical financial data. The accompanying historical financial statements are presented for the “Predecessor,” which are the financial statements of HeidelbergCement’s building products business in the United States and Eastern Canada for the period preceding the Acquisition, and the “Successor,” which are the financial statements of the Company and subsidiaries for the period following the Acquisition. The Predecessor’s combined statements of operations data for the year ended 2014 and the period from January 1, 2015 through March 13, 2015 have been derived from the audited combined financial statements of HeidelbergCement’s building products business in the United States and Eastern Canada and the Successor’s consolidated statements of operations data for the period from March 14, 2015 through December 31, 2015 and the year ended December 31, 2016 and balance sheet data as of December 31, 2015 and 2016 have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. The Predecessor's combined statement of operations data for the years ended December 31, 2012 and 2013 and combined balance sheet data as of December 31, 2012, 2013 and 2014 have been derived from the combined financial statements of HeidelbergCement's building products business in the United States and Eastern Canada, which are not included elsewhere in this Form 10-K.

The Predecessor’s combined financial statements may not necessarily be indicative of our cost structure, financial position, results of operations or cash flows that would have existed if HeidelbergCement’s building products business in the United States and Eastern Canada operated as a stand-alone, independent business. Accordingly, the historical results should not be relied upon as an indicator of our future performance. The Acquisition was accounted for as a business combination, which resulted in a new basis of accounting. The Predecessor’s and the Successor’s financial statements are not comparable as a result of applying a new basis of accounting. See the notes to our consolidated (successor)/combined predecessor financial statements for additional information regarding the accounting treatment of the Acquisition. The selected financial data presented below represent portions of our financial statements and are not complete and should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included in this report.

	Successor		Predecessor
(in thousands)	Year ended December 31,	For the period March 14 to December 31,	For the period from January 1 to March 13,	Year ended December 31,	Year ended December 31,	Year ended December 31,
Statement of Operations Data:	2016	2015	2015	2014	2013	2012
Net sales	$1,363,962	$604,275	$112,698	$597,426	$552,440	$616,454
Cost of goods sold	1,083,508	513,723	98,339	506,688	487,604	562,727
Gross profit	280,454	90,552	14,359	90,738	64,836	53,727

Selling, general & administrative expenses	$(216,099)	(121,554)	(17,106)	(85,859)	$(70,410)	$(82,315)
Impairment and restructuring charges	(2,218)	(1,026)	(542)	(4,261)	(247,448)	(12,918)
Earnings from equity method investee	11,947	8,429	67	4,451	(216)	(870)
Gain (loss) on sale of property, plant, and equipment, net	(21,274)	(624)	122	2,030	2,435	—
Other operating income	10,303	1,716	696	5,072	5,234	128
	(217,341)	(113,059)	(16,763)	(78,567)	(310,405)	(95,975)
Income (loss) from operations	63,113	(22,507)	(2,404)	12,171	(245,569)	(42,248)

Other income (expenses)
Interest expense	(125,048)	(45,953)	(82)	—	—	—
Other income (expense), net	(847)	(326)	(28)	(88)	1,032	9,125
Income (loss) before income taxes	(62,782)	(68,786)	(2,514)	12,083	(244,537)	(33,123)
Income tax (expense) benefit	51,692	(5,392)	742	(2,660)	(379)	(4,017)
Income (loss) from continuing operations	(11,090)	(74,178)	(1,772)	9,423	(244,916)	(37,140)

Discontinued operations, net of tax	$3,484	$(8,608)	$(3,984)	$(575)	$(2,382)	$(24,524)

Net income (loss)	$(7,606)	$(82,786)	$(5,756)	$8,848	$(247,298)	$(61,664)

Basic and Diluted Earnings (loss) Per Share:
Continuing operations	$(0.23)	$(1.63)
Discontinued operations	$0.07	$(0.19)
Net income (loss)	$(0.16)	$(1.82)

Statement of Operations Data:
Net cash provided by (used in) operating activities	$76,925	$121,417	$(48,224)	$25,918	$31,686
Net cash provided by (used in) investing activities	(1,062,447)	(898,039)	(2,762)	(1,901)	(55)
Net cash provided by (used in) financing activities	981,728	822,580	60,907	(23,990)	(31,636)

Balance Sheet Data:
Cash and cash equivalents	$40,024	$26,027		$41	$4	$9
Property, plant & equipment, net	452,914	315,859		288,433	283,821	311,441
Total assets	1,824,786	938,875		846,168	665,412	974,139
Total debt	1,096,047	705,829		—	—	—
Shareholders equity	132,917	52,315		657,473	700,938	984,404

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated Successor and combined Predecessor financial statements and the related notes included elsewhere in this Report.

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

•	Drainage Pipe & Products - We are a producer of concrete drainage pipe and precast products in the United States and Eastern Canada.

•	Water Pipe & Products - We are a producer of ductile iron pipe (DIP) and concrete and steel pressure pipe.

•	Corporate and Other - Consists of corporate overhead locations in the United States, and our roof tile operations which were sold in April 2016.

Basis of Presentation

Predecessor and Successor Historical Results of Operations

Lone Star, through a wholly owned subsidiary, acquired our business, along with the business of Forterra, plc, the operator the former building products business of HeidelbergCement AG, or HeidelbergCement, in the United Kingdom, or Forterra UK, on March 13, 2015 from HeidelbergCement, or the Acquisition for aggregate cash consideration of $1.33 billion, subject to a $100.0 million earn-out that is currently subject to dispute, as discussed in greater detail in note 15 to our consolidated financial statements included elsewhere in this Report. Prior to the Acquisition, we were HeidelbergCement’s building products operations in the United States and Eastern Canada. LSF9 Concrete Holdings Ltd, or LSF9 was formed on February 6, 2015 for the purpose of consummating the Acquisition and had no operations prior to the date of Acquisition.

Prior to our initial public offering of common stock on October 25, 2016, or the Offering, LSF9 transferred its building products operations in the United States and Eastern Canada to Forterra, Inc. in an internal reorganization transaction, or the Reorganization, which is described in greater detail below in the section entitled "-Recent Developments-Reorganization.” Forterra, Inc. was formed on June 21, 2016 for purposes of the Reorganization and did not have any operations prior to the date of the Reorganization. In our financial statements included elsewhere in this Report, “Predecessor” refers to our business prior to the Acquisition and “Successor” refers to our business following the Acquisition. The historical combined Predecessor financial statements were prepared on a stand-alone basis in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and were derived from HeidelbergCement’s financial statements and accounting records using the historical results of operations and assets and liabilities attributed to our business and include allocations of expenses from HeidelbergCement.

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

The historical combined Predecessor financial statements included elsewhere in this Report and the other historical combined Predecessor financial information presented and discussed in this discussion and analysis may not be indicative of what they would actually have been had we been a separate stand-alone entity, nor are they indicative of what our financial position, results of operations and cash flows may be in the future.

Unless otherwise specified or where the context otherwise requires, references in this Report “our,” “we,” “us,” the “Company” and “our business” (i) for the Predecessor periods prior to the completion of the Acquisition, refer to the building products business of HeidelbergCement in the United States and Eastern Canada, (ii) for the Successor periods after completion of the Acquisition, the operations of Forterra, Inc., in each case together with its consolidated subsidiaries.

Recent Developments

Bricks Disposition

On August 23, 2016, an affiliate of Lone Star Fund IX (U.S.),L.P. (along with its affiliates and associates, but excluding the Company and other companies that it owns as a result of its investment activity, or Lone Star) entered into an agreement with an unaffiliated third party to contribute LSF9's bricks business to a newly formed joint venture with the unaffiliated third party, or the Bricks Joint Venture. In exchange for the contribution of the bricks business, an affiliate of Lone Star received a 50% interest in the Bricks Joint Venture. On October 17, 2016, LSF9 distributed its bricks business to an affiliate of Lone Star, or the Bricks Disposition. Following the Bricks Disposition, LSF9 had no relation to or business affiliation with its former bricks business or the Bricks Joint Venture other than contractual arrangements regarding certain limited transition services, the temporary use of the “Forterra” name, and a short-term loan which has subsequently been repaid in full. We incurred a tax liability of approximately $31.1 million as a result of the Bricks Disposition which is presented as a component of the loss from discontinued operations, net of tax line in the consolidated statement of operations.

This transaction qualifies as a reorganization of businesses under common control as set forth in the Financial Accounting Standards Board's, or FASB, Accounting Standards Codification, or ASC, 805, Business

Combinations and, as such, was reflected in our financial statements covering the date on which the transaction occurred. As of the disposition date, the carrying value of net assets related to the brick business were removed from our balance sheet and recognized as an equity distribution. Also, we reclassified the operations of our former brick business to discontinued operations for all periods presented on the statement of operations.

Reorganization

Following the Bricks Disposition and prior to the consummation of the Offering, the remaining building products operations of LSF9 in the United States and Eastern Canada, were transferred to Forterra, Inc. in an internal reorganization under common control transaction (the "Reorganization"). Following the Reorganization but prior to the consummation of the Offering, Forterra, Inc. was a wholly owned subsidiary of Forterra US Holdings, LLC, which is indirectly wholly owned by LSF9. Each of LSF9, Forterra US Holdings, LLC and Forterra, Inc. are affiliates of Lone Star.

The Offering

On October 25, 2016, we completed the Offering, in which we offered and sold 18,420,000 shares of our common stock. We received net proceeds from the Offering of $313.3 million, net of underwriting discounts and commissions and before payment of Offering expenses, $296.0 million of which were used to repay indebtedness.

Refinancing

Concurrent with the completion of the Offering, the Company entered into the 2016 Revolver for working capital and general corporate purposes and the 2016 Senior Term Loan, the proceeds of which, together with the proceeds from the Offering, were used to repay in full the Junior Term Loan of $260.0 million, the 2015 Senior Term Loan of $1.04 billion, and the existing balance under the 2015 Revolver, in addition to related expenses associated with the Offering and Refinancing. Immediately subsequent to the completion of the Offering, Forterra had $125.0 million outstanding on its 2016 Revolver and $1.05 billion on its 2016 Senior Term Loan. The $260.0 million repayment toward the Junior Term Loan represented a full repayment of the outstanding principal on that loan, resulting in a related write-off of issue discounts and capitalized issuance costs of approximately $22.4 million. The repayment also triggered a prepayment penalty of approximately $7.8 million.

The 2016 Senior Term Loan provides for a $1.05 billion senior secured term loan that was made available to a newly formed direct subsidiary of Forterra. Subject to the conditions set forth in the term loan agreement, the 2016 Senior Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA of Forterra and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met. The 2016 Senior Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest will accrue on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.50% or 2.50%, respectively.

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

For purposes of the tax receivable agreement, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which all such related tax benefits remain. The Company accounts for potential payments under the tax receivable agreement as a contingent liability, with amounts accrued when considered probable and reasonably estimable. As of the Offering date, the Company has recorded a $160.8 million liability and a reduction to additional paid-in-capital related to the tax receivable agreement for the undiscounted value of probable future payments. Net of tax effects of $18.5 million, the net reduction to additional paid-in-capital related to the initial liability for the tax receivable agreement issued in connection with the Offering was $142.3 million. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the Offering will be recorded as a reduction to the liability and will be recorded as a financing obligation in the statement of cash flows. At the end of each reporting period, any changes in the Company's estimate of the liability will be recorded in the statement of operations as a component of other income/expense and will be recorded as an operating activity in the statement of cash flows. The timing and amount of future tax benefits associated with the tax receivable agreement are subject to change, and additional payments may be required which could be materially different from the current accrued liability.

Acquisitions

We completed multiple business combinations during 2016. Below is a summary of the aggregate purchase price of each of the transactions.

Purchase Price
Acquisitions:	(in millions)
Sherman-Dixie Concrete Industries	$66.8
USP Holdings, Inc.	778.7
Bio Clean Environmental Services, Inc. and Modular Wetland Systems, Inc.	30.6
J&G Concrete Operations, LLC	32.4
Precast Concepts, LLC	99.6

Principal Factors Affecting Our Results of Operations

Our financial performance and results of operations are influenced by a variety of factors, including conditions in the residential, and non-residential and infrastructure construction markets, general economic conditions, changes in cost of goods sold, and seasonality and weather conditions. Some of the more important factors are discussed below, as well as in the section entitled “Risk Factors.”

Infrastructure Spending and Residential and Non-Residential Construction Activities

A large proportion of our net sales in our Drainage Pipe & Products and Water Pipe & Products segments are generated through public infrastructure projects. Many of these projects are dependent on government funding, including subsidies and stimulus programs. Government spending on infrastructure projects depends on the availability of public funds, which is influenced by various factors, including fiscal budgets, the level of public debt, interest rates, existing and anticipated tax revenues and the political climate. Increases or reductions in governmental funding for these infrastructure projects can have a material effect on our net sales and results of operations. In the United States, federal and state government funding for infrastructure projects is usually accomplished through multi-year funding and authorization bills known as highway bills, such as the FAST Act, which authorized $305 billion in spending over the next five years. The outlook for future growth and consistent revenue streams for our Drainage Pipe & Products and Water Pipe & Products segments has improved with the passage of the FAST Act.

Historically, demand for many of our products has been closely tied to residential construction and non-residential construction activity in the United States and Eastern Canada. Activity levels in these markets can be materially affected by general economic and global financial market conditions. In addition, residential construction activity levels are influenced by and sensitive to mortgage availability, the cost of financing a home (in particular, mortgage and interest rates), unemployment levels, household formation rates, residential vacancy and foreclosure rates, existing housing prices, rental prices, housing inventory levels, consumer confidence and government policy and incentives. Non-residential construction activity is primarily driven by levels of business investment, availability of credit and interest rates, as well as many of the factors that impact residential construction activity levels. See the section entitled “Business-Our Industry.”

Mix of Products

We derive our sales from both the sale of products manufactured to inventory, such as concrete drainage pipe and bricks, and highly engineered products which are made to order, such as concrete and steel pressure pipe and structural precast products for drainage. These two components of our business differ in their dynamics. Approximately two-thirds of our net sales during 2016 were derived from the sale of products which are manufactured to inventory and approximately one-third came from highly engineered products which were made to order. This mix of products varies from period to period. We generally recognize revenue in connection with product shipment; however, for some of our highly engineered products, we recognize revenue on a percentage of completion method, which amounted to $39.9 million in 2016.

Products such as concrete drainage pipe and bricks are typically sold on a one-off basis, with volumes and prices determined frequently based on market participants’ perceptions of short-term supply and demand factors. A shortage of capacity or excess capacity in the industry, or in the regions where we have operations, or the behavior of our competitors, can each result in significant increases or decreases in market prices for these products, often within a short period of time. By contrast, our project driven business involves highly engineered and customized products with a wide range of contract values. The products for these projects are engineered, manufactured and delivered on the basis of contracts that tend to extend over periods of several months or, in some cases, several years. The timing of the commencement of a project and the progress and completion of work under a contract, therefore, can have a significant effect on our results of operations for a particular period.

Cost of Goods Sold

Costs of raw material and supplies, labor (including contract labor), freight and energy constitute a large portion of our cost of goods sold, and fluctuations in the prices of these materials and inputs affect our results of operations. Our primary raw materials are cement, aggregates, steel and clay. We do not generally hedge our raw material purchases, except that we may increase our inventory of certain materials in the short term in anticipation of future price increases.

In addition, our manufacturing is energy intensive. Our energy costs primarily consist of the cost for the supply of electricity and natural gas used in various manufacturing processes. Prices for energy, including natural gas and electricity, have been volatile in recent years and have been a driver of our raw material and energy costs in the past. We generally purchase natural gas and electricity at spot prices in the open market, however, as opportunities are presented we may enter into natural gas fixed price supply contracts.

We attempt to pass on price increases of raw materials, energy and certain other manufacturing costs to our customers, and typically increase prices as new customer agreements are negotiated throughout the year. In addition, certain of our customer contracts, primarily with respect to our highly engineered product, contain price modification mechanisms pursuant to which we may increase the prices of our products to correspond to increases in raw material costs. As a result, we believe we have been able to manage our exposures to fluctuations in our raw material and energy costs, although there can be no assurance that we will continue to be able to do so in the future.

Seasonality and Weather Conditions

The construction industry, and therefore demand for our products, is typically seasonal and dependent on weather conditions, with periods of snow or heavy rain negatively affecting construction activity. Lower demand for our products tends to occur in periods of cold weather, particularly during winter and periods of excessive rain, and such conditions or other unfavorable weather conditions generally lead to seasonal fluctuations in our quarterly financial results. Historically, our net sales in the second and third quarters have been higher than in the other quarters of the year, particularly the first quarter.

In addition, unfavorable weather conditions, such as hurricanes or severe storms, or public holidays during peak construction periods can result in temporary cessation of projects and a material reduction in demand for our products and consequently have an adverse effect on our net sales. Results of a fiscal quarter may therefore not be a reliable basis for the expectations of a full fiscal year and may not be comparable with the results in the other fiscal quarters in the same year or prior years.

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

The Successor consolidated financial statements include certain assets and liabilities historically held at LSF9, including the portion of the debt incurred to consummate the Acquisition which we are obligated to pay. Our portion of the initial $432.3 million equity investment is $167.5 million. Our portion of the $940.0 million of third party debt used to finance the Acquisition is $515.5 million. The remainder of the debt was allocated to Forterra UK and other affiliates of LSF9 that are not included in these financial statements. Prior to the re-organization in October 2016, we and the other affiliates of LSF9, other than Forterra UK, were co-obligors and jointly and severally liable under the terms of the initial credit agreements. Forterra UK was released as an obligor in connection with its initial public offering and the repayment of its portion of the debt. As part of the Acquisition, we incurred transaction costs necessary to consummate the Acquisition.

Subsequent to the Acquisition, the Company completed the following transactions:

•
Cretex Acquisition - On October 1, 2015, Forterra acquired all the outstanding shares of Cretex Concrete Products, Inc. (“Cretex”) for an aggregate consideration of $245.1 million (the "Cretex Acquisition"). Cretex is a manufacturer of concrete pipe, box culverts, concrete precast drainage structures, pre-stressed bridge components and ancillary precast products in the Upper Midwestern United States. The purchase of Cretex was partially funded with proceeds from financing transactions totaling $240.0 million as an add-on to the LSF9's senior term loan and cash on hand.

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

•
U.S. Pipe Acquisition - On April 15, 2016, Forterra acquired all of the stock of USP Holdings Inc. (“USP”) for aggregate consideration of $778.7 million (the "USP Acquisition"). USP is a manufacturer of water transmission pipe servicing residential, commercial and infrastructure customers. USP operates as part of the Company’s Water Pipe & Products reportable segment. The USP Acquisition was financed with proceeds from a capital contribution, borrowings on LSF9's revolving credit facility and cash on hand.

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

•
J&G Acquisition - On October 14, 2016, Forterra acquired J&G Concrete Operations, LLC ("J&G") for aggregate consideration of$32.4 million, subject to customary working capital adjustments (the "J&G Acquisition"). J&G manufactures concrete pipe, box culverts and special fittings in North Texas. The J&G Acquisition was financed with borrowings on LSF9's revolving credit facility.

•
Precast Concepts Acquisition - On October 14, 2016, Forterra acquired the business of Precast Concepts, LLC ("Precast Concepts") for aggregate consideration of $99.6 million, subject to customary working capital adjustments (the "Precast Concepts Acquisition"). Precast Concepts manufactures concrete pipe, box culverts, storm detention systems and other precast concrete and related products in Colorado through its three facilities. The Precast Concepts Acquisition was financed with borrowings on LSF9's revolving credit facility.

Sale Leaseback - On April 5, 2016, the Company sold properties in 47 sites throughout the U.S. and Canada to Pipe Portfolio Owner (Multi) LP (the "U.S. Buyer") and FORT-BEN Holdings (ONQC) Ltd. (the “Canadian Buyer”) for an aggregate purchase price of approximately $204.3 million.  On April 14, 2016, the Company sold additional properties in two sites located in the U.S. to the U.S. Buyer for an aggregate purchase price of approximately $11.9 million. In connection with these transactions, the Company and U.S. Buyer and an affiliate of the Canadian Buyer entered into master land and building lease agreements under which the Company agreed to lease back each of the properties for an initial term of twenty years, followed by one optional renewal terms of 9 years, 11 months. Leaseback rental will escalate annually by 2% during the initial term and based on changes in the Consumer Price Index capped at 4% during the optional renewal period. The proceeds received from the sale-leaseback transactions net of transaction costs of $6.5 million amounted to $209.7 million.

Prior to the Reorganization, the sale-leaseback transactions were considered to have one form of prohibited “continuing involvement” at the inception of the lease which preclude sale-leaseback accounting for transactions involving real estate in the financial statements of the Company because a guarantee by LSF9 provided the buyer-lessor or the lessor, as applicable, with additional collateral that reduced the buyer-lessor’s or the lessor's, as applicable, risk of loss.  As a result, the assets subject to the sale-leaseback remained on the balance sheet and were depreciated. Additionally, the aggregate proceeds were recorded as a financing obligation in the consolidated balance sheet and under financing in the statements of cash flow. In October 2016, the Company entered into agreements to replace the current guarantor, LSF9, with Forterra, Inc. as the new guarantor, effective immediately following completion of the Reorganization. Due to the change in guarantor, the Sale Leaseback qualified for sales recognition and was classified as an operating lease beginning October 2016. Associated with the sale, in October 2016, the Company recognized a loss on the statement of operations of $19.6 million and a deferred gain of $81.5 million. The deferred gain will be amortized over the life of the lease. As of December 31, 2016, the non-current portion of the deferred gain is $78.2 million and the current portion of the deferred gain is $2.8 million in other current liabilities in the consolidated balance sheet.

During the year ended December 31, 2016 the Company recognized $9.3 million of interest expense under the financing obligation in interest expense and $4.3 million of rent expense in cost of goods sold for operating leases, related to payments made under the sales leaseback transaction, respectively.

Principal Components of Results of Operations

Net Sales

Net sales consist of the consideration received or receivable for the sale of products in the ordinary course of business and include the billable costs of delivery of our products to customers, net of discounts given to the customer. Net sales include any outbound freight charged to the customer. Revenue on long-term engineering and construction contracts for our structural precast and products that are designed and engineered specifically for the customer is recognized under the percentage-of completion method. Certain of our businesses, primarily our concrete and steel pressure pipe businesses, also enter into agreements to provide inventory to customers for long-term construction projects. With respect to these agreements, we recognize revenue upon shipment of the respective goods, whereas billings are based on contract terms and may or may not coincide with shipments, which gives rise to either unbilled or deferred revenue. See note 2 to our consolidated financial statements included elsewhere in this Report.

Cost of Goods Sold

Cost of goods sold includes raw materials (cement, aggregates, scrap, steel and clay) and supplies, labor (including contract labor), freight (including outbound freight for delivery of products to end users and other charges such as inbound freight), energy, depreciation and amortization, repairs and maintenance and other cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses for sales, marketing, legal, accounting and finance services, human resources, customer support, treasury and other general corporate services. See note 2 to our consolidated financial statements included elsewhere in this Form 10-K for a description of the expense allocation for certain corporate and other functions historically provided to us by HeidelbergCement during the Predecessor periods. For the period from January 1, 2015 to March 13, 2015 and for the fiscal year ended December 31, 2014, we were allocated selling, general and administrative expenses from HeidelbergCement in the amount of $4.1 million and $23.6 million, respectively. Selling, general and administrative expenses also include transaction costs directly related to the business combinations and other carve-out costs surrounding the separation from HeidelbergCement.

Earnings from Equity Method Investee

Earnings from equity method investee represents our share of the income of the Concrete Pipe & Precast LLC, or CP&P, joint venture we entered into in July 2012 with Americast, Inc. We contributed plant assets and related inventory from nine plants as part of the agreement to form CP&P in exchange for a 50% ownership interest in the joint venture. CP&P is engaged primarily in the manufacture, marketing, sale and distribution of concrete pipe and precast products in Virginia, West Virginia, Maryland, North Carolina, South Carolina and Georgia with sales to contiguous states.

Gain on Sale of Property, Plant and Equipment, Net

Gain on sale of property, plant and equipment, net includes the net gain or loss on the sale of assets including property, plant and equipment.

Other Operating Income

The remaining categories of operating income and expenses consist of scrap income (associated with scrap from the manufacturing process or remaining scrap after plants are closed), insurance gains, rental income and income generated from exhausted clay quarries that are used for landfill.

Interest Expense

Interest expense represents interest on the indebtedness. Prior to the Acquisition, we incurred an insignificant amount of interest expense in connection with our capital leases.

Income Tax Expense

Income tax expense consists of federal, state, provincial, local and foreign taxes based on income in the jurisdictions in which we operate. Historically, our U.S. subsidiaries were included in HeidelbergCement’s U.S. consolidated federal and state income tax returns. In the combined Predecessor financial statements, income tax benefit (expense) is calculated as if our U.S. subsidiaries filed separate tax returns.

Results of Operations

Year Ended December 31, 2016

Total Company

The following table summarizes certain financial information relating to our operating results that have been derived from our consolidated financial statements of Forterra for the year months ended December 31, 2016. Also included is certain information relating to the operating results as a percentage of net sales.

Statements of Income Data:	Year ended December 31, 2016	% of Net Sales

Net sales	$1,363,962	100.0%
Cost of goods sold	1,083,508	79.4%
Gross profit	280,454	20.6%
Selling, general and administrative expenses	(216,099)	(15.8)%
Impairment and exit charges	(2,218)	(0.2)%
Earnings from equity method investee	11,947	0.9%
Loss on sale of property, plant and equipment, net	(21,274)	(1.6)%
Other operating income	10,303	0.8%
	(217,341)	(15.9)%
Income from operations	63,113	4.6%
Other income (expenses)
Interest expense	(125,048)	(9.2)%
Other expense, net	(847)	(0.1)%
Loss before income taxes	(62,782)	(4.6)%
Income tax benefit	51,692	3.8%
Loss from continuing operations	(11,090)	(0.8)%
Discontinued operations, net of tax	3,484	0.3%
Net loss	$(7,606)	(0.6)%

Net sales for the year ended December 31, 2016 were $1,364.0 million consisting of legacy Forterra net sales of $632.1 million, net sales as a result of the U.S. Pipe Acquisition of $475.9 million, $184.1 million of net sales from the Cretex Acquisition, $53.1 million from the Sherman-Dixie Acquisition, $8.2 million from the Precast Concepts Acquisition, $8.0 million from the Bio Clean Acquisition and $2.6 million from the J&G Acquisition. Cost of goods sold were $1,083.5 million, which included $15.1 million of inventory step-up adjustments due to the impact of business combinations primarily related to the U.S. Pipe Acquisition, which resulted in gross profit of $280.5 million. Selling, general and administrative expenses were $216.1 million, which includes $94.0 million of costs from acquired businesses. Loss on the disposal of PP&E was $21.3 million primarily driven by a loss on the sale-leaseback of $19.6 million. Interest expense of $125.0 million was incurred as a result of the outstanding debt during the period as well as a write-off of debt issuance costs of $22.4 million and an early payment penalty of $7.8 million associated with the payment of the Junior Term Loan. The net loss of $7.6 million driven by interest expense, the loss on sale of property, plant, and equipment, and inventory step-up adjustments from purchase accounting that was offset by the growth in gross profit from our new acquisitions.

Segment Results of Operations

For the year ended December 31, 2016:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
	(In thousands)
Net sales	$728,872	$632,573	$2,517	$1,363,962
Gross profit (loss)	162,442	120,564	(2,552)	280,454
Income (loss) from continuing operations before income taxes	89,706	45,084	(197,572)	(62,782)

For the purposes of evaluating segment performance, the Company’s chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of earnings before interest, taxes, depreciation and amortization.

Drainage Pipe & Products

Net sales were $728.9 million which included net sales from acquisitions of $256.0 million. Gross profit was $162.4 million which included the impact of inventory step-up adjustments of $4.5 million as a result of the business combinations.

Water Pipe & Products

Net sales were $632.6 million which included sales from U.S. Pipe of $475.9 million. Gross profit was $120.6 million which included the impact of non-recurring inventory adjustments of $10.6 million as a result of the U.S. Pipe Acquisition.

Period from March 14, 2015 to December 31, 2015

Total Company

The following table summarizes certain financial information relating to our operating results that have been derived from our consolidated Successor financial statements for the period from March 14, 2015 to December 31, 2015. Also included is certain information relating to the operating results as a percentage of net sales.

	Successor
Statements of Income Data:	For the period from March 14 to December 31, 2015	% of Net Sales
	(In thousands, except percentages)
Net sales	$604,275	100.0%
Cost of goods sold	513,723	85.0%
Gross profit	90,552	15.0%
Selling, general and administrative expenses	(121,554)	(20.1)%
Impairment and exit charges	(1,026)	(0.2)%
Earnings from equity method investee	8,429	1.4%
Loss on sale of property, plant and equipment, net	(624)	(0.1)%
Other operating income	1,716	0.3%
	(113,059)	(18.7)%
Loss from operations	(22,507)	(3.7)%
Other income (expenses)
Interest expense	(45,953)	(7.6)%
Other expense, net	(326)	NM
Loss before income taxes	(68,786)	(11.4)%
Income tax expense	(5,392)	(0.9)%
Loss from continuing operations	(74,178)	(12.3)%
Discontinued operations, net of tax	(8,608)	(1.4)%
Net loss	$(82,786)	(13.7)%

Net sales for the period were $604.3 million which included net of $39.1 million of sales from Cretex. Cost of goods sold was $513.7 million which resulted in gross profit of $90.6 million. Selling, general and administrative expenses were $121.6 million. Interest expense was $46.0 million as a result of the debt acquired to fund the Acquisition and the Cretex Acquisition. The net loss of $82.8 million was primarily driven by selling, general, and administrative expenses as well as the interest expense during the year.

Segment Results of Operations

For the period from March 14, 2015 to December 31, 2015:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
	(In thousands)
Net sales	$431,723	$167,417	$5,135	$604,275
Gross profit (loss)	69,601	23,000	(2,049)	90,552
Income (loss) from continuing operations before income taxes	48,216	6,824	(123,826)	(68,786)

For the purposes of evaluating segment performance, the Company’s chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of earnings before interest, taxes, depreciation and amortization.

Drainage Pipe & Products

Net sales were $431.7 million during the period which included $39.1 million as a result of the Cretex Acquisition. Gross profit was $69.6 million, which included a $30.0 million impact to cost of goods sold related to inventory step-up adjustments due to purchase accounting.

Water Pipe & Products

Net sales were $167.4 million during the period. Gross profit was $23.0 million during the period, which included the impact of inventory step-up adjustments due to purchase accounting of $5.9 million associated with the Acquisition.

Period from January 1, 2015 to March 13, 2015

Total Company

The following table summarizes certain financial information relating to our operating results that have been derived from our combined Predecessor financial statements for the period from January 1, 2015 to March 13, 2015. Also included is certain information relating to the operating results as a percentage of net sales.

	Predecessor
Statements of Income Data:	For the period from January 1 to March 13, 2015	% of Net Sales
	(In thousands, except percentages)
Net sales	$112,698	100.0%
Cost of goods sold	98,339	87.3%
Gross profit	14,359	12.7%
Selling, general and administrative expenses	(17,106)	(15.2)%
Impairment and exit charges	(542)	(0.5)%
Earnings from equity method investee	67	0.1%
Gain on sale of property, plant and equipment, net	122	0.1%
Other operating income	696	0.6%
	(16,763)	(14.9)%
Loss from operations	(2,404)	(2.1)%
Other income (expenses)
Interest expense	(82)	NM
Other expense, net	(28)	NM
Loss before income taxes	(2,514)	(2.2)%
Income tax benefit	742	0.7%
Loss from continuing operations	(1,772)	(1.6)%
Discontinued operations, net of tax	(3,984)	(3.5)%
Net loss	$(5,756)	(5.1)%

Net sales for the period were $112.7 million. Cost of goods sold was $98.3 million resulting in gross profit of $14.4 million. Selling, general and administrative expenses were $17.1 million. The net loss of $5.8 million was primarily driven by selling, general, and administrative expenses.

Segment Results of Operations

For the period from January 1, 2015 to March 13, 2015:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
	(In thousands)
Net sales	$79,341	$30,464	$2,893	$112,698
Gross profit	13,567	413	379	14,359
Income (loss) from continuing operations before income taxes	8,839	(3,192)	(8,161)	(2,514)

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

Year Ended December 31, 2014

The following table summarizes certain financial information relating to our operating results that have been derived from our combined Predecessor financial statements for the year ended December 31, 2014. Also included is certain information relating to the operating results as a percentage of net sales.

Statements of Income Data:	Year Ended December 31, 2014	% of Net Sales
	(In thousands, except percentages)
Net sales	$597,426	100.0%
Cost of goods sold	506,688	84.8%
Gross profit	90,738	15.2%
Selling, general and administrative expenses	(85,859)	(14.4)%
Impairment and restructuring charges	(4,261)	(0.7)%
Earnings from equity method investee	4,451	0.7%
Gain on sale of property, plant and equipment	2,030	0.3%
Other operating income	5,072	0.8%
	(78,567)	(13.2)%
Income from operations	12,171	2.0%
Other income (expense)
Other expense, net	(88)	NM
Income from continuing operations before income taxes	12,083	2.0%
Income tax expense	(2,660)	(0.4)%
Income from continuing operations	9,423	1.6%
Loss on discontinued operations, net of income tax	(575)	(0.1)%
Net income	$8,848	1.5%
Total Company

Net sales for the period were $597.4 million. Cost of goods sold was $506.7 million which resulted in gross profit of $90.7 million. Selling, general and administrative expenses were $85.9 million. Net income was primarily driven by positive operating results.

Segment Results of Operations

For year ended December 31, 2014:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
	(In thousands)
Net Sales	$436,754	$149,864	$10,808	$597,426
Gross profit	77,943	12,054	741	90,738
Income (loss) from continuing operations before income taxes	64,686	6,412	(59,015)	12,083

For the purposes of evaluating segment performance, the Company’s chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of earnings before interest, taxes, depreciation and amortization.

Drainage Pipe & Products

Net sales were $436.8 million and gross profit was $77.9 million.

Water Pipe & Products

     Net sales were $149.9 million and gross profit was $12.1 million.

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

Since the Acquisition, our primary sources of liquidity have been cash on hand, cash from operations and borrowings under our credit agreements. We believe these sources will be sufficient to fund our planned operations and capital expenditures in the next 24 months.

We are currently engaged in a dispute with HeidelbergCement regarding the earn out provision in the purchase agreement entered into in connection with the Acquisition. As discussed in greater detail in note 15, Commitments and contingencies, to our financial statements. HeidelbergCement has asserted that a payment should be made in the amount of $100.0 million. Resolution may be determined by a neutral accountant pursuant to the terms of the purchase agreement. If it is determined that we are required to make a significant payment to HeidelbergCement, we may not have sufficient cash to make such payment and may be required to incur additional indebtedness.

As of December 31, 2016 and December 31, 2015, we had approximately $40.0 million and $26.0 million of cash and cash equivalents, respectively, of which $33.7 million and $0 million, respectively, were held by foreign subsidiaries. All of the cash and cash equivalents as of December 31, 2016 and December 31, 2015 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.  We are not aware of legal or economic restrictions on our ability to repatriate funds in the form of cash dividends, loans or advances. We do not have any present intention to repatriate these funds. However, if these funds are repatriated to the United States, we will be subject to additional taxes including withholdings tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits.

Total debt as of December 31, 2016 was $1,146.4 million, and included $1,047.4 million and $99.0 million outstanding on the Senior Term Loan and Revolver, respectively. The Revolver had additional borrowing capacity as of December 3, 2016 of $189.4 million.

The 2016 Revolver provides for an aggregate principal amount of up to $300.0 million, with up to $280.0 million to be made available to the U.S. borrowers and up to $20.0 million to be made available to the Canadian borrowers. Subject to the conditions set forth in the new revolving credit agreement, the 2016 Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the 2016 Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations.

The 2016 Senior Term Loan provided for a $1.05 billion senior secured term loan that was made available to a newly formed direct subsidiary of Forterra, Inc. and used to repay the existing Senior Term Loan of Forterra Building Products. Subject to the conditions set forth in the term loan agreement, the 2016 Senior Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA of Forterra, Inc. and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met. The 2016 Senior Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest will accrue on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.50% or 2.50%, respectively.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented.

	(In thousands)
	Successor		Predecessor

	Year ended December 31, 2016	March 14, 2015 to December 31, 2015	January 1, 2015 to March 13, 2015	Year ended December 31, 2014

Statement of Cash Flows data:
Net cash provided by (used in) operating activities	$76,925	$121,417	$(48,224)	$25,918
Net cash used in investing activities	(1,062,447)	(898,039)	(2,762)	(1,901)
Net cash provided by (used in) financing activities	981,728	822,580	60,907	(23,990)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was $76.9 million for the year ended December 31, 2016, $121.4 million for the period from March 14, 2015 to December 31, 2015, $48.2 million for the period from January 1, 2015 to March 13, 2015, and $25.9 million for the year ended December 31, 2014. Changes during the periods are due to the variability between the timing of receipt and distribution of cash in our working capital accounts.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,062.4 million for the year ended December 31, 2016 due primarily to the business acquisitions made of $1,008.2 million, $898.0 million for the period from March 14, 2015 to December 31, 2015 primarily due to the Acquisition and Cretex acquisition, $2.8 million for the period from January 1, 2015 to March 13, 2015 due to cash used for property, plant and equipment, and $1.9 million for 2014 due to capital expenditures related mainly to fixed assets replacements of $22.8 million, partially offset by $5.9 million of net proceeds from the sale of long-term assets and a $15.0 million distribution from our investment in CP&P.

Net Cash Provided (Used in) by Financing Activities

Net cash provided (used in) by financing activities was $981.7 million for the nine months ended December 31, 2016 due primarily to the Refinancing, the Offering, and additional debt incurred as part of the Sherman-Dixie Acquisition, the U.S. Pipe Acquisition and the Debt Recapitalization and a capital contribution from Lone Star to be used in the U.S. Pipe Acquisition, partially offset by a dividend to Lone Star in connection with the Debt Recapitalization. Net cash provided by financing activities was $822.6 million for the period from March 14, 2015 to December 31, 2015 primarily consisting of additional borrowings of long-term debt incurred in connection with the Acquisition as well as capital contributions from Lone Star. Net cash provided by financing activities was $60.9 million for the period January 1, 2015 to March 13, 2015 due to capital contributions from our former parent. Net cash used in financing activities was $24.0 million for 2014 primarily due to net distributions of HeidelbergCement.

Capital Expenditures

Our capital expenditures were $54.3 million for the year ended December 31, 2016, $14.7 million for the period from March 14, 2015 to September 30, 2015, $2.8 million for the period from January 1, 2015 to March 13, 2015 and $25.3 million for the year ended December 31, 2014. Capital expenditures primarily related to equipment, such as plant and mobile equipment, expansion of existing facilities and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments, particularly in our Water Pipe & Products segment. As of December 31, 2016, outstanding stand-by letters of credit amounted to $11.6 million.

Contractual Obligations and Other Long-Term Liabilities

The following table summarizes our significant contractual obligations as of December 31, 2016. Some of the amounts included in the table are based on management's estimate and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payment Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Senior Term Loan	1,047,375	10,500	10,500	10,500	10,500	10,500	994,875
Revolver	99,000	—	—	—	—	99,000	—
Interest on indebtedness	315,263	47,607	47,385	46,646	46,295	45,689	81,641
Operating leases	729,625	30,764	28,259	27,279	26,400	32,675	584,248
Total Commitments	2,191,263	88,871	86,144	84,425	83,195	187,864	1,660,764

Additionally, we have accrued approximately $160.8 million associated with the TRA in long-term liabilities and $23.3 million of other long-term liabilities as of December 31, 2016.

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

Use of estimates

The preparation of the consolidated (successor) / combined (predecessor) financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. The more significant estimates made by management relate to fair value estimates for assets and liabilities acquired in business combinations; accrued liabilities for environmental cleanup, bodily injury and insurance claims; estimates for commitments and contingencies; and estimates for deferred tax assets, the tax receivable agreement obligation, inventory reserves, allowance for doubtful accounts and impairment of goodwill and long-lived assets.

Inventories

Inventories are valued at the lower of cost or market. The Company’s inventories are valued using the average cost and FIFO methods. Inventories include materials, labor and applicable factory overhead costs. The value of inventory is adjusted for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated considering the impact of market trends, an evaluation of economic conditions, and the value of current orders relating to the future sales of each respective component of inventory.

Goodwill and other intangible assets, net

Goodwill represents the excess of costs over the fair value of identifiable assets acquired and liabilities assumed. The Company evaluates goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”). ASC 350 requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company performs its annual impairment testing of goodwill as of October 1 of each year and in interim periods if events occur that would indicate that it is more likely than not the fair value of a reporting unit is less than carrying value. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company may elect to perform the two-step goodwill impairment test without completing a qualitative assessment. If a two-step goodwill impairment test is elected or required, the first step involves comparing the fair value of the reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds the fair value, the second step of the process involves comparing the implied fair value of goodwill to the carrying value of the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss.

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

Income Taxes

As of the date of the Acquisition, the Successor financial statements reflect a new tax basis of accounting as the Company includes taxable entities independent of the Predecessor. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax basis of assets and liability and their reported amounts, using currently enacted tax rates. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company recognizes a tax benefit for uncertain tax positions if the Company believes it is more likely than not that the position will be upheld on audit based solely on the technical merits of the tax position. The Company evaluates uncertain tax positions after the consideration of all available information.

For the Predecessor periods, income tax expense and related current and deferred income taxes receivable and payable were calculated assuming that the Predecessor files hypothetical stand-alone income tax returns in Canada and hypothetical consolidated income tax returns for the U.S. building products activities. Losses and other tax attributes generated on a hypothetical stand-alone basis and hypothetical consolidated return basis are reflected as deferred tax assets, even though some of those losses or attributes may have been utilized by HC’s filing entities. All hypothetical current taxes payable or receivable are deemed settled through net parent investment. All tax consequences associated with the Predecessor period were retained by HC.

Revenue recognition

Revenues are recognized by the Company when the risks and rewards associated with the transaction have been transferred to the purchaser, which is demonstrated when all the following conditions are met: evidence of a binding arrangement exists (generally, purchase orders), products have been delivered or services have been rendered, there is no future performance required, fees are fixed or determinable and amounts are collectible under normal payment terms. Sales represent the net amounts charged or chargeable in respect of services rendered and goods supplied, excluding intercompany sales. Sales are recognized net of any discounts given to the customer.

A portion of the Company's sales revenue is derived from sales to distributors. Distributor revenue is recognized when all of the criteria for revenue recognition are met, which is generally the time of shipment to the distributor. All returns and credits are estimable and recognized as contra-revenue.

The Company bills and incurs shipping costs to third parties for the transportation of building products to customers. For the year ended December 31, 2016, the period from March 14, 2015 to December 31, 2015, the period from January 1, 2015 to March 13, 2015, and the year ended December 31, 2014, the Company recorded freight costs of approximately $104.6 million, $50.0 million, $9.2 million, and $52.4 million, respectively, on a gross basis within net sales and cost of goods sold in the accompanying statements of operations.

The Company's revenues primarily relate to product shipments. For certain engineering and construction contracts and building contracting arrangements, the Company recognizes revenue using the percentage of completion method, based on total contract costs incurred to date compared to total estimated cost at completion for each contract. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. If estimated total costs on a contract indicate a loss, the entire loss is provided for in the financial statements immediately. To the extent the Company has invoiced and collected from its customers more revenue than has been recognized as revenue using the percentage of completion method, the Company records the excess amount invoiced as deferred revenue. Revenue recognized in excess of amounts billed and balances billed but not yet paid by customers under retainage provisions are classified as a current asset within receivables, net on the balance sheet. For the year ended December 31, 2016, the period from March 14, 2015 to December 31, 2015, the period from January 1, 2015 to March 13, 2015, and the year ended December 31, 2014, revenue recognized in continuing operations using the percentage of completion method amounted to 3%, 6%, 5% and 4% of total net sales, respectively.

The company generally provides limited warranties related to its products which cover manufacturing in accordance with the specifications identified on the face of our quotation or order acknowledgment and to be free of defects in workmanship or materials. The warranty periods typically extend for a limited duration of one year. The Company estimates and accrues for potential warranty exposure related to products which have been delivered.

Recent Accounting Guidance Adopted

A summary of recent accounting pronouncements and our assessment of any expected impact of these pronouncements if known is included in note 2 to the audited financial statements included elsewhere in this Report.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates and commodity price risk associated with our input costs. We utilize derivative instruments to manage selected foreign exchange and interest rate exposures.

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates and commodity price risk associated with our input costs. We utilize derivative instruments to manage selected foreign exchange and interest rate exposures. See note 13 to our audited financial statements.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. Based upon our outstanding principal amount of debt of $1,146.4 million at December 31, 2016, an increase in the current rate levels of 1% would result in an increase in our annual interest expense of $11.5 million

Foreign Currency Risk

Approximately 8.8% of our net sales for the year ended December 31, 2016 were made in countries outside of the U.S. . As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the year ended December 31, 2016, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $1.1 million. This may differ from actual results depending on the levels of net sales outside of the U.S..

On February 9, 2017, Forterra entered into two interest rate swap transactions with a combined notional value of $525 million.  Under the terms of both swap transactions, Forterra agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swap has a three-year tenor and expires on March 31, 2020.

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

At December 31, 2016, the Company had an individual customer within its Water Pipe & Products segment that accounted for more than 10% of total net sales for the year ended December 31, 2016. The customer represented approximately 11% of the Company's total net sales for the year ended December 31, 2016, and had total receivables at December 31, 2016 totaling 13.2% of the Company total receivables, net. No similar large customer existed for the year ended December 31, 2015.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Forterra, Inc.

We have audited the accompanying consolidated balance sheets of Forterra, Inc. (the Successor) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the year ended December 31, 2016 and for the period from March 14, 2015 to December 31, 2015. We have also audited the accompanying statements of operations, comprehensive loss, parent company net investment, and cash flows of the North American building products operations of HeidelbergCement AG (the Predecessor) for the period from January 1, 2015 to March 13, 2015 and for the year ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forterra, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the year ended December 31, 2016 and for the period from March 14, 2015 to December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Predecessor financial statements referred to above present fairly in all material respects, the results of its operations and its cash flows for the period from January 1, 2015 to March 13, 2015 and for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas
March 31, 2017

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Statements of Operations
(in thousands, except share data and per share data)

	Successor		Predecessor
	Year ended	For the period from	For the period from	Year ended
	December 31,	March 14 to December 31,	January 1 to March 13,	December 31,
	2016	2015	2015	2014

Net sales	$1,363,962	$604,275	$112,698	$597,426
Cost of goods sold	1,083,508	513,723	98,339	506,688
Gross profit	280,454	90,552	14,359	90,738
Selling, general & administrative expenses	(216,099)	(121,554)	(17,106)	(85,859)
Impairment and exit charges	(2,218)	(1,026)	(542)	(4,261)
Earnings from equity method investee	11,947	8,429	67	4,451
Gain (loss) on sale of property, plant, and equipment, net	(21,274)	(624)	122	2,030
Other operating income	10,303	1,716	696	5,072
	(217,341)	(113,059)	(16,763)	(78,567)
Income (loss) from operations	63,113	(22,507)	(2,404)	12,171

Other income (expenses)
Interest expense	(125,048)	(45,953)	(82)	—
Other income (expense), net	(847)	(326)	(28)	(88)
Income (loss) before income taxes	(62,782)	(68,786)	(2,514)	12,083
Income tax (expense) benefit	51,692	(5,392)	742	(2,660)
Income (loss) from continuing operations	(11,090)	(74,178)	(1,772)	9,423

Discontinued operations, net of tax	3,484	(8,608)	(3,984)	(575)

Net income (loss)	$(7,606)	$(82,786)	$(5,756)	$8,848

Basic and Diluted earnings (loss) per share (Note 16):
Continuing operations	$(0.23)	$(1.63)
Discontinued operations	$0.07	$(0.19)
Net income (loss)	$(0.16)	$(1.82)
Weighed average common shares outstanding:
Basic and Diluted	49,053,474	45,369,474

See accompanying notes to financial statements

FORTERRA, iNC.
Consolidated (Successor) / Combined (Predecessor) Statements of Comprehensive Loss
(in thousands)

	Successor		Predecessor
		For the period from	For the period from
	Year ended December 31,	March 14 to December 31,	January 1 to March 13,	Year ended December 31,
	2016	2015	2015	2014

Net income (loss)	$(7,606)	$(82,786)	$(5,756)	$8,848
Actuarial gains on defined benefit plans, net of tax	—	—	2,645	(2,032)
Unrealized gain (loss) on derivative activities, net of tax	215	1,549	—	—
Foreign currency translation adjustment	(472)	(6,317)	(19,751)	(20,127)
Comprehensive loss	$(7,863)	$(87,554)	$(22,862)	$(13,311)

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	Successor
	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$40,024	$26,027
Receivables, net	201,481	106,626
Inventories	279,502	168,572
Prepaid expenses	6,417	992
Other current assets	5,179	1,735
Current assets held for divestiture	—	72,056
Total current assets	532,603	376,008
Non-current assets
Property, plant and equipment, net	452,914	315,859
Goodwill	491,447	75,492
Intangible assets, net	281,598	26,062
Investment in equity method investee	55,236	56,289
Deferred tax assets	—	413
Derivative assets	—	5,853
Other long-term assets	10,988	3,875
Non-current assets held for divestiture	—	79,024
Total assets	$1,824,786	$938,875
LIABILITIES AND EQUITY
Current liabilities
Trade payables	$134,059	$85,137
Accrued liabilities	82,165	47,726
Deferred revenue	20,797	19,420
Current portion of long-term debt	10,500	2,191
Current liabilities held for divestiture	—	19,329
Total current liabilities	247,521	173,803
Non-current liabilities
Senior Term Loan	990,483	467,192
Junior Term Loan	—	236,446
Revolving credit facility	95,064	—
Deferred tax liabilities	100,550	2,365
Deferred gain on sale-leaseback	78,215	—
Other long-term liabilities	23,253	5,763
Long-term TRA Payable (Note 15)	156,783	—
Non-current liabilities held for divestiture	—	991
Total liabilities	1,691,869	886,560
Commitments and Contingencies (Note 15)
Equity
Common stock, $0.001 par value, 63,924,124 shares issued and outstanding and 190,000,000 shares authorized at December 31, 2016	18	—
Additional paid-in-capital	228,316	139,869
Accumulated other comprehensive loss	(5,025)	(4,768)
Retained deficit	(90,392)	(82,786)
Total shareholders' equity	132,917	52,315
Total liabilities and shareholders' equity	$1,824,786	$938,875

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Statements of Shareholders' Equity and Parent Company Net Investment
(in thousands, except share data)

	Accumulated Net Contributions from Parent	Accumulated Other Comprehensive Income (Loss)	Total Parent Company Net Investment

Predecessor
Balance at December 31, 2013	$725,890	$970	$726,860
Net income	8,848	—	8,848
Actuarial gains (losses) on defined benefit plans, net of tax	—	(2,032)	(2,032)
Foreign currency translation adjustment	—	(20,127)	(20,127)
Net transfers (to)/from Parent	(56,076)	—	(56,076)
Balance at December 31, 2014	$678,662	$(21,189)	$657,473
Net loss	(5,756)	—	(5,756)
Actuarial gains (losses) on defined benefit plans, net of tax	—	2,645	2,645
Foreign currency translation adjustment	—	(19,751)	(19,751)
Net transfers (to)/from Parent	60,910	—	60,910
Balance at March 13, 2015	$733,816	$(38,295)	$695,521

	Common Stock	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity

Successor
Balance at March 14, 2015	$—	$—	$—	$—	$—
Initial capital contribution from parent	—	167,482	—	—	167,482
Return of contributed capital, net	—	(27,613)	—	—	(27,613)
Net loss	—	—	—	(82,786)	(82,786)
Gains on derivative transactions, net of tax	—	—	1,549	—	1,549
Foreign currency translation adjustment	—	—	(6,317)	—	(6,317)
Balance at December 31, 2015	$—	$139,869	$(4,768)	$(82,786)	$52,315
Capital contributions from parent	—	402,127	—	—	402,127
Return of contributed capital, net	—	(325,148)	—	—	(325,148)
Brick Disposition, net of tax	—	(150,222)	—	—	(150,222)
Issuance of common stock	18	303,787	—	—	303,805
Issuance of tax receivable agreement, net of tax	—	(142,349)	—	—	(142,349)
Net loss	—	—	—	(7,606)	(7,606)
Gains on derivative transactions, net of tax	—	—	215	—	215
Share-based compensation expense	—	252	—	—	252
Foreign currency translation adjustment	—	—	(472)	—	(472)
Balance at December 31, 2016	$18	$228,316	$(5,025)	$(90,392)	$132,917

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Statements of Cash Flows
(in thousands)

	Successor		Predecessor
	Year ended	For the period from	For the period from	Year ended
	December 31,	March 14 to December 31,	January 1 to March 13,	December 31,
	2016	2015	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,606)	$(82,786)	$(5,756)	$8,848
Adjustments to reconcile net income/ (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization expense	99,873	32,930	6,894	36,605
Loss (gain) on disposal of property, plant and equipment	21,267	618	(122)	(2,329)
Amortization of debt discount and issuance costs	8,244	5,085	—	—
Impairment on property, plant, and equipment and goodwill	—	1,088	27	3,977
Write-off of debt discount and issuance costs	22,385	—	—	—
Earnings from equity method investee	(11,947)	(8,429)	(67)	(4,451)
Distributions from equity method investee	13,000	8,542	—	3,000
Unrealized foreign currency gains, net	(2,540)	(1,391)	(26)	—
Provision (recoveries) for doubtful accounts	(1,864)	1,377	(31)	(786)
Deferred taxes	(67,619)	(3,138)	2,749	618
Deferred rent	1,371	1,279	—	—
Other non-cash items	1,264	(13)	(1,736)	717
Change in assets and liabilities:
Receivables, net	16,852	28,900	(7,520)	(9,473)
Inventories	14,916	59,506	(20,160)	(31,395)
Other assets	(6,412)	(2,153)	(855)	512
Accounts payable and accrued liabilities	(27,655)	72,422	(20,119)	12,822
Other assets & liabilities	3,396	7,580	(1,502)	7,253
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	76,925	121,417	(48,224)	25,918
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(54,289)	(14,705)	(2,762)	(22,792)
Proceeds from the sale of long-term assets	—	2,194	—	5,891
Assets and liabilities acquired, business combinations, net	(1,008,158)	(885,528)	—	—
Distribution of preferred investment from equity method investee	—	—	—	15,000
NET CASH USED IN INVESTING ACTIVITIES	(1,062,447)	(898,039)	(2,762)	(1,901)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale-leaseback	216,280	—	—	—
Payment of debt issuance costs	(20,036)	(27,410)	—	—
Proceeds from issuance of common stock, net	303,805	—	—	—
Payments on Senior and Junior Term Loans	(1,300,536)	(5,366)	—	—
Proceeds from Senior and Junior Term Loans, net	1,593,150	730,404	—	—
Proceeds from Revolver	398,611	45,619	—	—
Payments on Revolver	(248,173)	(45,619)	—	—
Proceeds from settlement of derivatives	6,546	—	—	—
Capital contribution from Predecessor Parent, net	—	—	60,910	(23,617)
Capital contribution from parent	402,127	167,482	—	—
Payments for return of contributed capital	(363,582)	(42,513)	—	—
Other financing activities	(6,464)	(17)	(3)	(373)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	981,728	822,580	60,907	(23,990)
Effect of exchange rate changes on cash	228	(2,368)	(130)	10
Net change in cash and cash equivalents	(3,566)	43,590	9,791	37
Cash and cash equivalents, beginning of period	43,590	—	42	5
Cash and cash equivalents, end of period (a)	$40,024	$43,590	$9,833	$42
SUPPLEMENTAL DISCLOSURES:
Cash interest paid	77,437	25,379	—	—
Income taxes paid	66,264	—	—	—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Brick Disposition, net of tax	(150,222)	—	—	—
Issuance of tax receivable agreement, net of tax	(142,349)	—	—	—
Other affiliate transactions affecting Contributed Capital	38,434	14,900	—	32,459
Fair value changes of derivatives recorded in OCI, net of tax	215	1,549	—	—
(a) At December 31, 2015, $17,563 of cash and cash equivalents are attributable to current assets held for divestiture.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

1. Organization and description of the business

General

Forterra, Inc. (“Forterra”, the "Company", or "Successor") is involved in the manufacturing, sale and distribution of building materials in the United States (‘‘U.S.’’) and Canada. Forterra’s primary products are concrete drainage pipe, precast concrete structures, and water transmission pipe used in drinking and wastewater systems. These products are used in the residential, infrastructure and non-residential sectors of the construction industry.

Forterra, a Delaware corporation, was formed on June 21, 2016 to hold the business of Forterra Building Products following the Reorganization (as defined below).

The business of Forterra Building Products included indirect wholly-owned subsidiaries of LSF9 Concrete Holdings Ltd. ("LSF9"). Lone Star Fund IX (U.S.), L.P. (along with its affiliates and associates, but excluding the Company and other companies that it owns as a result of its investment activity, "Lone Star"), through its wholly-owned subsidiary LSF9, acquired the business of Forterra Building Products on March 13, 2015 (the "Acquisition"). LSF9, which was formed on February 6, 2015 for the purpose of acquiring the business of Forterra Building Products had no operations prior to the date of the Acquisition.

Prior to the Acquisition, the entities comprising the business of Forterra Building Products which were acquired by Lone Star were indirect wholly-owned subsidiaries of HeidelbergCement A.G. (“HC” or “Parent”), a publicly listed company in Germany, encompassing HC's North American building products operations (“BP NAM" or the “Predecessor”). LSF9 acquired BP NAM in a business combination which also included the acquisition of HC’s U.K.-based building products operations for a total initial purchase price of $1.33 billion cash, including customary working capital adjustments and a possible earn-out of up to $100.0 million as contingent consideration. The acquisition of BP NAM and HC's UK-based building products business was funded with an equity investment of $432.3 million and third-party debt in the amount of $940.0 million. As HC's U.K.-based building products operations are not part of Forterra, Forterra was allocated a proportion of the total debt and equity used in the Acquisition.

Initial Public Offering

On October 6, 2016, Forterra filed an Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock from 1,000 with a par value of $0.01 per share to 190,000,000 with a par value of $0.001 per share, and, immediately after which, effected a 41,619.472 for one stock split of its issued and outstanding common stock previously approved by the Company's Board of Directors. Following the stock split there were 41,619,472 shares of common stock outstanding. The Company's Amended and Restated Certificate of Incorporation has also authorized 10,000,000 shares of preferred stock that may be issued at the approval of the Company's Board of Directors. No shares of preferred stock have been issued or were outstanding as of December 31, 2016.

On October 25, 2016, Forterra sold 18,420,000 shares of common stock in its initial public offering (the "Offering") at a public offering price of $18.00 per share. The Company received net proceeds of $313.3 million in the Offering before offering costs.

Reorganization

Prior to the consummation of the Offering, LSF9 distributed its brick operations in the United States and Eastern Canada to an affiliate of Lone Star (the "Bricks Disposition"), recognized as a return of capital in the statement of shareholders' equity. Following the Bricks Disposition and prior to the consummation of the Offering, the remaining building products operations of LSF9 in the United States and Eastern Canada, were transferred to Forterra, Inc. in an internal reorganization under common control transaction (the "Reorganization"). Following the Reorganization, Forterra, Inc. became a wholly owned subsidiary of Forterra US Holdings, LLC, which is indirectly wholly owned by an affiliate of Lone Star.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

The Reorganization was accounted for as a change in reporting entity, and the consolidated financial statements of the Successor have been retrospectively adjusted for all periods presented to reflect the new organizational structure following the Reorganization, including the presentation of discontinued operations associated with the Bricks Disposition.

Refinancing

Concurrent with the completion of the Offering, Forterra entered into a new asset based revolving credit facility for working capital and general corporate purposes (the “ 2016 Revolver”) and a new $1.05 billion senior term loan facility (“2016 Senior Term Loan”), the proceeds of which, together with a $125.0 million draw on the 2016 Revolver and $296.0 million in proceeds from the Offering, were used to repay in full and terminate the then-existing asset based revolving credit facility (the “2015 Revolver”), $1.04 billion senior term loan (the “2015 Senior Term Loan”) and $260.0 million junior term loan (the “Junior term Loan”).

The terms of the 2016 Senior Term Loan and 2016 Revolver are described in greater detail in note 10, Debt and deferred financing costs.

Basis of Presentation - Successor

In the accompanying financial information, Successor refers to the consolidated financial statements of Forterra and Predecessor refers to the combined financial statements of BP NAM. The term “Company” is used throughout the combined financial statements and applies to either the Predecessor or the Successor.

The Successor’s consolidated financial statements include certain assets and liabilities historically held at LSF9, including the proportionate debt and related interest expense incurred by LSF9 to acquire the Company that Forterra was obligated to pay. The Company's portion of Lone Star's initial $432.3 million equity investment is $167.5 million. The Company’s allocated portion of the $940.0 million of third party debt used to finance the Acquisition was $515.5 million. The remaining $424.5 million of the debt was allocated to affiliates of LSF9 that are not included in these financial statements based on the amounts affiliates of LSF9 have fully repaid. The Company and the affiliates of LSF9 were co-obligors and jointly and severally liable under the terms of the initial credit agreements related to the 2015 Senior Term Loan, Junior Term Loan and 2015 Revolver (the "Initial Credit Agreements"). In April of 2016, the Company’s affiliate co-obligors were released from joint and several liability under the Initial Credit Agreements and the Company was consequently the sole source of repayment for its $515.5 million share of the initial obligation under the Initial Credit Agreements. The balance was settled by Forterra in the Refinancing. See further discussion in note 10, Debt and deferred financing costs.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Recent Transactions

A number of transactions have been completed since the Acquisition, described further in note 3. These transactions include:

Purchase Price
Acquisitions:	(in millions)
2015
Cretex Concrete Products, Inc.	$245.1
2016
Sherman-Dixie Concrete Industries	66.8
USP Holdings, Inc.	778.7
Bio Clean Environmental Services, Inc. and Modular Wetland Systems, Inc.	30.6
J&G Concrete Operations, LLC	32.4
Precast Concepts, LLC	99.6

In addition, on April 12, 2016, Forterra sold its roof tile business for aggregate consideration of $10.5 million (the "Roof Tile Divestiture"). The Roof Tile divestiture generated a loss of $0.8 million recorded in other income (expense), net.

2. Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements for the Successor periods include the accounts and results of operations of Forterra, Inc. and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation - Predecessor

Description of Business - Predecessor

The legal entities comprising BP NAM were a component of the North American operating segment of HC and consisted of U.S. operating entities that were directly owned by Lehigh Hanson, Inc. (‘‘LHI’’), a U.S. holding company, and Canadian operating entities that were directly owned by Hanson America Holdings (4), Ltd., a U.K. holding company.

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

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

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

Cash and cash equivalents held by HC at the corporate level were not specifically identifiable to the Company and therefore were not allocated for any of the Predecessor periods presented.

The historical costs and expenses reflected in the combined predecessor financial statements include an allocation for certain corporate functions historically provided by HC or its wholly-owned subsidiaries. Historically, the centralized functions have included executive senior management, financial reporting, financial planning and analysis, accounting, shared services, information technology, tax, risk management, treasury, legal, human resources, land management, and strategy and development. Additionally, historically the Company resided in office space provided by affiliates of HC. The cost of each of these services has been allocated to the Company in the predecessor periods on the basis of the Company’s relative net sales or head count as compared to that of HC depending upon which allocation methodology is more meaningful for each service.

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

Business Combinations

Assets acquired and liabilities assumed in business combination transactions, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combination, are recorded at fair value using the acquisition method of accounting. The Company allocates the purchase price of acquisitions based upon the fair value of each component which may be derived from various observable and unobservable inputs and assumptions. Initial purchase price allocations are preliminary and subject to revision within the measurement period, not to exceed one year from the date of the transaction. The fair value of property, plant and equipment and intangible assets may be based upon the discounted cash flow method that involves inputs that are not observable in the market (Level 3). Goodwill assigned represents the amount of consideration transferred in excess of the fair value assigned to identifiable assets acquired and liabilities assumed.

Use of estimates

The preparation of the consolidated (successor) / combined (predecessor) financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. The more significant estimates made by management relate to fair value estimates for assets and liabilities acquired in business combinations; accrued liabilities for environmental cleanup, bodily injury and insurance claims; estimates for commitments and contingencies; and estimates for deferred tax assets, the tax receivable agreement obligation, inventory reserves, allowance for doubtful accounts and impairment of goodwill and long-lived assets.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Cash and cash equivalents

Successor cash and cash equivalents include cash on hand and other highly liquid investments having an original maturity of less than three months.

Predecessor treasury activities were centralized by HC such that the net cash collections were automatically distributed to HC and reflected as Parent company net investment. At times, the Company may have had a cash balance due to timing differences.

Receivables, net

Receivables are recorded at net realizable value, which includes allowances for doubtful accounts. The Company reviews the collectability of trade receivables on an ongoing basis. The Company reserves for trade receivables determined to be uncollectible. This determination is based on the delinquency of the account, the financial condition of the customer and the Company’s collection experience.

HC maintained accounts receivable securitization programs in both the United States and Canada to provide additional sources of working capital and long-term financing. Under the program, HC sold, on a revolving basis, selected trade sales invoices to either wholly-owned special purpose subsidiaries (the “SPSs”), which are consolidated in HC consolidated financial statements, or in Canada to an unrelated third-party commercial paper conduit. The SPSs in turn enter into agreements with an unrelated third-party commercial paper conduit to acquire long-term financing, using the accounts receivable as collateral. Under the terms of the programs for the United States and Canada, the Company maintained effective control over the selected trade sales invoices. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860, Transfers and Servicing (“ASC 860”), the accounts receivable securitization transactions have not been accounted for as sales in the United States and Canada. The Company was responsible for the collection of invoices sold by the Company under the securitization programs. Cash collected by the Company was remitted to the SPS who then remitted the cash collections to the buyers of the accounts receivable on a contractually agreed basis.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The allowances for uncollectible receivables are based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectibility of accounts receivable that are past due and the expected collectibility of overall receivables.

At December 31, 2016, the Company had an individual customer within its Water Pipe & Products segment that accounted for more than 10% of total net sales for the year ended December 31, 2016. The customer represented approximately 11% of the Company's total net sales for the year ended December 31, 2016, and had total receivables at December 31, 2016 totaling 13% of the Company total receivables, net.

Concentrations of Labor

Approximately 28% of the Company’s employees are represented by collective bargaining agreements, and 55% of these employees are included in collective bargaining agreements that expire within 12 months.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Inventories

Inventories are valued at the lower of cost or market. The Company’s inventories are valued using the average cost and FIFO methods. Inventories include materials, labor and applicable factory overhead costs. The value of inventory is adjusted for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated considering the impact of market trends, an evaluation of economic conditions, and the value of current orders relating to the future sales of each respective component of inventory.

Property, plant and equipment, net

Property, plant and equipment, which includes amounts recorded under capital lease arrangements, is stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. These lives range from 20 to 40 years for buildings, 4 to 20 years for machinery and equipment, and 5 to 10 years for other equipment and lower of lease term or useful life on leasehold improvements. Repair and maintenance costs are expensed as incurred. The Company’s depreciation expense is recorded in cost of goods sold and selling, general and administrative expenses in the statements of operations. The Company capitalizes interest during the active construction of major projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. There was no interest capitalized for any of the periods presented in the financial statements.

Impairment or disposal of long-lived assets

The Company evaluates the recoverability of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment (“ASC 360”). ASC 360 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

Goodwill and other intangible assets, net

Goodwill represents the excess of costs over the fair value of identifiable assets acquired and liabilities assumed. The Company evaluates goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”). ASC 350 requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company performs its annual impairment testing of goodwill as of October 1 of each year and in interim periods if events occur that would indicate that it is more likely than not the fair value of a reporting unit is less than carrying value. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company may elect to perform the two-step goodwill impairment test without completing a qualitative assessment. If a two-step goodwill impairment test is elected or required, the first step involves comparing the fair value of the reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds the fair value, the second step of the process involves comparing the implied fair value of goodwill to the carrying value of the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss.

The Company evaluates its intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the net book value may not be recoverable. Intangible assets

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

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

Investment in equity method investee

The Company has an investment in a joint venture accounted for using the equity method. Under the equity method, carrying value is adjusted for the Company's share of the investee's earnings and losses, as well as capital contributions to and distributions from the investee. Distributions in excess of equity method earnings are recognized as a return of investment and recorded as investing cash inflows in the accompanying consolidated (successor) / combined (predecessor) statements of cash flows. The Company classifies its share of income and loss related to its investments in its investee as a component of operating income or loss, as the Company's investments in the investee is an extension of the Company's core business operations.

The Company evaluates its investment in the equity method investee for impairment whenever events or changes in circumstances indicate that the carrying value of its investment may have experienced an "other-than-temporary" decline in value. If such conditions exist, the Company compares the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether the impairment is "other-than-temporary" based on its assessment of all relevant factors, including consideration of the Company's intent and ability to retain its investment.

Derivatives and Hedge Accounting

The Company has entered into derivative instruments to mitigate interest rate and foreign exchange rate risk. Certain derivative instruments are designated for hedge accounting under ASC 815-20, Derivatives - Hedging. Instruments that meet hedge criteria are formally designated as hedges at the inception of the instrument.

The Company’s derivative assets and liabilities are measured at fair value. Fair value related to the cash flows occurring within one year are classified as current and the fair value related to the cash flows occurring beyond one year are classified as non-current in the combined balance sheets. For those instruments designated as hedges, the Company recognizes the changes in fair value in other comprehensive income (“OCI”), and recognizes any ineffectiveness immediately in earnings.

Valuation of derivative assets and liabilities reflect the value of the instrument including counterparty credit risk. These values also take into account the Company’s own credit standing.

Deferred financing costs

In conjunction with its debt, the Company recorded debt discounts and debt issuance costs totaling $50.3 million as of December 31, 2016. These costs are amortized over the life of the applicable debt instrument to interest expense utilizing the effective interest method.

Fair value measurement

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2 Inputs – Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 Inputs – Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The Company's other financial instruments consist primarily of cash and cash equivalents, trade and other receivables, accounts payable, accrued expenses, derivative financial instruments and long-term debt. The carrying value of the Company’s trade and other receivables, trade payables and accrued expenses approximates fair value due to their highly liquid nature, short-term maturity, or competitive rates assigned to these financial instruments.

The Company adjusts the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired.

Foreign currency translation

The Company uses the U.S. dollar as its functional currency for operations in the U.S. and Mexico, and the Canadian dollar for operations in Canada. The assets, liabilities, revenues and expenses of the Company’s Canadian operations are translated in accordance with ASC 830, Foreign Currency Matters.

Environmental remediation liabilities

The Company accrues for costs on an undiscounted basis associated with environmental remediation obligations when such costs are probable and reasonably estimable; if an estimated amount is likely to fall within a range and no amount within that range can be determined to be the better estimate, the minimum amount of the range is recorded. Claims for recoveries from insurance carriers and other third parties are not recorded until it is probable that the recoveries will be realized. Such accruals are adjusted as further information develops or circumstances change.     Environmental expenditures that relate to current operations or to conditions caused by past operations are expensed. Expenditures that create future benefits are capitalized. At December 31, 2016 and 2015, the Company had environmental obligations of $1.7 million and $1.8 million, respectively, which are recorded within accrued liabilities and other long-term liabilities in the balance sheets.

Defined benefit pension plans and other post-retirement benefits

The Predecessor’s Canadian employees participated in defined benefit pension plans sponsored by the Company. The Company’s U.S. salaried employees and non-union hourly employees participated in defined benefit pension plans sponsored by an affiliate of HC. Approximately 37% of the Predecessor’s labor force were covered by collective bargaining agreements. These plans included other Parent employees of HC affiliates that are not employees of the Company. LHI also provided certain retiree health and life insurance benefits to eligible employees who have retired from the Company. Salaried participants generally became eligible for retiree health care benefits when they retired from active service at age 60 or later. Benefits, eligibility, and cost-sharing provisions for the hourly employees vary by location and/or bargaining unit. Generally, the health care plans pay a stated percentage of most medical and dental expenses reduced for any deductible, co-payment and payments made by government programs and other group coverage. The Predecessor accounted for its U.S. defined benefit pension plans as multiemployer plans under ASC 715, Compensation – Benefit Plans (“ASC 715”). Liability for the Predecessor defined benefit plans were retained by HC.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Additionally, the Predecessor had employees that were covered under several union-sponsored, multiemployer pension plans. Such plans are accounted for as defined contribution plans as it is not possible to isolate the components of such plans that would collectively comprise the Company’s liability. Liabilities for the Predecessor plans were retained by HC.

Stock-based plans

The Company applies the provisions of ASC 718, "Compensation - Stock Compensation," in its accounting and reporting for stock-based compensation. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. All unvested options outstanding under the Company's option plans have grant prices equal to the market price of the Company's stock on the dates of grant. Compensation cost for restricted stock and restricted stock units is determined based on the fair market value of the Company's stock at the date of grant. Stock-based compensation expense is generally recognized over the required service period, or over a shorter period when employee retirement eligibility is a factor. Awards that may be settled in cash or company stock are classified as liabilities and remeasured at fair value at the end of each reporting period until the awards are settled.

Income Taxes

As of the date of the Acquisition, the Successor financial statements reflect a new tax basis of accounting as the Company includes taxable entities independent of the Predecessor. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax basis of assets and liability and their reported amounts, using currently enacted tax rates. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company recognizes a tax benefit for uncertain tax positions only if the Company believes it is more likely than not that the position will be upheld on audit based solely on the technical merits of the tax position. The Company evaluates uncertain tax positions after the consideration of all available information.

For the Predecessor periods, income tax expense and related current and deferred income taxes receivable and payable were calculated assuming that the Predecessor files hypothetical stand-alone income tax returns in Canada and hypothetical consolidated income tax returns for the U.S. building products activities. Losses and other tax attributes generated on a hypothetical stand-alone basis and hypothetical consolidated return basis are reflected as deferred tax assets, even though some of those losses or attributes may have been utilized by HC’s filing entities. All hypothetical current taxes payable or receivable are deemed settled through net parent investment. All tax consequences associated with the Predecessor period were retained by HC.

Revenue recognition

Revenues are recognized by the Company when the risks and rewards associated with the transaction have been transferred to the purchaser, which is demonstrated when all the following conditions are met: evidence of a binding arrangement exists (generally, purchase orders), products have been delivered or services have been rendered, there is no future performance required, fees are fixed or determinable and amounts are collectible under normal payment terms. Sales represent the net amounts charged or chargeable in respect of services rendered and goods supplied, excluding intercompany sales. Sales are recognized net of any discounts given to the customer.

A portion of the Company's sales revenue is derived from sales to distributors. Distributor revenue is recognized when all of the criteria for revenue recognition are met, which is generally the time of shipment to the distributor. All returns and credits are estimable and recognized as contra-revenue.

The Company bills and incurs shipping costs to third parties for the transportation of building products to customers. For the year ended December 31, 2016, the period from March 14, 2015 to December 31, 2015, the

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

period from January 1, 2015 to March 13, 2015, and the year ended December 31, 2014, the Company recorded freight costs of approximately $104.6 million, $50.0 million, $9.2 million, and $52.4 million, respectively, on a gross basis within net sales and cost of goods sold in the accompanying statements of operations.

The Company's revenues primarily relate to product shipments. For certain engineering and construction contracts and building contracting arrangements, the Company recognizes revenue using the percentage of completion method, based on total contract costs incurred to date compared to total estimated cost at completion for each contract. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. If estimated total costs on a contract indicate a loss, the entire loss is provided for in the financial statements immediately. To the extent the Company has invoiced and collected from its customers more revenue than has been recognized as revenue using the percentage of completion method, the Company records the excess amount invoiced as deferred revenue. Revenue recognized in excess of amounts billed and balances billed but not yet paid by customers under retainage provisions are classified as a current asset within receivables, net on the balance sheet. For the year ended December 31, 2016, the period from March 14, 2015 to December 31, 2015, the period from January 1, 2015 to March 13, 2015, and the year ended December 31, 2014, revenue recognized in continuing operations using the percentage of completion method amounted to 3%, 6%, 5% and 4% of total net sales, respectively.

The company generally provides limited warranties related to its products which cover manufacturing in accordance with the specifications identified on the face of our quotation or order acknowledgment and to be free of defects in workmanship or materials. The warranty periods typically extend for a limited duration of one year. The Company estimates and accrues for potential warranty exposure related to products which have been delivered.

Cost of goods sold and selling, general and administrative expenses

Cost of goods sold includes costs of production, inbound freight charges for raw materials, outbound freight to customers, purchasing and receiving costs, inspection costs and warehousing at plant distribution facilities. Selling, general and administrative costs include expenses for sales, marketing, legal, accounting and finance services, human resources, customer support, treasury and other general corporate services.

Proceeds from Insurance

In 2016, a facility of the Company sustained fire damage for which insurance claims were made. The Company recognized a net insurance recovery gain of $3.8 million that was reported a component of the Company's loss from operations in Other operating income. Proceeds from insurance settlements, except for those directly related to investing or financing activities, were recognized as cash inflows from operating activities. The losses related to such an event are recognized as incurred. As the majority of the damage was to fully depreciated assets, the amount of losses were less than the amount of the insurance proceeds received. Insurance proceeds are recorded to the extent of the losses and then, only if recovery is realized or probable. Any gain in excess of losses are recognized only when the contingencies regarding the recovery are resolved, and the amount is fixed or determinable.

Recent Accounting Guidance Adopted

In March 2015, the FASB issued Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, changing the analysis that a reporting entity must perform when deciding to consolidate a legal entity. This amendment changes the evaluation of whether limited partnerships are variable interest entities or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. All legal entities are subject to reevaluation under the revised consolidation model. The amendment is effective for fiscal years and interim periods beginning after December 15, 2015 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the beginning of the period of adoption. The Company adopted ASU 2015-02 effective January 1, 2016 and recognized no change in its consolidated conclusions as a result.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, defining when and how companies are required to disclose going concern uncertainties, which must be evaluated each interim and annual period. Specifically, it requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. If substantial doubt exists, certain disclosures are required. The provisions of this ASU are effective for annual periods ending after December 15, 2016 and to annual and interim periods thereafter. Early adoption is permitted. The ASU should be applied on a prospective basis. The Company adopted ASU 2014-15 effective January 1, 2016 and recognized no change in its disclosures as a result.

In the first quarter of 2016, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes on a prospective basis. This ASU requires entities to classify all deferred tax assets and liabilities as non-current on the balance sheet. As a result of the adoption of ASU 2015-17, deferred tax assets and deferred tax liabilities are presented as a net non-current deferred tax liability on the Company's December 31, 2016 balance sheet. The adoption of ASU 2015-17 did not have any impact on the Company's results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes, Balance Sheet Classification of Deferred Assets, intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liability as non-current on the balance sheet. The new accounting guidance was effective for annual period beginning after December 15, 2016 with early adoption permitted. The Company early adopted ASU 2015-17 as of March 1 2015 and applied the new guidance prospectively.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). Topic 805 requires an acquirer to retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement-period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.

In March 2016, the FASB issued an amendment related to share-based payments to employees. The new guidance requires that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as a reduction or increase of income taxes when the awards vest. The new guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than a financing activity. The amendment also simplifies other aspects of share-based payment transactions, including classification of awards that permit repurchases to satisfy statutory tax withholding requirements and classification of tax payments on behalf of employees on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those periods, with early adoption permitted. The Company elected to early adopt this guidance and apply it prospectively to its share-based awards issued in October 2016. As permitted by the guidance, the Company will elect to recognize forfeitures as they occur, rather than estimating forfeitures as previously required. As the Company had no prior share-based awards, no retrospective adjustment upon adoption was required.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued guidance (the effective date of which was later delayed) that outlines a single comprehensive model for accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The guidance is effective for interim and annual reporting periods that begin after December 15, 2017. Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016. During the second quarter of 2016, the FASB issued additional revenue recognition guidance that clarifies how an entity identifies performance obligations related to customer contracts as well as the objectives of collectability, sales and other taxes, non-cash consideration, contract modifications at transition, and technical corrections. The guidance is effective beginning in the first quarter of 2018, and the Company does not currently plan to early adopt the guidance. The guidance permits two methods of adoption, retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company will utilize the modified retrospective method upon adoption, and continues to evaluate the effect that the updated standard will have on its consolidated financial condition and results of operations.

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

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. This guidance is effective in 2020, but early adoption is permitted for any

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

impairment tests performed after January 1, 2017. The Company is currently evaluating the impact that this guidance will have on our financial condition and results of operations.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not believe the adoption of this guidance will have a material impact on its financial condition, results of operations, and cash flows.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new amendment is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those periods, with early adoption permitted. We are currently evaluating the impact that this standard will have on our statement of cash flows.

3.    Business combinations

The acquisitions described below have been/are accounted for as a business combinations as defined by ASC 805. The Company allocated the purchase price to the individually identifiable assets acquired and liabilities assumed based on their estimated fair value on the date of acquisition. The excess purchase price over those fair values was recorded as goodwill. The determination of fair values of the acquired assets and assumed liabilities required significant judgment, including estimates impacting the determination of estimated lives of tangible and intangible assets, calculation of the fair value of property, plant and equipment, inventory, and various intangibles. The fair values of assets and liabilities were determined using level 3 inputs as defined by ASC 820.

Transaction Overview – The Acquisition

The Successor’s financial statements reflect the Acquisition of the Predecessor that occurred on March 13, 2015. Certain liabilities of the Predecessor were not assumed by the Successor including, but not limited to pension liabilities, tax and insurance related liabilities and multi-employer pension liabilities.

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

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Financing transactions

Consideration to fund the Acquisition was provided by an equity investment of $167.5 million and proceeds from third-party debt, net of original discount and debt issuance costs, in the amount of $472.9 million. The financing transactions included the 2015 Senior Term Loan in the amount of $254.9 million ($241.7 million, net of $13.2 million of original issue discount and debt issuance costs), the Junior Term Loan in the amount of $260.0 million ($233.8 million, net of $26.2 million of original issue discount and debt issuance costs) and the 2015 Revolver. Funds of $0.6 million were initially drawn from the 2015 Revolver at the closing date of the Acquisition. The Company incurred debt issuance costs related to the 2015 Revolver in the amount of $3.2 million.

Contingent Consideration

As discussed in note 1, the Acquisition included contingent consideration of up-to an additional $100.0 million based on the earnings of LSF9 for fiscal year 2015 as adjusted by the purchase agreement (“Earn-out”). The Earn-out is based on the achievement of an amount in excess of a certain minimum threshold of adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), as defined by the purchase agreement, for the calendar year ended December 31, 2015. The Company determined that achieving the required threshold to trigger a payout to the Seller was not probable and, therefore, the Company did not record a contingent liability related to the Earn-out as of the Acquisition date. Subsequent to year end, the Company concluded the Earn-out was not earned and, accordingly, did not record a liability as of December 31, 2015. See further discussion of the Earn-out contingency in note 15, noting that HC is disputing the Earn-out and if the Company is unsuccessful in resolving the dispute, Forterra could recognize a material charge to its earnings.

Subsequent to the Acquisition, the Company completed the following transactions:

•
Cretex Acquisition - On October 1, 2015, Forterra acquired Cretex Concrete Products, Inc. (“Cretex”) for aggregate consideration of $245.1 million (the "Cretex Acquisition"). Cretex is a manufacturer of concrete pipe, box culverts, concrete precast drainage structures, pre-stressed bridge components and ancillary precast products in the Upper Midwestern United States. The purchase of Cretex was partially funded with proceeds from financing transactions totaling $240.0 million as an add-on to the 2015 Senior Term Loan and cash on hand.

•
Sherman-Dixie Acquisition - On January 29, 2016, Forterra acquired substantially all the assets of Sherman-Dixie Concrete Industries (“Sherman-Dixie”) for aggregate consideration of $66.8 million (the "Sherman-Dixie Acquisition"). Sherman-Dixie is a manufacturer of precast concrete structures operating in Kentucky, Tennessee, Alabama and Indiana. Sherman-Dixie operates as part of the Company’s Drainage Pipe & Products reportable segment. The Sherman Dixie Acquisition was financed with borrowings on the 2015 Revolver.

•
U.S. Pipe Acquisition - On April 15, 2016, Forterra acquired all of the stock of USP Holdings Inc. (“USP”) for aggregate consideration of $778.7 million (the "USP Acquisition"). USP is a manufacturer of water transmission pipe servicing residential, commercial and infrastructure customers. USP operates as part of the Company’s Water Pipe & Products reportable segment. The USP Acquisition was financed with proceeds from a capital contribution, borrowings on the 2015 Revolver and cash on hand.

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

•	J&G Acquisition - On October 14, 2016, Forterra acquired J&G Concrete Operations, LLC ("J&G") for aggregate consideration of $32.4 million, subject to customary working capital adjustments (the "J&G

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Acquisition"). J&G manufactures concrete pipe, box culverts and special fittings in North Texas. The J&G Acquisition was financed with borrowings on the 2015 Revolver.

•
Precast Concepts Acquisition - On October 14, 2016, Forterra acquired the business of Precast Concepts, LLC ("Precast Concepts") for aggregate consideration of $99.6 million, subject to customary working capital adjustments (the "Precast Concepts Acquisition"). Precast Concepts manufactures concrete pipe, box culverts, storm detention systems and other precast concrete and related products in Colorado through its three facilities. The Precast Concepts Acquisition was financed with borrowings on the 2015 Revolver.

The respective fair values of the assets acquired and liabilities assumed at the acquisition date, which are preliminary amounts for purposes of the Bio Clean Acquisition, J&G Acquisition and Precast Concepts Acquisition, are as follows:

	Cretex	Sherman-Dixie	U.S. Pipe	Bio Clean	J&G	Precast Concepts
Net working capital	$69,745	$14,279	$145,650	$2,546	$3,051	$14,918
Property, plant and equipment, net	97,282	29,163	246,241	162	9,346	15,895
Customer relationship intangible	24,700	5,073	179,491	3,470	4,156	15,707
Non-compete agreement intangible	—	2,459	—	105	1,015	2,562
Trade names	600	—	37,388	1,065	—	29
Customer backlog intangible	800	—	—	—	780	2,213
Patents	—	—	13,093	10,464	—	—
In process R&D	—	—	—	6,692	—	—
Other intangibles	—	981	7,659	—	—	—
Other assets and liabilities	(7,582)	—	(9,803)	—	—	—
Deferred tax liabilities	—	(11,524)	(161,445)	—	—	—
Net identifiable assets acquired	185,545	40,431	458,274	24,504	18,348	51,324
Goodwill	59,555	26,319	320,436	6,105	14,100	48,314
Cash consideration transferred	$245,100	$66,750	$778,710	$30,609	$32,448	$99,638

Preliminary balances may be subject to change upon the Company's final determination of the fair value of acquired assets and liabilities.

Goodwill recognized is attributable primarily to expected operating efficiencies and expansion opportunities in the business acquired. Goodwill is expected to be deductible for tax purposes except goodwill acquired with the USP and Sherman-Dixie acquisitions. The above fair value allocations are considered preliminary for the Bio Clean, J&G, and Precast Concepts acquisitions.

Supplemental pro-forma information (unaudited)

If the Company had acquired USP, Sherman-Dixie, Bio Clean, Precast Concepts and J&G on January 1, 2016, the Company's total net sales and loss from continuing operations before taxes, on a pro-forma basis for the year ended December 31, 2016 would have been approximately $1,596.8 million and a loss from continuing operations $10.2 million, respectively.

Transaction costs

For the year ended December 31, 2016, the period from March 14, 2015 to December 31, 2015, the period from January 1, 2015 to March 13, 2015, and the year ended December 31, 2014 the Company recognized aggregate transaction costs, including legal, accounting, valuation, and advisory fees, specific to the acquisitions

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

identified above of $12.7 million, $13.7 million, $2.1 million, and $17.7 million, respectively. These costs are recorded in the statements of operations within selling, general & administrative expenses.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

4. Receivables, net

Receivables consist of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
Trade receivables	$178,012	$95,173
Amounts billed, but not yet paid under retainage provisions	1,959	2,053
Other receivables	22,408	12,683
Total receivables	$202,379	$109,909
Less: Allowance for doubtful accounts	(898)	(3,283)
Receivables, net	$201,481	$106,626

The Company records provisions for doubtful accounts in selling, general and administrative expenses in the statements of operations. The table below summarizes the Company's allowance for doubtful accounts for the periods presented:

Predecessor	Allowance for doubtful accounts
Balance at December 31, 2014	$(2,075)
Provisions for doubtful accounts	63
Write-offs and adjustments	(111)
Balance at March 13, 2015	$(2,123)

Successor	Allowance for doubtful accounts
Balance at March 14, 2015	$(2,123)
Provisions for doubtful accounts	(1,261)
Write-offs and adjustments	101
Balance at December 31, 2015	$(3,283)
Provisions for doubtful accounts	1,495
Write-offs and adjustments	890
Balance at December 31, 2016	$(898)

5. Inventories

Inventories consists of the following at December 31, 2016 and December 31, 2015:

	December 31,
	2016	2015
Finished goods	$185,507	$114,198
Raw materials	90,647	44,012
Work in process	3,348	10,362
Total inventories	$279,502	$168,572

6. Investment in equity method investee

On July 20, 2012, the Company entered into a joint venture agreement with a company that produces concrete pipe and precast to form Concrete Pipe & Precast LLC (“CP&P”). The Company contributed plant assets and related inventory from nine operating locations as part of the agreement to form CP&P and in return for the contribution the Company obtained a 50% ownership stake in the joint venture through its 500 Common Unit voting shares in CP&P. The Company owns 50% of CP&P voting common stock.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

The Company has recorded its investment in the Common Unit voting shares in accordance with ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”), under the equity method of accounting.

As part of the Acquisition in 2015, the Company determined the fair value of the assets purchased, including its investment in CP&P, in accordance with ASC 805. As part of that process the Company assigned a value of $56.3 million to the investment as of the date of Acquisition. As of December 31, 2016 and 2015, the Company's investment in CP&P amounted to $55.2 million and $56.3 million, respectively. At December 31, 2016, the difference between the amount at which the Company's investment is carried and the amount of the Company's share of the underlying equity in net assets of CP&P was approximately $13.3 million. This difference relates to the Company's fair value assessment of the investment as part of the Acquisition, and this basis difference was primarily attributed to the value of land and equity method goodwill associated with the investment.

7. Property, plant and equipment, net

Property, plant and equipment, net consist of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
Machinery and equipment	$329,871	$124,922
Land, buildings and improvements	142,105	201,534
Other equipment	2,592	1,102
Construction-in-progress	43,855	9,400
Total property, plant and equipment	518,423	336,958
Less: accumulated depreciation	(65,509)	(21,099)
Property, plant and equipment, net	$452,914	$315,859

Depreciation expense totaled $54.1 million, $20.7 million, $4.4 million, and $23.2 million, for the year ended December 31, 2016, the period from March 14, 2015 to December 31, 2015, the period from January 1, 2015 to March 13, 2015, and the year ended December 31, 2014, respectively, which is included in cost of goods sold and selling, general and administrative expenses in the combined statements of operations.

Impairments

The Company recorded impairment charges primarily in conjunction with plant closings undertaken for purposes of achieving operating efficiencies and recognized asset impairment charges for its property, plant and equipment of $0.9 million, $0.03 million, and $4.0 million for the period from March 14, 2015 to December 31, 2015, for the period from January 1, 2015 to March 13, 2015, and for the year ended December 31, 2014, respectively. No impairment charges were recognized for the year ended December 31, 2016. Asset impairments are included in exit and disposal charges on the statements of operations.

Transfers

During 2014, the Predecessor transferred to HC certain property, plant and equipment of $25.1 million related to sites historically included in BP North America because such sites were not included in the Acquisition.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

8. Goodwill and other intangible assets, net

The Company has goodwill which has been recorded in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the year ended December 31, 2016:

	Drainage Pipe & Products	Water Pipe & Products	Total
Successor
Balance at December 31, 2015	$73,442	$2,050	$75,492
Acquisitions	94,838	320,436	415,274
Foreign currency	586	95	681
Balance at December 31, 2016	$168,866	$322,581	$491,447

Included in the measurement period's changes in fair value measurement was a reduction in recognized deferred tax assets totaling $0.6 million as of December 31, 2016.

Goodwill is required to be tested for impairment at the reporting unit level. The Company has six reporting units which have goodwill. The fair value of goodwill based on inputs that are not observable in the market and thus represent Level 3 inputs. The Company uses a combination of an income approach and a market approach to determine the fair value of the reporting unit. Key assumptions in the analysis include the use of estimated future cash flows, an appropriate discount rate, and market multiples. In estimating cash flows, the Company incorporates current and historical market and financial information, among other factors. The Company's impairment determinations involved significant assumptions and judgments, as discussed above. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations.

During Forterra's annual impairment tests for 2016 and 2015, the Company determined that no impairments were required.

As of December 31, 2016, the Company believed that the recorded balances of goodwill were recoverable; however, there can be no assurance that goodwill will not be impaired in future periods.

Intangible assets other than goodwill at December 31, 2016 included the following:

	Weighted average amortization period (in years)	Gross carrying amount as of December 31, 2016	Accumulated amortization	Net carrying value as of December 31, 2016
Customer relationships	10	$232,590	$(22,653)	$209,937
Trade names	10	39,220	(4,449)	34,771
Patents	10	23,557	(2,884)	20,673
Customer backlog	0.5	12,900	(11,272)	1,628
Non-compete agreements	5	9,918	(2,508)	7,410
In-Process R&D	Indefinite-lived	6,692	0	6,692
Other	11	529	(42)	487
Total intangible assets		$325,406	$(43,808)	$281,598

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Intangible assets other than goodwill at December 31, 2015 included the following:

	Weighted average amortization period (in years)	Gross carrying amount as of December 31, 2015	Accumulated amortization	Net carrying value as of December 31, 2015
Customer relationships	5	$24,700	$(365)	$24,335
Customer backlog	1	5,182	(3,955)	1,227
Trade names	2	600	(100)	500
Total intangible assets		$30,482	$(4,420)	$26,062

Amortization expense totaled $39.4 million, $4.4 million, $0.0 million, and $0.0 million for the year ended December 31, 2016, for the period March 14, 2015 to December 31, 2015, for the period from January 1, 2015 to March 13, 2015, and for the year ended December 31, 2014, respectively, which is included in selling, general and administrative expenses in the consolidated (successor) / combined (predecessor) statements of operations.

In the future the Company expects to incur amortization expense on these intangible assets as follows:

Years ending December 31:
2017	$54,526
2018	50,308
2019	44,090
2020	38,000
2021	29,563
Thereafter	58,419
Total future amortization expense	$274,906

9. Fair value measurement

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

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis is as follows for the dates indicated:

	Fair value measurements at December 31, 2016 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value September 30, 2016
Recurring:
Non-current liabilities
Derivative liability	—	$372	—	$372

	Fair value measurements at December 31, 2015 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2015
Recurring:
Non-current assets
Derivative assets[1]	—	$9,093	—	$9,093
1 Note that Derivative assets as of December 31, 2015 include Brick related receivables of $3.2 million.

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

The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows:

		Fair value measurements at December 31, 2016 using
	Carrying Amount December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2016
Non-current liabilities
2016 Senior Term Loan	$1,000,983	—	$1,064,395	—	$1,064,395
Tax receivable agreement payable	160,783	—	—	125,614	125,614

		Fair value measurements at December 31, 2015 using
	Carrying Amount December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2015
Non-current liabilities
2015 Senior Term Loan	$469,383	—	$470,543	—	$470,543
Junior Term Loan	236,446	—	259,675	—	259,675

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are supported by observable market transactions when available.

The determination of the fair value of the tax receivable agreement payable was determined using a discounted cash flow methodology using level 3 inputs as defined by ASC 820. The determination of fair value required significant judgment, including estimates of the timing and amounts of various tax attributes. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Actual results could differ from these estimates.

10. Debt and deferred financing costs

The Company’s debt consisted of the following:

	Successor
	December 31,	December 31,
	2016	2015
2016 Senior Term Loan Credit Agreement
interest at 4.50%, net of debt issue costs and original issue discount of $46,392	$1,000,983	$—
2015 Senior Term Loan Credit Agreement
interest at 6.50%, net of debt issue costs and original issue discount of $20,129	—	469,383
Junior Term Loan Credit Agreement
interest at 10.50%, net of debt issue costs and original issue discount of $23,554	—	236,446
2016 Revolving line of credit, net of debt issue costs of $3,936	95,064	—
2015 Revolving line of credit, net of debt issue costs of $3,140	—	—
Total debt	$1,096,047	$705,829
Less: current portion debt	(10,500)	(2,191)
Total long-term debt	$1,085,547	$703,638

The interest rate for both the 2015 Senior Term Loan and Junior Term Loan was set at LIBOR (with a 1% floor) plus a margin of 5.5% and 9.5%, respectively. The 2016 Senior Term Loan's interest rate is set at LIBOR (with a 1% floor) plus a margin of 3.5%. The Company incurred $84.4 million of cash interest expense for the twelve months ended December 31, 2016, of which $6.9 million was paid by affiliates of the Company.

Interest on the 2016 Revolver is floating, based on a reference rate plus an applicable margin. The weighted average annual interest rate on the 2015 Revolver was 2.45% for the twelve months ended December 31, 2016. In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total 2016 Revolver facility. Availability under the 2016 Revolver at December 31, 2016 based on draws, and outstanding letters of credit and allowable borrowing base was $189.4 million.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

As of December 31, 2016, scheduled maturities of long-term debt are as follows:

	Total	2016 Senior Term Loan	2016 Revolver
2017	$10,500	$10,500	$—
2018	10,500	10,500	—
2019	10,500	10,500	—
2020	10,500	10,500	—
2021	109,500	10,500	99,000
Thereafter:	994,875	994,875	—
	$1,146,375	$1,047,375	$99,000

Refinancing

Concurrent with the completion of the Offering, in the Refinancing the Company entered into the 2016 Revolver for working capital and general corporate purposes and the 2016 Senior Term Loan, the proceeds of which, together with the proceeds from the Offering, were used to repay in full the Junior Term Loan of $260.0 million, the 2015 Senior Term Loan of $1.04 billion, and the existing balance under the 2015 Revolver, in addition to related expenses associated with the Offering and Refinancing. Immediately subsequent to the completion of the Offering, Forterra had $125.0 million outstanding on its 2016 Revolver and $1.05 billion on its 2016 Senior Term Loan. The $260.0 million repayment toward the Junior Term Loan represented a full repayment of the outstanding principal on that loan, resulting in a related write-off of issue discounts and capitalized issuance costs of approximately $22.4 million. The repayment also triggered a prepayment penalty of approximately $7.8 million, which, combined with the write-off of issue discounts and capitalized issuance costs are included in interest expense on the 2016 statement of operations.

The 2016 Senior Term Loan provides for a $1.05 billion senior secured term loan that was made available to a newly formed direct subsidiary of Forterra. Subject to the conditions set forth in the term loan agreement, the 2016 Senior Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA of Forterra and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met. The 2016 Senior Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest will accrue on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.50% or 2.50%, respectively.

The obligations of the borrower under the 2016 Senior Term Loan are guaranteed by Forterra and each of its direct and indirect material wholly-owned domestic subsidiaries other than any of Forterra's Canadian subsidiaries and certain other excluded subsidiaries (the "Guarantors"). The 2016 Senior Term Loan is secured by substantially all of the assets of Forterra, the borrower and the Guarantors; provided that the obligations under the 2016 Senior Term Loan are not secured by any liens on more than 65% of the voting stock of the Canadian subsidiaries or assets of the Canadian subsidiaries. The 2016 Senior Term Loan contains customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict the ability of Forterra and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The 2016 Senior Term Loan does not contain any financial covenants. Obligations under the 2016 Senior Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate).

The 2016 Revolver provides for an aggregate principal amount of up to $300.0 million, with up to $280.0 million to be made available to the U.S. borrowers and up to $20.0 million to be made available to the Canadian borrowers (the allocation may be modified periodically at the Company's request). Subject to the conditions set forth in the revolving credit agreement related to the 2016 Revolver (the "2016 Credit Agreement"), the 2016

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Revolver may be increased by up to the greater of (i)$100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the 2016 Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations.

The advance rates for accounts and inventory are subject to increase by 2.5% during certain periods. The 2016 Revolver matures on October 25, 2021. The facility will also provide for the issuance of letters of credit of up to an agreed sublimit. Interest will accrue on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average excess availability under the 2016 Revolver for the most recently completed calendar quarter. The obligations of the borrowers under the 2016 Revolver is guaranteed by Forterra and its direct and indirect wholly-owned restricted subsidiaries other than certain excluded subsidiaries; provided that the obligations of the U.S. borrowers is not guaranteed by the Canadian subsidiaries. The 2016 Revolver is secured by substantially all of the assets of the borrowers; provided that the obligations of the U.S. borrowers are not secured by any liens on more than 65% of the voting stock of the Canadian subsidiaries or assets of the Canadian subsidiaries.

Covenants, Events of Default and Provisions

The 2016 Revolver contains customary representations and warranties, and affirmative and negative covenants, including representations, warranties, and covenants that, among other things, restrict the ability of Forterra and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The 2016 Credit Agreement contains a financial covenant restricting Forterra from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the 2016 Revolver falls below a threshold set forth in the 2016 Credit Agreement. Obligations under the 2016 Credit Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization ("EBITDA") less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness).

2015 Senior Term Loan, Junior Term Loan, and Revolving Credit Facility

In connection with the financing of the Acquisition, LSF9 entered into the 2015 Senior Term Loan for borrowings of $635.0 million, the Junior Term Loan for borrowings of $260.0 million, and drew $45.0 million the 2015 Revolver. Approximately $515.5 million was the obligation of Forterra as a joint and several obligation under ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements. See also note 1, Basis of Presentation-Successor.

In October 2015, the Company increased the size of the 2015 Senior Term Loan by $240.0 million for the Cretex Acquisition. Additionally, in April 2016, the Company's capacity on the 2015 Revolver was increased to $285.0 million. In conjunction with the issuance of debt related to the Acquisition and the Cretex Acquisition, LSF9 incurred $71.6 million of debt issuance costs and debt discounts; of which $51.9 million was attributed to the Company debt obligation. The Initial Credit Agreements were secured by substantially all of the assets of the Company.

In April 2016, LSF9 borrowed $205.0 million on the 2015 Revolver in order to finance the USP Acquisition of which $203.4 million was repaid during April 2016 with proceeds from an affiliated entity controlled by LSF9 but not included among the legal entities that comprise the Company. In connection with the additional proceeds obtained in April 2016 which benefited the Company, under ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements, the Company assumed an additional obligation of $203.4 million that was recognized as an increase to the Company’s allocated share of the 2015 Senior Term Loan balance with an associated increase in debt issuance fees and discount related to the Senior Term Loan of $8.9 million. The

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

affiliated entity was subsequently released as a co-obligor and its joint and several liability under terms of all of the 3rd party credit agreements.

On June 17, 2016, LSF9 borrowed an incremental $345.0 million on the 2015 Senior Term Loan and used the proceeds to pay a dividend of $338.3 million, net of debt issuance costs, to the shareholders of LSF9. The dividend was recorded as a return of capital. LSF9 incurred debt issuance fees and discount of $6.7 million in connection with the issuance of the debt. The incremental borrowings incurred interest at the same rate as the 2015 Senior Term Loan. Under ASC 405-40 Obligations Resulting from Joint and Several Liability Arrangements, the Company recognized the full amount of the incremental borrowing, net of related issuance costs and discount, as an obligation in the combined balance sheet.

Joint and Several Obligations

As discussed above, the Company recorded debt on its balance sheet as of December 31, 2015 under ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements. The Company and the affiliates of LSF9 were co-obligors and jointly and severally liable under terms of the Initial Credit Agreements. The Company’s allocated portion of the $940.0 million of third party debt used to finance the Acquisition was $515.5 million. The initial obligation of $515.5 million was reflected on the Company’s combined balance sheet at the Acquisition date as $254.9 million of 2015 Senior Term Loan, $260.0 million of Junior Term Loan and $0.6 million of 2015 Revolver obligations. The remaining $424.5 million of the debt was allocated to affiliates of LSF9 that are not included in these financial statements based on the amounts affiliates of LSF9 have fully repaid. In April of 2016, the Company’s affiliate co-obligors were released from joint and several liability under the Initial Credit Agreements. The Company was consequently the sole source of repayment for its $515.5 million share for the initial obligation under the Initial Credit Agreements, as well as other obligations recorded on the balance sheet. In addition to the initial debt obligation of $515.5 million recorded by the Company, additional 2015 Senior Term Loan borrowings of $240.0 million that in October 2015 were used to finance the Cretex Acquisition were allocated in full to the Company.

In April 2016, LSF9 borrowed an additional $205.0 million on the 2015 Revolver to finance the USP Acquisition. On April 26, 2016, affiliates of the Company under control of LSF9 but not included in Forterra repaid $203.4 million of the 2015 Revolver balance that was drawn in April 2016 and $176.7 million of the 2015 Senior Term Loan, after which the other affiliates were released as obligors to the loan and the Company became the sole source of repayment under the LSF9 debt agreement. The Company reflected the increased obligation as an increase in the 2015 Senior Term Loan in order to reflect the change in its obligation as a result of the additional borrowings of LSF9. A proportionate amount of debt issuance costs and discount related to the increased obligation under the 2015 Senior Term Loan was also allocated to the Company at the time of the increased obligation. Additionally, in June 2016, LSF9 incurred an additional $345.0 million of 2015 Senior Term Loan debt used to pay a dividend of $338.3 million to Lone Star which was attributed to the Company as an additional obligation under the 2015 Senior Term Loan.

The amounts recorded in the balance sheet at December 31, 2015 represented the portion of LSF9's outstanding obligation the Company was obligated to repay, which was settled in full in the Refinancing. There were no other repayments that will be made by affiliates other than those mentioned above.

Lines of Credit and Other Debt Facilities

The Company had stand-by letters of credit outstanding of $11.6 million as of December 31, 2016 which reduce the borrowings available under the Revolver.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

11.    Accrued liabilities

Accrued liabilities consist of the following at December 31, 2016 and December 31, 2015:

	December 31,
	2016	2015
Accrued payroll and employee benefits	$29,945	$24,670
Accrued taxes	32,746	13,849
Accrued rebates	7,509	4,750
Warranty	3,509	2,057
Other miscellaneous accrued liabilities	3,681	1,912
Tax receivable agreement liability	4,000	—
Environmental & reclamation obligation	775	488
Total accrued liabilities	$82,165	$47,726

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

12. Other long-term liabilities

Other long-term liabilities consist of the following for the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Workers' compensation	$9,864	$1,458
Capital lease obligation	3,710	—
Employee benefits	2,524	—
Other miscellaneous long-term liabilities	2,527	1,091
Deferred rent	2,776	1,386
Insurance	951	527
Environmental remediation liability	901	1,301
	$23,253	$5,763

13. Derivatives and hedging

The Company uses derivatives to manage selected foreign exchange and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and cash flows from derivative instruments are included in net cash provided by (used in) financing activities in the combined statements of cash flows.

At December 31, 2016, the Company had foreign exchange forward contracts, designated as cash flow hedges in accordance with ASC 815-20 Derivatives - Hedging, which allows for the effective portion of the changes in the fair value of the instruments to be captured in accumulated other comprehensive income, and ineffective portion recorded in earnings.     These instruments were novated to Forterra by an affiliate concurrent with the Reorganization, directly prior to the Refinancing and Offering. Concurrently, the instruments the Company previously held, including foreign exchange forward contracts and fixed-for-float cross currency swaps entered into in March of 2016, and the related notional were settled, resulting in a net cash settlement of approximately $1.3 million paid by the Company.

The fixed-for-float cross currency swaps were designated as cash flow hedges, thus the balances which had accumulated in other comprehensive income were recognized in the statement of operations in the fourth quarter of 2016. The foreign exchange forward contracts were not designated as hedge instruments; therefore changes in fair value related to these instruments were recognized immediately in earnings as other operating expenses in the combined statements of operations. The foreign exchange forward contracts previously entered into in May 2015 were accelerated in March 2016 for proceeds of $6.5 million. Proceeds from the settlement of the currency swaps were used to make payments on the outstanding balance on the 2015 Revolver.

A quantitative analysis is utilized to assess hedge effectiveness for cash flow hedges. The Company assesses the hedge effectiveness and measures the amount of ineffectiveness for the hedge relationships based on changes in forward exchange rates. The Company elects to present all derivative assets and derivative liabilities on a net basis on its combined balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At December 31, 2016 and 2015, the Company’s derivative instruments fall under an ISDA master netting agreement.

The following table presents the fair values of derivative assets and liabilities in the combined successor balance sheets:

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

	December 31, 2016
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$—	$—	$92,961	$(372)
Total derivatives, gross	—	—	—	(372)
Less: Legally enforceable master netting agreements	—	—	—	—
Total derivatives, net	$—	$—	$—	$(372)

	December 31, 2015
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$79,531	$7,667	$—	$—
Fixed-for-float cross currency swap	81,991	1,426	—	—
Total derivatives, gross		9,093	—	—
Less: Legally enforceable master netting agreements	—	—	—	—
Total derivatives, net[1]	$—	$9,093	$—	$—
1 Note that total derivatives, net as of December 31, 2015 include Brick related receivables of $3.2 million.

The following table presents the effect of derivative instruments on the combined statements of operations:

	Year ended December 31,	March 14 - December 31,
	2016	2015
Cash flow hedges
Cross currency swaps
Gain (loss) on derivatives recognized in Accumulated other comprehensive loss	$(215)	$1,549
Gain (loss) on derivatives not designated as hedges	(3,067)	8,331

Gain reclassified from Accumulated other comprehensive income into income:
Other income, net	$177	—

14.    Sale-Leaseback Transaction

On April 5, 2016, the Company sold properties in 47 sites throughout the U.S. and Canada to Pipe Portfolio Owner (Multi) LP (the "U.S. Buyer") and FORT-BEN Holdings (ONQC) Ltd. (the “Canadian Buyer”) for an aggregate purchase price of approximately $204.3 million.  On April 14, 2016, the Company sold additional properties in two sites located in the U.S. to the U.S. Buyer for an aggregate purchase price of approximately $11.9 million. In connection with these transactions, the Company and U.S. Buyer and an affiliate of the Canadian Buyer entered into master land and building lease agreements under which the Company agreed to lease back each of the properties for an initial term of twenty years, followed by one optional renewal term of 9 years, 11 months. Leaseback rental will escalate annually by 2% during the initial term and based on changes in the Consumer Price Index capped at 4% during the optional renewal period. The proceeds received from the sale-leaseback transactions net of transaction costs of $6.5 million amounted to $209.7 million.

Prior to the Reorganization, the sale-leaseback transactions were considered to have one form of prohibited “continuing involvement” at the inception of the lease which preclude sale-leaseback accounting for transactions involving real estate in the financial statements of the Company because a guarantee by LSF9 provided the buyer-lessor or the lessor, as applicable, with additional collateral that reduced the buyer-lessor’s or the lessor's, as applicable, risk of loss.  As a result, the assets subject to the sale-leaseback remained on the balance sheet and were depreciated. Additionally, the aggregate proceeds were recorded as a financing

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

obligation in the consolidated balance sheet and under financing in the statements of cash flow. In October 2016, the Company entered into agreements to replace the original guarantor, LSF9, with Forterra, as the new guarantor, effective immediately following completion of the Reorganization. Due to the change in guarantor, the Sale Leaseback qualified for sales recognition and was classified as an operating lease beginning October 2016. Associated with the sale, in October 2016, the Company recognized a loss on the statement of operations of $19.6 million and a deferred gain of $81.5 million. The deferred gain will be amortized over the life of the lease. As of December 31, 2016, the non-current portion of the deferred gain is $78.2 million and the current portion of the deferred gain is $2.8 million in other current liabilities in the consolidated balance sheet.

During the year ended December 31, 2016 the Company recognized $9.3 million of interest expense under the financing obligation in interest expense and $4.3 million of rent expense in cost of goods sold for operating leases, related to payments made under the sales leaseback transaction, respectively.

15.    Commitments and contingencies

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

In connection with the Earn-out contingency described in Note 3, the Acquisition included contingent consideration of up to $100.0 million if and to the extent the 2015 financial results of the businesses acquired by Lone Star in the Acquisition, including the Company and HC's former building products business in the United Kingdom, exceeded a specified Adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such Adjusted EBITDA calculation exceeds the specified target, LSF9, and therefore, Forterra would be required to pay HC an amount equal to a multiple of such excess Adjusted EBITDA, with any payment capped at $100.0 million. In April 2016, the Company provided an earn-out statement to HC demonstrating that no payment was required. On June 13, 2016, HC provided notification that it is disputing, among other things, the Company’s calculation of Adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100.0 million. The Company does not believe HC’s position has merit and intends to vigorously oppose HC’s assertions.     On October 5, 2016, affiliates of HC filed a lawsuit in the Delaware Court of Chancery seeking specific performance and claiming access to the Company's books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert’s authority; and in the alternative, claiming a breach of contract and seeking the $100.0 million and other damages. In November 2016, the defendants filed a motion to dismiss the Delaware Action, and on January 6, 2017, the plaintiffs filed a First Amended Complaint. The defendants filed a motion to dismiss the First Amended Complaint on February 22, 2017, requesting that the Court dismiss all claims in the Delaware Action. On March 24, 2017, the plaintiffs in the Delaware Action filed a response,  and our reply is due on April 7, 2017. As a result of the Reorganization, the defendants in the Delaware Action are no longer part of the Company and its consolidated subsidiaries, however we remain the liable party in this matter. As of December 31, 2016, no liability for this contingency has been accrued as payment of any earn-out is not considered probable. However, the outcome of this matter is uncertain, and no assurance can be given to the ultimate outcome of the resulting proceedings. If the Company is unsuccessful in resolving the dispute, it could recognize a material charge to its earnings.

Long-term incentive plan

Following the Acquisition, Lone Star implemented a cash-based long term incentive plan (the “LTIP”), which entitles the participants in the LTIP a potential cash payout upon a liquidity event as defined by the LTIP. Potential liquidity events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star sells all or a portion of their direct and interests in the Company or successor entities of LSF9, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of December 31, 2016, no such liquidity

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

events that meet the required return for an LTIP payment have occurred, and therefore no amounts were accrued in the accompanying consolidated balance sheet. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future liquidity events. The timing and amount of such payments are unknown and is dependent upon future liquidity events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the Offering, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered.

Operating leases

The Company leases certain property and equipment for various periods under non-cancelable operating leases. Future minimum lease payments under such agreements as of December 31, 2016 were approximately:

2017	$30,764
2018	28,259
2019	27,279
2020	26,400
2021	32,675
Thereafter	584,248
$729,625

Tax receivable agreement

In connection with the Offering, the Company entered into a tax receivable agreement with Lone Star that provides for, among other things, the payment by the Company to Lone Star of 85% of the amount of certain covered tax benefits, which may reduce the actual liability for certain taxes that the Company might otherwise be required to pay. The tax benefits subject to the tax receivable agreement include: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that the Company had in its assets as of the time of the consummation of the Offering, (ii) the utilization of the Company's and its subsidiaries’ net operating losses and tax credits, if any, attributable to periods prior to the Offering, (iii) deductions in respect of payments made, funded or reimbursed by an initial party to the tax receivable agreement (other than the Company or one of its subsidiaries) or an affiliate thereof to participants under the LTIP, (iv) deductions in respect of transaction expenses attributable to the USP Acquisition and (v) certain other tax benefits attributable to payments made under the tax receivable agreement.

For purposes of the tax receivable agreement, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which all such related tax benefits remain. The Company accounts for potential payments under the tax receivable agreement as a contingent liability, with amounts accrued when considered probable and reasonably estimable. As of the Offering date, the Company recorded a $160.8 million liability and a reduction to additional paid-in-capital related to the tax receivable agreement for the undiscounted value of probable future payments. Net of tax effects of $18.5 million, the net reduction to additional paid-in-capital related to the initial liability for the tax receivable agreement issued in connection with the Offering was $142.3 million. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the Offering will be recorded as a reduction to the liability and will be recorded as a financing obligation in the statement of cash flows. At the end of each reporting period, any changes in the Company's estimate of the liability will be recorded in the statement of operations as a component of other income/expense and will be recorded as an operating activity in the statement of cash flows. As of December 31, 2016, the liability recorded is $160.8 million. The timing and amount of future tax benefits associated with the tax receivable agreement are subject to change, and additional payments may be required which could be materially different from the current accrued liability.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

16. Earnings per share

Basic earnings per share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Potentially dilutive securities include employee stock options and shares of restricted stock. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities. The restricted shares are considered participating securities for the purposes of our EPS calculation.

As described in Note 1, the building products operations of LSF9 were transferred to Forterra, Inc. in an internal reorganization under common control. Contemporaneously with this transaction, 3.75 million shares were issued by Forterra, Inc. to affiliate entities. For purposes of calculating earnings (loss) per share, weighted average shares prior to the Reorganization have been retroactively adjusted to give effect to the Reorganization for all historical periods presented in the Successor financial statements. The computations of earnings (loss) per share for periods prior to our IPO do not include the shares issued in connection with the IPO.

The calculations of the basic and diluted EPS for the year ended December 31, 2016 and the period from March 14, to December 31, 2015 are presented below:

	Year ended December 31,	March 14, to December 31,
	2016	2015
Loss from continuing operations	$(11,090)	$(74,178)
Discontinued operations, net of tax	3,484	(8,608)
Net loss	(7,606)	(82,786)

Common stock:
Weighted average basic shares outstanding	49,053,474	45,369,474
Effect of dilutive securities - stock options	—	—
Weighted average diluted shares outstanding	49,053,474	45,369,474

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.23)	$(1.63)
Income (loss) from discontinued operations, net of taxes	$0.07	$(0.19)
Net earnings (loss)	$(0.16)	$(1.82)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.23)	$(1.63)
Income (loss) from discontinued operations, net of taxes	$0.07	$(0.19)
Net earnings (loss)	$(0.16)	$(1.82)

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

17.    Employee benefit plans

Defined Contribution Plans - Successor

Subsequent to the Acquisition, the Company’s employees were able to participate in a 401K defined contribution plan. The Company contributes funds into this plan subject to certain limits. For the year ended December 31, 2016, and the period March 14, 2015 through December 31, 2015, the Company recorded an expense of $10.5 million and $6.4 million , respectively. For the period from January 1 through March 13, 2015, the Company recorded an expense of $1.4 million for the Predecessor’s participation in a similar plan sponsored by HC.

The Company’s employees that are covered by collective bargaining agreements were historically participants in several union-sponsored, multi-employer pension plans (union-sponsored plans) for all periods included in the Predecessor financial statements. Neither the Company nor HC or its affiliates administered the union-sponsored plans. Contributions to the plans were determined in accordance with the provisions of negotiated labor contracts. The plans were accounted for as defined contribution plans as it is not possible to isolate the components of such plans that would collectively comprise the Company’s liability. In the event of plan termination or the Company’s withdrawal from a multi-employer plan, the Company may be liable for a portion of the plan’s unfunded vested benefit obligation, if any. In connection with the Acquisition, HC indemnified the Successor against liabilities that might arise as a result of withdrawal from the plans, net of any tax benefit that might result from tax deductible payments to settle the withdrawal liability. As of December 31, 2015, the Company had no remaining employees covered by multi-employer plans. The Company has received one notice of its exit liability from the associated plan. Affiliates of HC have reimbursed the Company for the exit liability, net of estimated federal income tax subsequent to year end. The remaining plans have not communicated amounts associated with the Company’s exit from the plans and Company has not recorded an associated liability as the amount of the liability, if any, not estimable.

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

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Canadian employee benefit plans

The Canadian companies within the Predecessor sponsored several qualified and nonqualified pension plans and other postretirement benefit plans (“OPEB”) for substantially all of their employees. Such plans are defined benefit plans. The benefits provided under these plans are based primarily on years of credited service and final average pensionable pay as defined under the respective plan provisions. Contributions totaled $2.0 million for the year ended December 31, 2014.

The reconciliation of the beginning and ending balances of the pension obligation for the Canadian defined benefit retirement plans and other postretirement benefits for the year ended December 31, 2014 are as follows:

	Pension Benefits	Other Postretirement Benefits	Total
Benefit obligation at January 1, 2014	$42,067	$8,880	$50,947
Service cost	829	50	879
Interest cost	1,867	395	2,262
Employee contributions	66	—	66
Actuarial losses, net	5,482	1,071	6,553
Gross benefits paid	(2,811)	(304)	(3,115)
Exchange rate changes	(3,922)	(831)	(4,753)
Benefit obligation at December 31, 2014	$43,578	$9,261	$52,839

The components of net periodic pension costs for retirement benefits for the Canadian pension and other post retirement benefits are summarized below for the year ended December 31, 2014:

	Pension Benefits	Other Postretirement Benefits	Total
Service cost	$829	$50	$879
Interest cost	1,867	395	2,262
Expected return on plan assets	(1,853)	—	(1,853)
Curtailment gain recognized	—	—	—
Past service cost recognized	19	(48)	(29)
Net loss (gain) amortization	300	—	300
Net expense	$1,162	$397	$1,559

18. Stock-based plans

2016 Stock Incentive Plan

Forterra has one equity compensation plan under which it has granted stock awards, the Forterra, Inc. 2016

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Stock Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan became effective October 19, 2016, upon the approval of the Company's sole equity-holder, and serves as the umbrella plan for the Company’s stock-based and cash-based incentive compensation programs for its directors, officers and other eligible employees. The aggregate number of shares of common stock that may be issued under the 2016 Incentive Plan may not exceed 5,000,000 shares. Effective October 19, 2016, the board of directors granted employees and independent directors 361,590 options to purchase shares of common stock at an exercise price of $18.00 per share and 136,900 shares of restricted common stock. Both the options and restricted shares awarded to employees are subject to a four-year vesting period and the options and restricted shares awarded to independent directors are subject to a one-year vesting period. The awards of stock options granted under the 2016 Incentive Plan have a term of ten years.

In accordance with ASC 718, the Company recognizes stock-based compensation expense over the requisition service period for the entire award, which is generally the maximum vesting period of the award, in an amount equal to the fair value of share-based payments, which include stock options granted and restricted stock awards to employees and non-employees members of Forterra's Board of Directors. The Company records stock-based compensation expense in cost of goods sold and selling, general, and administrative expenses.

Stock-based compensation expense was approximately $0.3 million and related deferred tax benefits of approximately $0.1 million recognized for the year ended December 31, 2016.

Stock Option Grants

The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the option grants in the year ended December 31, 2016:

2016
Expected dividends	—%
Expected volatility	39.60%
Risk-free interest rate	0.35%
Expected lives in years	6.25
Weighted-average fair value of options:
Granted at fair value	$6.95
Weighted-average exercise price of options:
Granted at fair value	$18.00

The Black-Scholes model requires the use of subjective assumption including expectations of future dividends and stock price volatility. Expected volatility is calculated based on an analysis of historical and implied volatility measures for a set of Forterra's peer companies. The average expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock option have characteristics significantly different from those of traded options, the use of the Black-Scholes option pricing model may not provide a reliable estimate of the fair value of employee stock options.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

A summary of the status of stock options granted under the 2016 Incentive Plan as of December 31, 2016, and changes during the period then ended, is presented in the table below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	—	n/a
Granted	361,590	$18.00
Exercised	—	n/a
Forfeited	(3,750)	$18.00
Outstanding, end of year	357,840	$18.00
Options vested or expected to vest at year end	—	n/a
Options exercisable at year end	—	n/a

The first vesting period for the options granted is October 19, 2017, thus there are no options vested or expected to vest as of December 31, 2016. The Company has approximately $2.4 million of unrecognized stock option compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 3.75 years.

Restricted Stock Awards

Restricted stock awards are share awards that entitle the holder to receive shares of the Company's common stock which become freely transferable upon vesting. During the year ended December 31, 2016, pursuant to the 2016 Incentive Plan, the Company issued 136,900 restricted stock awards. The restricted stock awards granted to employees generally vest on a four-year vesting schedule with 25% vesting on each of the first four anniversaries of the grant date. The restricted stock awards granted to independent directors vest on the one-year anniversary of the date of grant. The Company determined the grant-date fair value of the restricted stock awards granted during the year ended December 31, 2016 to be approximately $2.5 million based upon the initial public offering price of the Company's common stock which was concurrent with the grant date. The estimated compensation cost of the restricted stock awards, which is equal to the fair value of the awards on the date of grant net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

The following table summarizes information about restricted stock award activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance, beginning of year	—	n/a
Grants	136,900	$18.00
Vested shares	—	n/a
Forfeitures	(2,250)	$18.00
Unvested balance, end of year	134,650	$18.00

At December 31, 2016, there was $2.3 million of total unrecognized compensation cost related to unvested restricted stock and that cost is expected to be recognized over a weighted average period of 3.75 years. The were no shares which vested for the year ended December 31, 2016.

19.    Income Taxes

Successor

As of the date of the Acquisition, the combined Successor financial statements reflect a new tax basis of accounting as the Company includes taxable entities independent of the Predecessor. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts, using currently enacted tax rates. All tax consequences associated with the Predecessor period were retained by HC.

Predecessor

The Company’s U.S. and non-U.S. operations have been historically included in certain HC consolidated tax returns. The tax provisions have been prepared on a stand-alone basis, as if the business was a separate group of companies under common ownership although the Company was included in the HC entities’ tax returns. The operations have been combined as if they were filing on a consolidated basis for U.S. and state income tax purposes as they were historically included in the consolidated U.S. Income tax returns and certain consolidated or unitary group state returns of the prior parent entity. The non-U.S. tax provision has been determined on a stand-alone basis for each non-U.S. affiliate as these entities have historically filed stand-alone returns as required by the jurisdiction in which they operate.

The Company recorded income tax benefit (expense) from continuing operations of $51,692, $(5,392), $742, and $(2,660), for the year ended December 31, 2016, the period from March 14, 2015 to December 31, 2015, January 1, 2015 to March 13, 2015 and the year ended December 31, 2014, respectively.

The Company’s income (loss) from continuing operations before income taxes for year ended December 31, 2016, the period March 14, 2015 to December 31, 2015, January 1, 2015 to March 13, 2015 and for the year ended December 31, 2014 was as follows:

	Successor		Predecessor
	Year ended December 31,	For the period from March 14 to December 31,	For the period from January 1 to March 13,	Year ended December 31,
	2016	2015	2015	2014
U.S. companies	$(80,425)	$(85,674)	$(2,424)	$(3,850)
Foreign companies	17,643	16,888	(90)	15,933
Total income (loss) from continuing operations before income taxes	$(62,782)	$(68,786)	$(2,514)	$12,083

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

The income tax benefit (expense) from continuing operations for the period ended December 31, 2016, the period March 14, 2015 to December 31, 2015, January 1, 2015 to March 13, 2015 and for the year ended December 31, 2014 are as follows:

	Successor		Predecessor
	Year ended December 31,	For the period from March 14 to December 31,	For the period from January 1 to March 13,	Year ended December 31,
	2016	2015	2015	2014
Current income tax
U.S. companies	$(5,265)	$—	—	$589
State	(6,370)	(765)	—	—
Foreign companies	(7,599)	(6,633)	3,491	(2,388)
Total current tax (expense) benefit	(19,234)	(7,398)	3,491	(1,799)

Deferred income tax
U.S. companies	59,084	—	—	—
State	9,326	470	—	—
Foreign companies	2,516	1,536	(2,749)	(861)
Total deferred tax (expense) benefit	70,926	2,006	(2,749)	(861)

Income tax (expense) benefit - continuing operations	$51,692	$(5,392)	$742	$(2,660)
The rate reconciliation for continuing operations presented below is based on the U.S. federal statutory tax rate of 35% because the predominant business activity is in the U.S.:

	Successor		Predecessor
	Year ended December 31,	For the period from March 14 to December 31,	For the period from January 1 to March 13,	Year ended December 31,
	2016	2015	2015	2014
Income (loss) from continuing operations	$(62,782)	$(68,786)	$(2,514)	$12,083

Income tax expense at statutory rate of 35%	$21,974	$24,075	$880	$(4,229)
State income taxes, net of federal benefit	2,725	1,726	—	(70)
Foreign rate differential	1,746	1,635	(226)	1,401
Non-deductible expenses	(642)	(391)	—	—
Change in valuation allowance	28,597	(31,418)	(2,223)	(368)
Non-deductible transaction costs	(2,786)	(558)	—	—
Other	78	(461)	2,311	606
Total income tax expense (benefit)	$51,692	$(5,392)	$742	$(2,660)

The income tax benefit for the year ended December 31, 2016 is primarily attributable to the release of the Company’s U.S. federal and unitary state valuation allowance. The Company recorded deferred income tax liabilities of $173.0 million through acquisition accounting for the acquisition of Sherman-Dixie Concrete Industries, Inc. and USP Holdings, Inc. These deferred tax liabilities are a source of future taxable income that makes realization of certain deferred tax assets more likely than not. The company continues to maintain valuation allowance for certain separate company net state's deferred tax assets as well as for certain foreign jurisdictions.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

The income tax expense for the period from March 13, 2015 to December 31, 2015 is primarily attributable to the profitability of foreign operations.

The net deferred tax asset (liability) balances were comprised of the following components as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Inventory	$10,785	$7,275
Reserves	3,498	3,174
Accrued liabilities	6,560	7,367
Net operating losses	1,874	11,484
Capitalized transaction costs	5,018	2,271
Intangible assets	—	1,135
Deferred gain on sale leaseback	28,058	—
Tax receivable agreement	18,431	—
Other assets	484	523
Total deferred tax assets	74,708	33,229
Valuation allowance	(3,751)	(27,666)
Total deferred tax assets, net	$70,957	$5,563
Deferred tax liabilities:
Fixed assets	$(87,704)	$(6,081)
Deferred financing costs	(13,837)	—
Intangibles	(67,822)	(194)
Other liabilities	(2,144)	(1,240)
Total deferred tax liabilities	$(171,507)	$(7,515)

Net deferred tax asset (liability)	$(100,550)	$(1,952)

As of December 31, 2016, the Company has tax loss carryforwards as follows:

	Amount	Expiration Date
Federal net operating losses	$—	—
State net operating losses	$21,491	2031-2036
Foreign net operating losses	$3,633	2034-2036

Income tax expense and related current and deferred income taxes receivable and payable for the period from January 1, 2015 to March 13, 2015 and the year ended December 31, 2014 were calculated assuming hypothetical stand-alone income tax returns filed in Canada and its provinces and hypothetical consolidated income tax return for the Predecessor’s U.S. and state activities. The related tax provision amounts for the period from March 14, 2015 to December 31, 2015 were calculated based on the Company’s stand-alone activity post-acquisition.

Historically, the U.S. companies were included in the consolidated U.S. income tax return and certain consolidated or unitary group state returns of LHI. The Company’s deferred tax assets and liabilities for the year ending December 31, 2014 are determined on the hypothetical basis described above and do not reflect the amount that would be determined for the Company on a stand-alone basis. The federal and state net operating loss carryover amounts include interest deductions in the Successor period ended December 31, 2015 that are

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

the result of carve-out accounting adjustments, which will not be included in the actual net operating loss carryover available to reduce future tax liability. All hypothetical current taxes payable or receivable prior to March 13, 2015 are deemed settled through net parent investment. All tax attributes of the predecessor remain with HC under terms of the Acquisition.

As described in Note 1 - Organization and description of the business, Basis of Presentation - Successor, the Company’s consolidated financial statements include certain assets and liabilities historically held at LSF9. Forterra was obligated to pay debt and interest related to the 2015 Senior Term Loan, Junior Term Loan, and 2015 Revolving line of credit; therefore, the Company’s historical income tax expense, taxes payable and deferred tax assets and liabilities include the tax consequences of these obligations. In connection with the Reorganization, the Company recognized reductions of Additional Paid-In Capital of $11.3 million related to deferred tax liabilities and $25.2 million related to income tax payable associated with these obligations that will be realized by an LSF9 affiliate which is not included in the consolidated financial statements of the Company.

Also as described in Note 1, LSF9 distributed its brick operations in the United States and Eastern Canada to an affiliate of Lone Star. Forterra incurred $31.1 million in taxes payable related to the distribution and $2.1 million of reduction of deferred tax assets, and recognized corresponding reductions to Additional Paid-In Capital.

As described in Note 15 - Commitments and contingencies, Tax receivable agreement, in connection with the Offering, the Company recorded an $18.4 million deferred tax asset with a corresponding increase to Additional Paid-In Capital.

U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Prior to the Reorganization, the foreign subsidiaries were not considered subsidiaries for U.S. income tax purposes. The amount of such temporary differences after the Reorganization transaction were immaterial as of December 31, 2016.

Uncertain tax positions

The Company is subject to audit examinations at federal, state, local, and foreign levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any tax return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcomes of these challenges are subject to uncertainty. Taxable years after 2012 are still open for examination for the U.S. and Canada.

Each period the Company assesses uncertain tax positions for recognition, measurement and effective settlement. Based on our assessment, we have determined that no liabilities for uncertain tax positions should be recorded.

20.    Segment reporting

Segment information is presented in accordance with ASC 280, Segment Reporting (“ASC 280”), which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s chief operating decision maker ("CODM") in order to allocate resources and assess performance. The Corporate and Other segment includes expenses related to certain executive salaries, interest costs related to the Company's credit agreements, acquisition related costs, and other corporate costs that are not directly attributable to the Company's operating segments. The accounting policies the Company's segments follow the Company's accounting policies.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

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

The following tables set forth reportable segment information with respect to net sales and other financial information attributable to the Company's reportable segments for the year ended December 31, 2016, for the period from March 14, 2015 to December 31, 2015, for the period from January 1, 2015 to March 13, 2015 and for the year ended December 31, 2014 :

Successor

For the year ended December 31, 2016:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net Sales	$728,872	$632,573	$2,517	1,363,962
Income (loss) from continuing operations before income taxes	89,706	45,084	(197,572)	(62,782)
Depreciation and amortization	41,004	51,799	700	93,503
Interest expense	7,564	1,758	115,726	125,048
EBITDA	$138,274	$98,641	$(81,146)	$155,769

Capital expenditures	$22,570	$25,740	$2,809	$51,119
Total assets as of December 31, 2016	$719,439	$1,056,572	$48,775	$1,824,786

For the period from March 14 to December 31, 2015:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net Sales	$431,723	$167,417	$5,135	604,275
Income (loss) from continuing operations before income taxes	48,216	6,824	(123,826)	(68,786)
Depreciation and amortization	16,792	7,944	512	25,248
Interest (income)/expense	(5)	—	45,958	45,953
EBITDA	$65,003	$14,768	$(77,356)	$2,415

Capital expenditures	$10,648	$4,719	$—	$15,367
Total assets as of December 31, 2015	$626,477	$136,909	$24,409	$787,795

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Predecessor

For the period from January 1 to March 13, 2015:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net Sales	$79,341	$30,464	$2,893	$112,698
Income (loss) from continuing operations before income taxes	8,839	(3,192)	(8,161)	(2,514)
Depreciation and amortization	3,231	1,030	128	4,389
Interest expense	—	—	82	82
EBITDA	$12,070	$(2,162)	$(7,951)	$1,957

Capital expenditures	$621	$1,851	$—	$2,472

For the year ended December 31, 2014:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net Sales	$436,754	$149,864	$10,808	$597,426
Income (loss) from continuing operations before income taxes	64,686	6,412	(59,015)	12,083
Depreciation and amortization	16,011	4,968	2,645	23,624
Interest (income)/expense	—	—	—	—
EBITDA	$80,697	$11,380	$(56,370)	$35,707

Capital expenditures	$7,386	$13,403	$—	$20,789

In addition, the Company also has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $11.9 million , $8.4 million , $0.1 million , and $4.5 million for the year ended December 31, 2016, the period from March 14, to December 31, 2015, January 1, to March 13, 2015, and the year ended December 31, 2014, respectively, and with the following balances:

	At December 31,
	2016	2015
Investment in equity method investee	$55,236	$56,289

The Company is also required by ASC 280 to disclose additional information related to geographic location. The Company has operations in the United States, Canada and Mexico. The Company has both revenues and long-lived assets in each country and those assets and revenues are recorded within geographic location as follows:

Property, plant, and equipment, net:	December 31,
	2016	2015
United States	$422,853	$266,846
Canada	19,584	49,013
Mexico	10,477	—
	$452,914	$315,859

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

	Successor		Predecessor
Net Sales:	Year ended December 31	For the period from March 14 to December 31,	For the period from January 1 to March 13,	Year ended December 31
	2016	2015	2015	2014
United States	$1,244,378	$508,403	$96,973	$506,280
Canada	110,567	95,872	15,725	91,146
Mexico	9,017	—	—	—
	$1,363,962	$604,275	$112,698	$597,426
21. Discontinued operations

On August 23, 2016, an affiliate of Lone Star entered into an agreement with an unaffiliated third party to contribute Forterra's bricks business to a Bricks Joint Venture. In exchange for the contribution of the bricks business, an affiliate of Lone Star received a 50% interest in the Bricks Joint Venture. In connection with the Reorganization described in note 1, on October 17th, 2016, Forterra distributed its bricks business to an affiliate of Lone Star in a transaction among entities under common control (the Bricks Disposition). Following the Bricks Disposition, Forterra no longer had any relation to or business affiliation with its former bricks business or the Bricks Joint Venture other than contractual arrangements regarding certain limited transition services, the temporary use of the “Forterra” name, and a short-term loan, of approximately $11.9 million, which was subsequently been repaid in full in 2016.

As of the disposition date, the carrying value of net assets related to the brick business of $117.0 million were removed from the Company's balance sheet and recognized as a return of capital. In addition, the disposition resulted in a net tax impact of $33.2 million which is recognized as a reduction of contributed capital. The Company also reclassified the operations of the Company's then-former Brick business to discontinued operations for all periods presented on the statement of operations. On the balance sheets, the prior period assets and liabilities of the Brick business have been reclassified as amounts held for divestiture.

In the Predecessor periods, certain plants and facilities were determined to be outside of the scope of the Acquisition, and as such were presented as held for sale on the combined balance sheets and discontinued operations on the combined statements of operations. As of September 30, 2014, the Company distributed $16.4 million representing the net assets of the Maple Grove structural precast manufacturing business (“Maple Grove”) in the United States to HC. HC sold Maple Grove to a third party on October 31, 2014; therefore, the results of Maple Grove operations the year ended December 31, 2014 are reflected as discontinued operations.

The following table includes the major classes of line items constituting pretax income (loss) of discontinued operations for the periods presented:

	Successor		Predecessor
	Year ended December 31,	March 14 - December 31,	January 1 - March 13,	Year ended December 31,
	2016	2015	2015	2014
Revenues	$117,206	$118,389	$19,922	$174,360
Cost of goods sold	98,043	112,775	19,493	157,614
Gross Profit	19,163	5,614	429	16,746
Selling, general and administrative	(14,186)	(13,417)	(4,577)	(16,248)
Other income and expense items	(785)	(419)	164	(600)
Pretax income (loss) on discontinued operations	4,192	(8,222)	(3,984)	(102)
Income tax expense	(708)	(386)	—	(473)
Discontinued operations, net of tax	$3,484	$(8,608)	$(3,984)	$(575)

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

The major classes of assets and liabilities included as part of discontinued operations are as follows:

December 31, 2015
Cash	$17,563
Trade receivables, net	12,333
Inventories	42,044
Other current assets	116
Current assets held for divestiture	72,056
Property, plant and equipment, net	73,065
Other long term assets	5,959
Non-current assets held for divestiture	79,024
Total assets of disposal group classified as held for divestiture	$151,080

Trade payables	$11,349
Accrued liabilities	7,902
Other current liabilities	78
Current liabilities held for divestiture	19,329
Other long-term liabilities	991
Non-current liabilities held for divestiture	991
Total liabilities of disposal group classified as held for divestiture	$20,320

As the divestiture was completed October 17, 2016, there were no assets or liabilities held for divestiture as of December 31, 2016.

Cash flows relating to all plants presented as discontinued operations are included in operating an investing activities for all periods presented, however the depreciation, amortization and capitalize expenditures related to discontinued operations are as follows:

	Successor		Predecessor
	Year ended December 31,	Period from March 14 - December 31,	Period from January 1 - March 13,	Year ended December 31,
	2016	2015	2015	2014
Depreciation and amortization	$6,370	$7,680	$2,505	$12,981
Capital expenditures	$8,251	$4,677	$272	$4,505

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

22. Related party transactions

Successor

Hudson Advisors

The Company had an advisory agreement with Hudson Advisors, an affiliate of Lone Star, to provide certain management oversight services to the Company, including assistance and advice on strategic plans, obtaining and maintaining certain legal documents, and communicating and coordinating with service providers. The Company incurred fees totaling $4.7 million and $9.2 million for the year ended December 31, 2016 and for the period from March 14 to December 31, 2015, respectively, included in Selling, general and administrative expense on the consolidated Successor statement of operations.

In conjunction with the Offering, the advisory agreement with Hudson Advisors has been terminated.

Affiliates receivable

The Company pays for certain services provided for affiliates which the Company bills to its affiliates. At December 31, 2016, the Company recorded a receivable of $0.1 million for services paid on behalf of affiliates in other current assets on the consolidated balance sheet.

Tax receivable agreement

In connection with the Offering, the Company entered into a tax receivable agreement with Lone Star that provides for, among other things, the payment by the Company to Lone Star of 85% of the amount of certain covered tax benefits, which may reduce the actual liability for certain taxes that the Company might otherwise be required to pay. See further discussion at Note 15 Commitments and contingencies.

Contributed capital

During 2016, we had a capital contribution for the funding of the U.S. Pipe acquisition of $402.1 million. We also distributed the net assets and certain tax attributes associated with Brick of $150.2 million to affiliates of LSF9 as well as the Tax Receivable Agreement of $142.3 million. Additionally, we made cash distributions to affiliates of LSF9 of $363.6 million and had other contributed capital activity of $38.4 million.

The initial contributed capital of LSF9 allocated to the Company was $167.5 million at the date of the Acquisition. During the period from March 14, 2015 to December 31, 2015, the Company paid certain transaction and other costs for affiliates that are recorded as distributions in these financial statements. Likewise, an affiliate not included in these financial statements paid $14.9 million of interest on behalf of the Company. The above activity is recorded net as a return of contributed capital of $27.6 million in these financial statements.

Bricks Joint Venture

In connection with the Bricks Disposition, Forterra entered into a transition services agreement with the joint venture formed by the affiliate of Lone and and an unaffiliated third party pursuant to which Forterra's former bricks business was contributed (the "Bricks Joint Venture"). Pursuant to the transition services agreement. Forterra would continue to provide certain administrative services, including but not limited to information technology, accounting and treasury for a limited period of time. The Bricks Joint Venture paid the Company a total of $0.2 million pursuant to the transition services agreement in the year ended December 31, 2016. Additionally, through the fourth quarter of 2016, the Company continued to collect cash from as well as settle invoices on behalf of its former Bricks business. As a result, as of December 31, 2016, Forterra has a net payable of $8.4 million for net cash collected on behalf of the recently divested Bricks business .

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

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

Allocated expenses

The Predecessor was allocated selling, general and administrative expenses from the Parent for certain shared services of $4.1 million, for the period from January 1, 2015 to March 13, 2015. The allocated costs are included in costs of goods sold or selling, general and administrative expenses in the combined statements of operations. The historical costs and expenses reflected in the Company's combined financial statements include an allocation for certain corporate functions historically provided by HC or its wholly-owned subsidiaries. Substantially all of the Company’s senior management were employed by HC and certain functions critical to the Company’s operations were centralized and managed by HC. Historically, the centralized functions have included executive senior management, financial reporting, financial planning and analysis, accounting, shared services, information technology, tax, risk management, treasury, legal, human resources, land management and strategy and development. Additionally, the Company temporarily rented office space provided by affiliates of HC. The cost of each of these services has been allocated to the Company on the basis of the Company’s relative net sales or head count as compared to that of HC depending upon which allocation methodology is more meaningful for each service. The Company and HC believe that these allocations reasonably reflect the utilization of services provided and benefits received. However, these amounts are not necessarily representative of the amounts that would have been incurred by the Company as a standalone entity.

23.   Quarterly Financial Data (Unaudited)

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

The following is a summary of the quarterly results of operations:

Year ended December 31, 2016:	Successor
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$186,996	$381,723	$441,134	$354,109
Cost of goods sold	151,305	298,632	339,817	293,754
Income (loss) from continuing operations before taxes	(12,729)	5,674	12,521	(68,248)
Income (loss) from continuing operations	(2,162)	31,846	4,368	(45,142)
Income (loss) from discontinued operations, net of taxes	(1,774)	4,843	4,000	(3,585)
Net income (loss)	(3,936)	36,689	8,368	(48,727)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.05)	$0.70	$0.10	$(0.75)
Income (loss) from discontinued operations, net of taxes	$(0.04)	$0.11	$0.09	$(0.06)
Net earnings (loss)	$(0.09)	$0.81	$0.19	$(0.81)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.05)	$0.70	$0.10	$(0.75)
Income (loss) from discontinued operations, net of taxes	$(0.04)	$0.11	$0.09	$(0.06)
Net earnings (loss)	$(0.09)	$0.81	$0.19	$(0.81)

Year ended December 31, 2015:	Predecessor	Successor
(in thousands, except per share amounts)	January 1 through March 13,	March 14 through March 31,	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$112,698	$32,080	$173,622	$202,231	$196,342
Cost of goods sold	98,339	28,700	152,910	160,333	171,780
Loss from continuing operations before taxes	(2,514)	(17,621)	(11,686)	(10,453)	(29,026)
Loss from continuing operations	(1,772)	(17,621)	(13,136)	(13,053)	(30,368)
Loss from discontinued operations, net of taxes	(3,984)	51	(4,011)	(1,914)	(2,734)
Net loss	(5,756)	(17,570)	(17,147)	(14,967)	(33,102)
Basic earnings (loss) per share:
Loss from continuing operations	n/a	$(0.39)	$(0.29)	$(0.29)	$(0.67)
Loss from discontinued operations, net of taxes	n/a	$—	$(0.09)	$(0.04)	$(0.06)
Net loss	n/a	$(0.39)	$(0.38)	$(0.33)	$(0.73)
Diluted earnings (loss) per share:
Loss from continuing operations	n/a	$(0.39)	$(0.29)	$(0.29)	$(0.67)
Loss from discontinued operations, net of taxes	n/a	$—	$(0.09)	$(0.04)	$(0.06)
Net loss	n/a	$(0.39)	$(0.38)	$(0.33)	$(0.73)

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

24.    Subsequent events

On February 3, 2017, Forterra acquired Royal Enterprises America, Inc. ("Royal") for aggregate consideration of $35.5 million, subject to customary working capital adjustments. Royal manufactures concrete drainage pipe, precast concrete products, stormwater treatment technologies and erosion control products serving the greater Minneapolis market. The acquisition was financed with borrowings on the 2016 Revolver.

On February 9, 2017, Forterra entered into two interest rate swap transactions with a combined notional value of $525 million.  Under the terms of both swap transactions, Forterra agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swap has a three-year tenor and expires on March 31, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2016.

Based on the evaluation referenced above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2016 because of the material weaknesses discussed below.

In light of these material weaknesses, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with US GAAP. These measures included, among other things, expansion of our year-end closing and consolidation procedures, and implementation of additional analytical reviews and verification procedures. As a result, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. However, material weaknesses in our internal control over financial reporting were identified in connection with the audit of our financial statements for the period from March 14, 2015 to December 31, 2015 and for the year ended December 31, 2016 and therefore disclosure regarding these matters and the status of our remediation thereof is set forth below.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the audit of our financial statements during the period from March 14, 2015 to December 31, 2015 and year ended December 31, 2016, material weaknesses in our internal control over financial reporting were identified.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

A material weakness with respect to inventory was identified in connection with the audit of our financial statements for the period from March 14, 2015 to December 31, 2015 and, as of December 31, 2016, existed regarding the following:

•
Material weakness related to the aggregation of control deficiencies relating to inventory, including control deficiencies related to physical inventory counts, the evaluation of reserves for excess inventories, the periodic review of manufacturing labor and overhead variances, and standard cost procedures.

A material weakness with respect to bill and hold transactions was identified in connection with the audit of our financial statements for the year ended December 31, 2016 and, as of December 31, 2016, existed regarding:

•
Material weakness related to control deficiencies relating to bill and hold revenue transactions, including control deficiencies related to procedures to identify all bill and hold arrangements and sufficiently evaluate the accounting criteria prior to revenue recognition.

Planned Remediation

The following describes the continuing remediation that management is taking to address the material weaknesses described above as of December 31, 2016:

•	Recruit additional knowledgeable accounting personnel focused on inventory cost processes and controls.

•	Create accounting policies for establishing and monitoring inventory standard costs, evaluating labor and overhead variances and revenue recognition including bill and hold transactions.

•	Conduct additional training on all accounting policies with special emphasis on physical inventory counts.

•	Direct the internal audit organization to increase risk-based monitoring of inventory physical counts.

•	Create new monitoring controls to identify and correct invalid amounts within sales backlog.

•	Implement a policy which prohibits bill and hold transactions.

The previously disclosed material weakness regarding systems, processes and people identified in connection with the audit of our financial statements for the period from March 14, 2015 to December 31, 2015 was remediated in 2016.

The following describes the remedial actions that have been implemented to date to address our material weaknesses existing as of December 31, 2015:

•	Expanded and strengthened our finance and accounting organization by recruiting and hiring additional finance personnel;

•	Created our internal audit organization, which reports directly to our audit committee;

•	Documented transaction processes and designed internal controls for each business cycle (Purchase to Pay, Quote to Cash, Inventory, Payroll and Benefits, and Financial Close and Reporting);

•	Implemented a new accounting application to enhance controls over account reconciliations; and

•	Trained users on our ERP system use and controls.

Changes in Internal Control over Financial Reporting

Other than the Completed Remediation actions described above there were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have a materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of our control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2016.

Item 11. Executive Compensation

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2016, information with respect to (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance, in each case under our 2016 Stock Incentive Plan. We do not have any equity compensation plans not approved by security holders.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	361,590	$18.00	4,501,510

All other information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

Item 14. Principal Accountant Fees and Services

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit

2.1+
Purchase Agreement, dated as of December 23, 2014, by and between HBMA Holdings LLC, Structherm Holdings Limited, Hanson America Holdings (4) Limited, Hanson Packed Products Limited and LSF9 Stardust Holdings LLC, and, solely for the purposes of Section 9.08 and Article IX thereto, HeidelbergCement AG.
(a)

2.2
Amendment No. 1 to the Purchase Agreement, dated as of January 21, 2015, by and between HBMA Holdings LLC, Structherm Holdings Limited, Hanson America Holdings (4) Limited, Hanson Packed Products Limited and LSF9 Stardust Holdings LLC.
(a)

2.3
Assignment and Amendment to the Purchase Agreement, dated as of March 13, 2015, by and between LSF9 Stardust Holdings LLC and LSF9 Concrete Ltd, and solely for the purposes of Article III thereto, HBMA Holdings LLC, Structherm Holdings Limited, Hanson America Holdings (4) Limited, Hanson Packed Products Limited, Stardust Acquisition I Company, LLC, Stardust Acquisition II Company, LLC, LSF9 Concrete UK Ltd, Stardust Canada Acquisition I Ltd And Stardust Canada Acquisition II Ltd.
(a)

2.4+	Stock Purchase Agreement, dated as of August 20, 2015, by and among HBP Pipe & Precast LLC, Cretex Companies, Inc. and Cretex Concrete Products, Inc.	(a)

2.5+	Purchase Agreement, dated as of January 29, 2016, by and among Forterra Pipe & Precast, LLC, Sherman-Dixie Concrete Industries, Inc., the shareholders named therein, and PKD Partnership.	(a)

2.6+
Stock Purchase Agreement, dated as of February 12, 2016, by and among Forterra Pipe & Precast, LLC, USP Holdings Inc., the stockholders and optionholders of USP Holdings Inc. named therein, and Alabama Seller Rep Inc.
(a)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(d)

3.2	Amended and Restated Bylaws of the Registrant.	(b)

4.1	Registration Rights Agreement dated as of October 19, 2016 between Forterra, Inc. and LSF9 Concrete Mid-Holdings Ltd.	(b)

4.2	Form of Certificate of Common Stock of the Registrant.	(e)

10.1
Senior Lien Term Loan Credit Agreement dated as of March 13, 2015, by and among LSF9 Concrete Ltd, LSF9 Concrete Holdings Ltd, Stardust Finance Holdings, Inc., as borrower, the lenders party thereto, and Credit Suisse AG as administrative agent.
(a)

10.2
First Incremental Facility Amendment to the Senior Lien Term Loan Credit Agreement, dated as of October 1, 2015, by and among LSF9 Concrete Ltd, LSF9 Concrete Holdings Ltd, Stardust Finance Holdings, Inc., the guarantors party thereto, the lenders party thereto, and Credit Suisse AG as administrative agent.
(a)

10.3
Second Incremental Facility Amendment to the Senior Lien Term Loan Credit Agreement, dated as of June 17, 2016, by and among LSF9 Concrete Ltd, LSF9 Concrete Holdings Ltd, Stardust Finance Holdings, Inc., the guarantors party thereto, the lenders party thereto, and Credit Suisse AG as administrative agent.
(a)

10.4
Junior Lien Term Loan Credit Agreement dated as of March 13, 2015, by and among LSF9 Concrete Ltd, LSF9 Concrete Holdings Ltd, Stardust Finance Holdings, Inc., as borrower, the lenders party thereto, and Credit Suisse AG as administrative agent.
(a)

10.5
ABL Credit Agreement dated as of March 13, 2015, by and among LSF9 Concrete Ltd, LSF9 Concrete Holdings Ltd, Stardust Finance Holdings, Inc., as initial borrower, the additional revolving borrowers party thereto, the lenders party thereto, Credit Suisse AG as administrative agent, and Bank of America, N.A. as collateral agent.
(a)

10.6
First Amendment to ABL Credit Agreement, dated as of April 1, 2015, by and among LSF9 Concrete Holdings Ltd, Stardust Finance Holdings, Inc., the additional revolving borrowers party thereto, the guarantors party thereto, the lenders party thereto and Credit Suisse AG as administrative agent.
(a)

10.7
Incremental Facility Amendment to ABL Credit Agreement, dated as of November 10, 2015, by and among LSF9 Concrete Ltd, LSF9 Concrete Holdings Ltd, Stardust Finance Holdings, Inc., the additional revolving borrowers party thereto, the guarantors party thereto, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Bank of America, N.A. as collateral agent.
(a)

10.8
Second Amendment and Consent to ABL Credit Agreement, dated as of April 13, 2016, by and among LSF9 Concrete Ltd, LSF9 Concrete Holdings Ltd, Stardust Finance Holdings, Inc., the additional revolving borrowers party thereto, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A. as collateral agent and administrative agent.
(a)

10.9
Master Land and Building Lease, dated April 5, 2016, by and among Forterra Pipe & Precast, LLC, Forterra Pressure Pipe, Inc., Forterra Concrete Products, Inc. and Forterra Concrete Industries, Inc., as Tenant, and Pipe Portfolio Owner (MULTI) LP, as Landlord.
(b)

10.10
First Amendment to Master Land and Building Lease, dated April 14, 2016 by and among Forterra Pipe & Precast, LLC, Forterra Pressure Pipe, Inc., Forterra Concrete Products, Inc., Forterra Concrete Industries, Inc. and Pipe Portfolio Owner (MULTI) LP.
(b)

10.11
Master Land and Building Lease, dated April 5, 2016, by and among, Forterra Pipe & Precast, Ltd., Forterra Pressure Pipe, Inc., and Forterra Pipe & Precast Quebec, Ltd., as Tenant, and FORT-NOM Holdings (ONQC) LTD., as Landlord.
(b)

10.12
Amended and Restated Limited Liability Company Agreement of Concrete Pipe & Precast, LLC, dated as of August 3, 2012, by and among Concrete Pipe & Precast, LLC, Americast, Inc. and Hanson Pipe & Precast LLC.
(a)

10.13	Asset Advisory Agreement, dated as of February 9, 2015, by and between Hudson Americas LLC, LSF9 Stardust Holdings, L.P., and Lone Star Fund IX (U.S.), L.P. for purposes of Section 7(a).	(a)

10.14	Form of Tax Receivable Agreement.	(e)

10.15	Form of Indemnification Agreement for executive officers and directors.	(b)

10.16#	Employment Agreement between HBP Pipe and Precast LLC and Jeff Bradley dated as of July 8, 2015.	(a)

10.17#	Amended and Restated Employment Agreement between Forterra Pipe & Precast, LLC and William Matthew Brown dated as of June 28, 2016.	(a)

10.18#	LSF9 Concrete Holdings Ltd. Long Term Incentive Plan (with form of award agreement).	(a)
10.19#	Notice regarding LSF9 Concrete Holdings Ltd. Long Term Incentive Plan dated December 14, 2016.	*

10.20#	Forterra, Inc. 2016 Stock Incentive Plan.	(g)

10.21#	Form of Grant Notice for 2016 Stock Incentive Plan Nonqualified Stock Options Award.	(c)

10.22#	Form of Grant Notice for 2016 Stock Incentive Plan Incentive Stock Options Award.	(c)

10.23#	Form of Grant Notice for 2016 Stock Incentive Plan Restricted Stock Award.	(c)

10.24#	Form of Grant Notice for 2016 Stock Incentive Plan Restricted Stock Unit Award.	(c)

10.25#	Form of Grant Notice for 2016 Stock Incentive Plan Performance Restricted Stock Unit Award.	(c)

10.26
Senior Lien Term Loan Credit Agreement dated October 25, 2016 by and among Forterra, Inc., Forterra Finance, LLC, as borrower, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
(f)

10.27	ABL Credit Agreement dated October 25, 2016 by and among Forterra, Inc. and certain of its subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as agent.	(f)

21.1	Subsidiaries of the Registrant.	*

23.1	Consent of Ernst & Young LLP.	*

23.2	Consent of Hein & Associates LLP.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	^

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

99.1	Financial Statements of Concrete Pipe & Precast, LLC as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014.	*

101.INS	XBRL Instance Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*
101.DEF	XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

*	Filed herewith
#	Denotes management compensatory plan or arrangement
+	Certain schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.
^
Exhibit 32.1 shall not be deemed filed with the SEC, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(a)	Previously filed on July 8, 2016 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(b)	Previously filed on August 15, 2016 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(c)	Previously filed on September 8, 2016 as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(d)	Previously filed on October 7, 2016 as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(e)	Previously filed on October 17, 2016 as an exhibit to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(f)	Previously filed on November 11, 2016 as an exhibit to the Company’s Current Report on Form 8-K/A and incorporated herein by reference.
(g)	Previously filed on January 10, 2017 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-215504) and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTERRA, INC.
(Registrant)

	/s/ Jeff Bradley	March 31, 2017
By:	Jeff Bradley
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jeffrey Bradley	President and Chief Executive Officer; Director	March 31, 2017
Jeffrey Bradley	(Principal Executive Officer)

/s/ William Matthew Brown	Executive Vice President and Chief Financial Officer	March 31, 2017
William Matthew Brown	(Principal Financial Officer, Principal Accounting Officer)

/s/ Kevin Barner	Director	March 31, 2017
Kevin Barner

/s/ Robert Corcoran	Director	March 31, 2017
Robert Corcoran

/s/ Samuel D. Loughlin	Chairman of the Board, Director	March 31, 2017
Samuel D. Loughlin

/s/ Clint McDonnough	Director	March 31, 2017
Clint McDonnough

/s/ John McPherson	Director	March 31, 2017
John McPherson

/s/ Chris Meyer	Director	March 31, 2017
Chris Meyer

/s/ Jacques Sarrazin	Director	March 31, 2017
Jacques Sarrazin

/s/ Chadwick Suss	Director	March 31, 2017
Chadwick Suss

/s/ Kyle Volluz	Director	March 31, 2017
Kyle Volluz

/s/ Grant Wilbeck	Director	March 31, 2017
Grant Wilbeck