Form 10-Q
period 2017-03-31
Forterra, Inc.
filed 2017-05-15
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 64,138,900 shares of common stock, par value $0.001 per share, of the registrant outstanding as of May 12, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FORTERRA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share data)

	Three months ended
	March 31,
	2017	2016
	(unaudited)
Net sales	$338,302	$186,996
Cost of goods sold	299,335	151,305
Gross profit	38,967	35,691
Selling, general & administrative expenses	(65,301)	(33,661)
Impairment and exit charges	(435)	—
Earnings from equity method investee	3,171	1,303
Gain (loss) on sale of property, plant, and equipment, net	(774)	2
Other operating income	2,007	1,226
	(61,332)	(31,130)
Income (loss) from operations	(22,365)	4,561
Other income (expenses)
Interest expense	(13,542)	(17,290)
Loss before income taxes	(35,907)	(12,729)
Income tax benefit	13,364	10,567
Loss from continuing operations	(22,543)	(2,162)
Discontinued operations, net of tax	—	(1,774)
Net loss	$(22,543)	$(3,936)

Basic and Diluted earnings (loss) per share:
Continuing operations	$(0.35)	$(0.05)
Discontinued operations	$—	$(0.04)
Net income (loss)	$(0.35)	$(0.09)
Weighted average common shares outstanding:
Basic and Diluted	63,789,474	45,369,474

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended
	March 31,
	2017	2016
	(unaudited)
Net loss	$(22,543)	$(3,936)
Unrealized loss on derivative activities, net of tax	(496)	(1,209)
Foreign currency translation adjustment	1,030	1,848
Comprehensive loss	$(22,009)	$(3,297)

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$27,540	$40,024
Receivables, net	242,478	201,481
Inventories	321,709	279,502
Prepaid expenses	7,924	6,417
Other current assets	11,215	5,179
Total current assets	610,866	532,603
Non-current assets
Property, plant and equipment, net	461,932	452,914
Goodwill	507,036	491,447
Intangible assets, net	272,109	281,598
Investment in equity method investee	56,157	55,236
Other long-term assets	12,909	10,988
Total assets	$1,921,009	$1,824,786
LIABILITIES AND EQUITY
Current liabilities
Trade payables	$152,761	$134,059
Accrued liabilities	62,369	82,165
Deferred revenue	21,610	20,797
Current portion of long-term debt	10,500	10,500
Total current liabilities	247,240	247,521
Non-current liabilities
Senior Term Loan	989,631	990,483
Revolving credit facility	215,268	95,064
Deferred tax liabilities	95,731	100,550
Deferred gain on sale-leaseback	77,559	78,215
Other long-term liabilities	27,486	23,253
Long-term TRA Payable (Note 14)	156,783	156,783
Total liabilities	1,809,698	1,691,869
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.001 par value, 64,174,233 and 63,924,124 shares issued and outstanding, respectively, and 190,000,000 shares authorized	18	18
Additional paid-in-capital	228,719	228,316
Accumulated other comprehensive loss	(4,491)	(5,025)
Retained deficit	(112,935)	(90,392)
Total shareholders' equity	111,311	132,917
Total liabilities and shareholders' equity	$1,921,009	$1,824,786

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)
Net loss	$(22,543)	$(3,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization expense	29,804	13,759
Loss (gain) on disposal of property, plant and equipment	774	(2)
Amortization of debt discount and issuance costs	1,976	1,835
Earnings from equity method investee	(3,171)	(1,303)
Distributions from equity method investee	2,250	1,500
Unrealized foreign currency gains, net	(2,008)	(2,782)
Provision (recoveries) for doubtful accounts	1,677	83
Deferred taxes	(4,514)	(11,189)
Deferred rent	589	(28)
Other non-cash items	458	—
Change in assets and liabilities:
Receivables, net	(42,066)	(19,102)
Inventories	(38,305)	(5,756)
Related party receivables	(5,972)	—
Other assets	(1,354)	(3,020)
Accounts payable and accrued liabilities	2,408	(4,432)
Other assets & liabilities	2,214	(1,461)
NET CASH USED IN OPERATING ACTIVITIES	(77,783)	(35,834)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(17,077)	(6,750)
Assets and liabilities acquired, business combinations, net	(35,346)	(66,751)
NET CASH USED IN INVESTING ACTIVITIES	(52,423)	(73,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Senior and Junior Term Loans	(2,625)	(2,191)
Proceeds from Revolver	134,000	80,000
Payments on Revolver	(14,000)	(6,566)
Proceeds from settlement of derivatives	—	6,566
Other financing activities	(7)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	117,368	77,809
Effect of exchange rate changes on cash	354	(261)
Net change in cash and cash equivalents	(12,484)	(31,787)
Cash and cash equivalents, beginning of period	40,024	43,590
Cash and cash equivalents, end of period	$27,540	$11,803

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	12,738	8,231
Income taxes paid	925	—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Fair value changes of derivatives recorded in OCI, net of tax	(496)	(1,209)

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and description of the business

Description of the Business

Forterra, Inc. (“Forterra” or the "Company") is involved in the manufacturing, sale and distribution of building materials in the United States (‘‘U.S.’’) and Canada. Forterra’s primary products are concrete drainage pipe, precast concrete structures, and water transmission pipe used in drinking and wastewater systems. These products are used in the residential, infrastructure and non-residential sectors of the construction industry.

Forterra, a Delaware corporation, was formed on June 21, 2016 to hold the business of Forterra Building Products following the Reorganization (as defined below).

The Acquisition

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

Prior to the Acquisition, the entities comprising the business of Forterra Building Products were indirect wholly-owned subsidiaries of HeidelbergCement A.G., or HeidelbergCement, a publicly listed company in Germany, encompassing HeidelbergCement's North American building products operations (“BP NAM"). LSF9 acquired BP NAM in a business combination which also included the acquisition of HeidelbergCement’s U.K.-based building products operations for a total initial purchase price of $1.33 billion cash, including customary working capital adjustments and a possible earn-out of up to $100.0 million as contingent consideration. The acquisition of BP NAM and HeidelbergCement's UK-based building products business was funded with an equity investment of $432.3 million and third-party debt in the amount of $940.0 million. As HeidelbergCement's U.K.-based building products operations are not part of Forterra, Forterra was allocated a proportion of the total debt and equity used in the Acquisition. See note 11, Debt and deferred financing costs.

Initial Public Offering

On October 6, 2016, Forterra filed an Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock from 1,000 with a par value of $0.01 per share to 190,000,000 with a par value of $0.001 per share, and, immediately after which, effected a 41,619.472 for one stock split of its issued and outstanding common stock previously approved by the Company's Board of Directors. Following the stock split there were 41,619,472 shares of common stock outstanding. The Company's Amended and Restated Certificate of Incorporation has also authorized 10,000,000 shares of preferred stock that may be issued at the approval of the Company's Board of Directors. No shares of preferred stock have been issued or were outstanding as of December 31, 2016 or March 31, 2017.

On October 25, 2016, Forterra sold 18,420,000 shares of common stock in its initial public offering (the "Offering") at a public offering price of $18.00 per share. The Company received net proceeds of $313.3 million in the Offering.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Reorganization was accounted for as a change in reporting entity, and the consolidated financial statements have been retrospectively adjusted for all periods presented to reflect the new organizational structure following the Reorganization, including the presentation of discontinued operations associated with the Bricks Disposition.

Refinancing

Concurrent with the completion of the Offering, Forterra entered into a new $300 million asset based revolving credit facility for working capital and general corporate purposes (the “ 2016 Revolver”) and a new $1.05 billion senior term loan facility (“2016 Senior Term Loan”), the proceeds of which, together with a $125.0 million draw on the 2016 Revolver and $296.0 million in proceeds from the Offering, were used to repay in full and terminate the then-existing asset based revolving credit facility (the “2015 Revolver”), $1.04 billion senior term loan (the “2015 Senior Term Loan”) and $260.0 million junior term loan (the “Junior term Loan”) (collectively, the "Refinancing").

The terms of the 2016 Senior Term Loan and the 2016 Revolver are described in greater detail in note 11, Debt and deferred financing costs.

2. Summary of significant accounting policies

General

The Company's condensed consolidated financial statements for have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and include the accounts and results of operations of the Company and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation.

The condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the periods presented herein reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. Seasonal changes and other conditions can affect the sales volumes of the Company's products. Therefore, the financial results for any interim period do not necessarily indicate the expected results for the year.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 as provided in Forterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017 (the "2016 10-K"). The Company has continued to follow the accounting policies set forth in those financial statements.

During the first quarter of 2017, the Company identified and corrected prior period errors related to cost accrual items which should have been recognized in 2016. A cumulative correction was recorded during the quarter ended March 31, 2017 which increased pretax loss by $4.6 million, which consisted of a $3.3 million increase to cost of goods sold and a $2.0 million increase to selling, general and administrative expenses, partially offset by a $0.7 million increase in revenues. The Company evaluated the impact of correcting these errors and concluded the errors were immaterial to operating results for the year ended December 31, 2016, expected annual operating results for the year ended December 31, 2017, as well as the trend of earnings.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Credit Risk

At March 31, 2017, the Company had an individual customer within its Water Pipe & Products segment that accounted for more than 10% of total net sales for the three months ended March 31, 2017. The customer represented approximately 13.5% of the Company's total net sales for the three months ended March 31, 2017, and had total receivables at March 31, 2017 totaling 15.0% of the Company total receivables, net.

Recent Accounting Guidance Adopted

In July 2015, the Financial Accounts Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requiring an entity to measure inventory within the scope of the ASU at the lower of cost and net realizable value. For public business entities, the amendments in this update were effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this ASU during the first quarter of 2017 did not have a material impact on the condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued guidance (the effective date of which was later delayed) that outlines a single comprehensive model for accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The guidance is effective for interim and annual reporting periods that begin after December 15, 2017. Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016. During the second quarter of 2016, the FASB issued additional revenue recognition guidance that clarifies how an entity identifies performance obligations related to customer contracts as well as the objectives of collectability, sales and other taxes, non-cash consideration, contract modifications at transition, and technical corrections. The guidance is effective beginning in the first quarter of 2018, and the Company does not currently plan to early adopt the guidance. The guidance permits two methods of adoption, retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company will utilize the modified retrospective method upon adoption, and continues to evaluate the effect that the updated standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted as of the standard’s issuance date. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company believes this ASU will have a material impact on its consolidated financial statements as it will result in most of the Company’s leases and associated assets being presented on the balance sheet.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

3.    Business combinations

The acquisition described below is accounted for as a business combination as defined by FASB Accounting Standards Codification ("ASC") 805, Business Combinations. The Company allocated the purchase price to the individually identifiable assets acquired and liabilities assumed based on their estimated fair value on the date of acquisition. The excess purchase price over those fair values was recorded as goodwill. The determination of fair values of the acquired assets and assumed liabilities required significant judgment, including estimates impacting the determination of estimated lives of tangible and intangible assets, calculation of the fair value of property, plant and equipment, inventory, and various intangibles. The fair values of assets and liabilities were determined using level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures.

On February 3, 2017, Forterra acquired the assets of Royal Enterprises America, Inc. ("Royal") for aggregate consideration of $35.3 million, subject to customary working capital adjustments. Royal manufactures concrete drainage pipe, precast concrete products, stormwater treatment technologies and erosion control products serving the greater Minneapolis market. The acquisition was financed with borrowings on the 2016 Revolver. The respective fair values of the assets acquired and liabilities assumed at the acquisition date, which are preliminary are as follows (in thousands):

Net working capital	$3,183
Property, plant and equipment, net	12,335
Customer relationship intangible	3,814
Non-compete agreement intangible	808
Other intangibles	621
Other assets and liabilities	(726)
Net identifiable assets acquired	20,035
Goodwill	15,311
Cash consideration transferred	$35,346

Preliminary balances may be subject to change upon the Company's final determination of the fair value of acquired assets and liabilities.     The fair value allocation of the Company's 2016 acquisitions of BioClean, Precast Concepts and J&G remain as preliminary at March 31, 2017.

Goodwill recognized is attributable primarily to expected operating efficiencies and expansion opportunities in the business acquired. Goodwill is expected to be deductible for tax purposes for the Royal acquisition.

On January 29, 2016, Forterra acquired substantially all the assets of Sherman-Dixie Concrete Industries, Inc., or Sherman-Dixie, for aggregate consideration of $66.8 million. Sherman-Dixie is a manufacturer of precast concrete structures operating in Kentucky, Tennessee, Alabama and Indiana. Sherman-Dixie operates as part of the Company’s Drainage Pipe & Products reportable segment. The Sherman Dixie acquisition was financed with borrowings on the 2015 Revolver.

Transaction costs

For the three months ended March 31 2017 and 2016, the Company recognized aggregate transaction costs, including legal, accounting, valuation, and advisory fees, specific to acquisitions of $0.2 million and $2.6 million, respectively. These costs are recorded in the condensed consolidated statements of operations within selling, general & administrative expenses.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

4. Receivables, net

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Trade receivables	$209,409	$178,012
Amounts billed, but not yet paid under retainage provisions	2,064	1,959
Other receivables	33,769	22,408
Total receivables	$245,242	$202,379
Less: Allowance for doubtful accounts	(2,764)	(898)
Receivables, net	$242,478	$201,481

5. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Finished goods	$216,260	$185,507
Raw materials	102,461	90,647
Work in process	2,988	3,348
Total inventories	$321,709	$279,502

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

The Company's investment in the joint venture was $56.2 million at March 31, 2017, which is included within the Drainage Pipe & Products segment. Selected historical financial data for the investee is as follows (unaudited):

Three months ended
March 31,
2017
Net sales	34,172
Gross profit	11,175
Income from operations	6,635
Net income	6,586

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Property, plant and equipment, net

Property, plant and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Machinery and equipment	$343,897	$329,871
Land, buildings and improvements	149,395	142,105
Other equipment	3,156	2,592
Construction-in-progress	45,459	43,855
Total property, plant and equipment	541,907	518,423
Less: accumulated depreciation	(79,975)	(65,509)
Property, plant and equipment, net	$461,932	$452,914

Depreciation expense totaled $15.0 million and $8.7 million for the three months ended March 31, 2017 and 2016, respectively, which is included in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

8. Goodwill and other intangible assets, net

The Company has goodwill which has been recorded in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the three months ended March 31, 2017:

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2016	$168,866	$322,581	$491,447
Acquisitions	15,311	—	15,311
Foreign currency	252	26	278
Balance at March 31, 2017	$184,429	$322,607	$507,036

Intangible assets other than goodwill at March 31, 2017 included the following:

	Weighted average amortization period (in years)	Gross carrying amount as of March 31, 2017	Accumulated amortization	Net carrying value as of March 31, 2017
Customer relationships	10	$236,452	$(32,998)	$203,454
Trade names	10	39,498	(5,881)	33,617
Patents	10	23,628	(4,129)	19,499
Customer backlog	0.5	13,171	(12,588)	583
Non-compete agreements	5	10,831	(3,057)	7,774
In-Process R&D	Indefinite-lived	6,692	0	6,692
Other	11	529	(39)	490
Total intangible assets		$330,801	$(58,692)	$272,109

Intangible assets other than goodwill at December 31, 2016 included the following:

	Weighted average amortization period (in years)	Gross carrying amount as of December 31, 2016	Accumulated amortization	Net carrying value as of December 31, 2016
Customer relationships	10	$232,590	$(22,653)	$209,937
Trade names	10	39,220	(4,449)	34,771
Patents	10	23,557	(2,884)	20,673
Customer backlog	0.5	12,900	(11,272)	1,628
Non-compete agreements	5	9,918	(2,508)	7,410
In-Process R&D	Indefinite-lived	6,692	0	6,692
Other	11	529	(42)	487
Total intangible assets		$325,406	$(43,808)	$281,598

Amortization expense totaled $14.8 million, and $2.6 million for the three months ended March 31, 2017 and 2016, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

9. Fair value measurement

The Company's financial instruments consist primarily of cash and cash equivalents, trade and other receivables, derivative instruments, accounts payable, long-term debt, accrued liabilities, and the long-term tax receivable agreement payable. The carrying value of the Company's trade receivables, other receivables, trade payables, the asset based revolver and accrued liabilities approximates fair value due to their short-term maturity.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired.

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis is as follows for the dates indicated (in thousands):

	Fair value measurements at March 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current assets
Derivative asset	—	$2,034	—	$2,034
Non-current liabilities
Derivative liability	—	$1,177	—	$1,177

	Fair value measurements at December 31, 2016 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current liabilities
Derivative liability	—	$372	—	$372

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

The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at March 31, 2017 using
	Carrying Amount March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Non-current liabilities
2016 Senior Term Loan	$1,000,131	—	$1,055,198	—	$1,055,198
Tax receivable agreement payable	160,783	—	—	132,128	132,128

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

		Fair value measurements at December 31, 2016 using
	Carrying Amount December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Non-current liabilities
2016 Senior Term Loan	$1,000,983	—	$1,064,395	—	$1,064,395
Tax receivable agreement payable	160,783	—	—	125,614	125,614

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

10.    Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued payroll and employee benefits	$23,344	$29,945
Accrued taxes	20,571	32,746
Accrued rebates	5,239	7,509
Warranty	4,306	3,509
Other miscellaneous accrued liabilities	3,950	3,681
Tax receivable agreement liability	4,000	4,000
Environmental & reclamation obligation	776	775
Other	183	—
Total accrued liabilities	$62,369	$82,165

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

11. Debt and deferred financing costs

The Company’s debt consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
2016 Senior Term Loan
interest at 4.50%, net of debt issue costs and original issue discount of $44,619 and $46,392, respectively	$1,000,131	$1,000,983
2016 Revolver, net of debt issue costs of $3,732 and $3,936, respectively	215,268	95,064
Total debt	$1,215,399	$1,096,047
Less: current portion debt	(10,500)	(10,500)
Total long-term debt	$1,204,899	$1,085,547

Concurrent with the completion of the Offering, in the Refinancing the Company entered into the 2016 Revolver for working capital and general corporate purposes and the 2016 Senior Term Loan, the proceeds of which, together with the proceeds from the Offering, were used to repay in full the Junior Term Loan of $260.0 million, the 2015 Senior Term Loan of $1.04 billion, and the existing balance under the 2015 Revolver, in addition to related expenses associated with the Offering and Refinancing. Immediately subsequent to the completion of the Offering, Forterra had $125.0 million outstanding on its 2016 Revolver and $1.05 billion on its 2016 Senior Term Loan. The $260.0 million repayment toward the Junior Term Loan represented a full repayment of the outstanding principal on that loan, resulting in a related write-off of issue discounts and capitalized issuance costs of approximately $22.4 million. The repayment also triggered a prepayment penalty of approximately $7.8 million, which, combined with the write-off of issue discounts and capitalized issuance costs were included in interest expense on the consolidated statement of operations for the year ended December 31, 2016 included in the 2016 10-K.

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

The 2016 Revolver provides for an aggregate principal amount of up to $300.0 million, with up to $280.0 million to be made available to the U.S. borrowers and up to $20.0 million to be made available to the Canadian borrowers (the allocation may be modified periodically at the Company's request). Subject to the conditions set

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

forth in the revolving credit agreement related to the 2016 Revolver (the "2016 Credit Agreement"), the 2016 Revolver may be increased by up to the greater of (i)$100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the 2016 Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations.

The advance rates for accounts and inventory are subject to increase by 2.5% during certain periods. The 2016 Revolver matures on October 25, 2021. The Revolver also provides for the issuance of letters of credit of up to an agreed sublimit. Interest accrues on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average excess availability under the 2016 Revolver for the most recently completed calendar quarter. The obligations of the borrowers under the 2016 Revolver are guaranteed by Forterra and its direct and indirect wholly-owned restricted subsidiaries other than certain excluded subsidiaries; provided that the obligations of the U.S. borrowers are not guaranteed by the Canadian subsidiaries. The 2016 Revolver is secured by substantially all of the assets of the borrowers; provided that the obligations of the U.S. borrowers are not secured by any liens on more than 65% of the voting stock of the Canadian subsidiaries or assets of the Canadian subsidiaries.

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

Interest on the 2016 Revolver is floating, based on a reference rate plus an applicable margin. The weighted average annual interest rate on the 2016 Revolver was 2.65% for the three months ended March 31, 2017. In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total 2016 Revolver. Availability under the 2016 Revolver at March 31, 2017 based on draws, and outstanding letters of credit and allowable borrowing base was $68.1 million.

As of March 31, 2017, scheduled maturities of long-term debt were as follows:

	Total	2016 Senior Term Loan	2016 Revolver
2017	$7,875	$7,875	$—
2018	10,500	10,500	—
2019	10,500	10,500	—
2020	10,500	10,500	—
2021	229,500	10,500	219,000
Thereafter:	994,875	994,875	—
	$1,263,750	$1,044,750	$219,000

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

2015 Senior Term Loan, Junior Term Loan, and Revolving Credit Facility

In connection with the financing of the Acquisition, LSF9 entered into the 2015 Senior Term Loan for borrowings of $635.0 million, the Junior Term Loan for borrowings of $260.0 million, and drew $45.0 million on the 2015 Revolver (such credit agreements together, as amended from time to time, the "Initial Credit Agreements"). Approximately $515.5 million was the obligation of Forterra as a joint and several obligation under ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements. The interest rate for both the 2015 Senior Term Loan and Junior Term Loan was set at LIBOR (with a 1% floor) plus a margin of 5.5% and 9.5%, respectively. See also note 1, Basis of Presentation-Successor to the audited consolidated financial statements included in the 2016 10-K for additional information.

In October 2015, the Company increased the size of the 2015 Senior Term Loan by $240.0 million for the Cretex Acquisition. Additionally, in April 2016, the Company's capacity on the 2015 Revolver was increased to $285.0 million. In conjunction with the issuance of debt related to the Acquisition and the acquisition of Cretex Concrete Products, Inc. (the "Cretex Acquisition"), LSF9 incurred $71.6 million of debt issuance costs and debt discounts; of which $51.9 million was attributed to the Company debt obligation. The Initial Credit Agreements were secured by substantially all of the assets of the Company.

In April 2016, LSF9 borrowed $205.0 million on the 2015 Revolver in order to finance the acquisition of USP Holdings Inc. (the "USP Acquisition") of which $203.4 million was repaid during April 2016 with proceeds from an affiliated entity controlled by LSF9 but not included among the legal entities that comprise the Company. In connection with the additional proceeds obtained in April 2016 which benefited the Company, under ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements, the Company assumed an additional obligation of $203.4 million that was recognized as an increase to the Company’s allocated share of the 2015 Senior Term Loan balance with an associated increase in debt issuance fees and discount related to the 2015 Senior Term Loan of $8.9 million. The affiliated entity was subsequently released as a co-obligor and its joint and several liability under terms of all of the 3rd party credit agreements.

On June 17, 2016, LSF9 borrowed an incremental $345.0 million on the 2015 Senior Term Loan and used the proceeds to pay a dividend of $338.3 million, net of debt issuance costs, to the shareholders of LSF9. The dividend was recorded as a return of capital. LSF9 incurred debt issuance fees and discount of $6.7 million in connection with the issuance of the debt. The incremental borrowings incurred interest at the same rate as the 2015 Senior Term Loan. Under ASC 405-40 Obligations Resulting from Joint and Several Liability Arrangements, the Company recognized the full amount of the incremental borrowing, net of related issuance costs and discount, as an obligation in the condensed consolidated balance sheet.

Joint and Several Obligations

As discussed above, the Company recorded debt on its balance sheet as of December 31, 2015 under ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements. The Company and the affiliates of LSF9 were co-obligors and jointly and severally liable under terms of the Initial Credit Agreements. The Company’s allocated portion of the $940.0 million of third party debt used to finance the Acquisition was $515.5 million. The initial obligation of $515.5 million was reflected on the Company’s condensed consolidated balance sheet at the Acquisition date as $254.9 million of 2015 Senior Term Loan, $260.0 million of Junior Term Loan and $0.6 million of 2015 Revolver obligations. The remaining $424.5 million of the debt was allocated to affiliates of LSF9 that are not included in these financial statements based on the amounts affiliates of LSF9 have fully repaid. In April of 2016, the Company’s affiliate co-obligors were released from joint and several liability under the Initial Credit Agreements. The Company was consequently the sole source of repayment for its $515.5 million share for the initial obligation under the Initial Credit Agreements, as well as other obligations recorded on the balance sheet. In addition to the initial debt obligation of $515.5 million recorded by the Company, additional 2015 Senior Term Loan borrowings of $240.0 million that in October 2015 were used to finance the Cretex Acquisition were allocated in full to the Company.

In April 2016, LSF9 borrowed an additional $205.0 million on the 2015 Revolver to finance the USP Acquisition. On April 26, 2016, affiliates of the Company under control of LSF9 but not included in Forterra repaid

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Lines of Credit and Other Debt Facilities

The Company had stand-by letters of credit outstanding of $12.9 million as of March 31, 2017 which reduce the borrowings available under the Revolver.

12. Derivatives and hedging

The Company uses derivatives to manage selected foreign exchange and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and cash flows from derivative instruments are included in net cash provided by (used in) financing activities in the condensed consolidated statements of cash flows.

At March 31, 2017, the Company had foreign exchange forward contracts, designated as cash flow hedges in accordance with ASC 815-20 Derivatives - Hedging, which allows for the effective portion of the changes in the fair value of the instruments to be captured in accumulated other comprehensive income, and ineffective portion recorded in earnings. These instruments were assigned to Forterra by an affiliate concurrent with the Reorganization, directly prior to the Refinancing and Offering and have a termination date of March 2018. Additionally, on February 9, 2017, Forterra entered into interest rate swap transactions with a combined notional value of $525 million.  Under the terms of the swap transactions, Forterra agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps have a three-year term and expires on March 31, 2020. The interest rate swaps are not designated as cash flow hedges, therefore all changes in the fair value of these instruments are captured as a component of interest expense in the condensed consolidated statements of comprehensive loss.

The instruments the Company previously held, included foreign exchange forward contracts and fixed-for-float cross currency swaps entered into in March of 2016, were settled concurrent with the Reorganization and Refinancing, resulting in a net cash settlement of approximately $1.3 million paid by the Company in the fourth quarter of 2016.

A quantitative analysis is utilized to assess hedge effectiveness for cash flow hedges. The Company assesses the hedge effectiveness and measures the amount of ineffectiveness for the hedge relationships based on changes in forward exchange rates. The Company elects to present all derivative assets and derivative liabilities on a net basis on its condensed consolidated balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At March 31, 2017 and December 31, 2016, the Company’s derivative instruments fall under an ISDA master netting agreement.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	March 31, 2017
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$—	—	$92,961	$1,177
Interest rate swaps	525,000	2,034	—	—
Total derivatives, gross		2,034		1,177
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net	$—	$2,034	$—	$1,177

	December 31, 2016
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$—	$—	$92,961	$(372)
Total derivatives, gross	—	—	—	(372)
Less: Legally enforceable master netting agreements	—	—	—	—
Total derivatives, net	$—	$—	$—	$(372)

The following table presents the effect of derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended
	March 31,
	2017	2016
Cross currency swaps
Loss on derivatives recognized in Accumulated other comprehensive loss	$(496)	$(1,209)
Loss on derivatives not designated as hedges in other operating income (expense)	—	(2,463)
Interest rate swaps
Gain on derivatives not designated as hedges included in interest expense	2,034	—

13.    Sale-Leaseback Transaction

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

Prior to the Reorganization, the sale-leaseback transactions were considered to have one form of prohibited “continuing involvement” at the inception of the lease which preclude sale-leaseback accounting for transactions involving real estate in the financial statements of the Company because a guarantee by LSF9 provided the buyer-lessor or the lessor, as applicable, with additional collateral that reduced the buyer-lessor’s or the lessor's, as applicable, risk of loss.  As a result, the assets subject to the sale-leaseback remained on

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

the balance sheet and were depreciated. Additionally, the aggregate proceeds were recorded as a financing obligation in the consolidated balance sheet and under financing in the statements of cash flow. In October 2016, the Company entered into agreements to replace the original guarantor, LSF9, with Forterra, as the new guarantor, effective immediately following completion of the Reorganization. Due to the change in guarantor, the sale leaseback qualified for sales recognition and was classified as an operating lease beginning October 2016. Associated with the sale, in October 2016, the Company recognized a loss on the statement of operations of $19.6 million and a deferred gain of $81.5 million. The deferred gain will be amortized over the life of the lease. As of March 31, 2017, the non-current portion of the deferred gain is $77.6 million and the current portion of the deferred gain was $2.8 million in the condensed consolidated balance sheets.

14.    Commitments and contingencies

The Company is involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s condensed combined financial position, results of operations, or liquidity. Other than routine litigation incidental to the Company's business and those matters described below, there are no material legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.

In connection with the Acquisition, there is an earn-out contingency including contingent consideration of up to $100.0 million if and to the extent the 2015 financial results of the businesses acquired by Lone Star in the Acquisition, including the Company and HeidelbergCement's former building products business in the United Kingdom, exceeded a specified Adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such Adjusted EBITDA calculation exceeds the specified target, LSF9, and therefore, Forterra would be required to pay HeidelbergCement an amount equal to a multiple of such excess Adjusted EBITDA, with any payment capped at $100.0 million. In April 2016, the Company provided an earn-out statement to HC demonstrating that no payment was required. On June 13, 2016, HeidelbergCement provided notification that it is disputing, among other things, the Company’s calculation of Adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100.0 million. The Company does not believe HeidelbergCement’s position has merit and intends to vigorously oppose HeidelbergCement's assertions. On October 5, 2016, affiliates of HeidelbergCement filed a lawsuit in the Delaware Court of Chancery seeking specific performance and claiming access to the Company's books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert’s authority; and in the alternative, claiming a breach of contract and seeking the $100.0 million and other damages (the "Delaware Action"). In November 2016, the defendants filed a motion to dismiss the Delaware Action, and on January 6, 2017, the plaintiffs filed a First Amended Complaint. The defendants filed a motion to dismiss the First Amended Complaint on February 22, 2017, requesting that the Court dismiss all claims in the Delaware Action. On March 24, 2017, the plaintiffs in the Delaware Action filed a response, and the Company filed a reply on April 7, 2017. As a result of the Reorganization, the defendants in the Delaware Action are no longer part of the Company and its consolidated subsidiaries, however the Company remains the liable party in this matter.

As of March 31, 2017, no liability for this contingency has been accrued as payment of any earn-out is not considered probable. However, the outcome of this matter is uncertain, and no assurance can be given to the ultimate outcome of the resulting proceedings. If the Company is unsuccessful in resolving the dispute, it could recognize a material charge to its earnings.

Long-term incentive plan

Following the Acquisition, Lone Star implemented a cash-based long term incentive plan (the “LTIP”), which entitles the participants in the LTIP a potential cash payout upon a monetization event as defined by the LTIP. Potential monetization events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star reduces its ownership interest in the Company or successor entities of LSF9 below 50%, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star to realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of March 31, 2017, no monetization event

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

had occurred, and therefore no amounts were accrued in the accompanying consolidated balance sheet. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future monetization events. The timing and amount of such payments are unknown and is dependent upon future monetization events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the Offering, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered.

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

For purposes of the tax receivable agreement, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which any such related tax benefits remain. The Company accounts for potential payments under the tax receivable agreement as a contingent liability, with amounts accrued when considered probable and reasonably estimable. As of the Offering date, the Company recorded a $160.8 million liability and a reduction to additional paid-in-capital related to the tax receivable agreement for the undiscounted value of probable future payments. Net of tax effects of $18.5 million, the net reduction to additional paid-in-capital related to the initial liability for the tax receivable agreement was $142.3 million. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the Offering will be recorded as a reduction to the liability and will be recorded as a financing obligation in the statement of cash flows. At the end of each reporting period, any changes in the Company's estimate of the liability will be recorded in the statement of operations as a component of other income/expense and will be recorded as an operating activity in the statement of cash flows. As of March 31, 2017, the liability recorded is $160.8 million as no payments were made during the first quarter of 2017. The timing and amount of future tax benefits associated with the tax receivable agreement are subject to change, and additional payments may be required which could be materially different from the current accrued liability.

15. Earnings per share

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

For purposes of calculating earnings (loss) per share, weighted average shares prior to the Reorganization have been retroactively adjusted to give effect to the Reorganization for all historical periods presented in the financial statements. The computations of earnings (loss) per share for periods prior to our IPO do not include the shares issued in connection with the IPO.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The calculations of the basic and diluted EPS for the three months ended March 31, 2017 and 2016 are presented below (in thousands, except share and per share amounts):

	For the three months ended March 31,
	2017	2016
Loss from continuing operations	$(22,543)	$(2,162)
Discontinued operations, net of tax	—	(1,774)
Net loss	(22,543)	(3,936)
Earnings allocated to unvested restricted stock awards	(64)	—
Earnings allocated to common shareholders	(22,479)	(3,936)

Common stock:
Weighted average basic shares outstanding	63,789,474	45,369,474
Effect of dilutive securities - stock options	—	—
Weighted average diluted shares outstanding	63,789,474	45,369,474

Basic earnings (loss) per share:
Loss from continuing operations	$(0.35)	$(0.05)
Loss from discontinued operations, net of taxes	$—	$(0.04)
Net Loss	$(0.35)	$(0.09)
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.35)	$(0.05)
Loss from discontinued operations, net of taxes	$—	$(0.04)
Net loss	$(0.35)	$(0.09)

16. Stock-based plans

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

Effective October 19, 2016, the board of directors granted employees and independent directors 361,590 options to purchase shares of common stock at an exercise price of $18.00 per share and 136,900 shares of restricted common stock. Both the options and restricted shares awarded to employees are subject to a four-year vesting period and the options and restricted shares awarded to independent directors are subject to a one-year vesting period. Additional grants of and aggregate of 458,118 options and 250,109 restricted shares were awarded to employees effective March 20, 2017. These options and restricted shares are subject to a three-year vesting period. The awards of stock options granted under the 2016 Incentive Plan have a term of ten years.

In accordance with ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expense over the requisition service period for the entire award, which is generally the maximum vesting period of the award, in an amount equal to the fair value of share-based payments, which include stock options granted and restricted stock awards to employees and non-employees members of Forterra's board of

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

directors. The Company records stock-based compensation expense in cost of goods sold and selling, general, and administrative expenses.

Stock-based compensation expense was approximately $0.4 million for the three months ended March 31, 2017.

Stock Option Grants

The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the option grants in the three months ended March 31, 2017:

Expected dividends	—%
Expected volatility	39.60%
Risk-free interest rate	0.53%
Expected lives in years	6
Weighted-average fair value of options:
Granted at fair value	$7.26
Weighted-average exercise price of options:
Granted at fair value	$18.96

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

A summary of the status of stock options granted under the 2016 Incentive Plan during the three months ended March 31, 2017, and changes during the three months then ended, is presented in the table below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	357,840	$18.00
Granted	458,118	$18.96
Exercised	—	n/a
Forfeited	—	n/a
Outstanding, end of period	815,958	$18.54

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Awards

Restricted stock awards are share awards that entitle the holder to receive shares of the Company's common stock which become freely transferable upon vesting. During the three months ended March 31, 2017, pursuant to the 2016 Incentive Plan, the Company issued 250,109 restricted stock awards. These restricted stock awards granted to employees generally vest on a three-year vesting schedule. The estimated compensation cost of the restricted stock awards, which is equal to the fair value of the awards on the date of grant net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

The following table summarizes information about restricted stock award activity during the three months ended March 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance, beginning of period	134,650	$18.00
Grants	250,109	$18.96
Vested shares	—	n/a
Forfeitures	—	n/a
Unvested balance, end of period	384,759	$18.62

17.    Income Taxes

The Company recorded income tax benefit from continuing operations of $13.4 million and $10.6 million for the three months ended March 31, 2017 and 2016, respectively.

The income tax benefit for the three months ended March 31, 2017 recorded includes an effective tax rate of 37.2%, which differs from the federal statutory rate primarily due to the effect of state income taxes, valuation allowance in certain states and foreign jurisdictions, partially offset by the favorable foreign rate differentials and a favorable deduction for domestic production activities. The income tax expense for the three months ended March 31, 2016 is primarily attributable to the reduction of the Company's valuation allowance and corresponding recognition of a deferred tax benefit after giving consideration to deferred income tax liabilities of $11.1 million recorded in the acquisition of Sherman-Dixie Concrete Industries, Inc., partially offset by tax expense attributable to the profitability of foreign operations.

18.    Segment reporting

Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s chief operating decision maker ("CODM") in order to allocate resources and assess performance. The Corporate and Other segment includes expenses related to certain executive salaries, interest costs related to the Company's credit agreements, acquisition related costs, and other corporate costs that are not directly attributable to the Company's operating segments. The Company's segments follow the same accounting policies as the Company.

Net sales from the major products sold to external customers include drainage pipe and precast products, concrete and steel water transmission pipe, and clay bricks and concrete blocks.

The Company’s three geographic areas consist of the United States, Canada and Mexico for which it reports net sales, fixed assets and total assets. For purposes of evaluating segment profit, the CODM reviews

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a basis for making the decisions to allocate resources and assess performance.

The following tables set forth reportable segment information with respect to net sales and other financial information attributable to the Company's reportable segments for the three months ended March 31, 2017 and 2016 (in thousands):

For the three months ended March 31, 2017:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net Sales	$160,448	$177,849	$5	338,302
Loss from continuing operations before income taxes	(961)	(335)	(34,611)	(35,907)
Depreciation and amortization	12,276	17,446	82	29,804
Interest expense	96	1	13,445	13,542
EBITDA	$11,411	$17,112	$(21,084)	$7,439

Capital expenditures	$6,522	$4,810	$848	$12,180
Total assets as of March 31, 2017	$771,789	$1,098,829	$50,391	$1,921,009

For the three months ended March 31, 2016:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net Sales	$144,321	$40,471	$2,204	186,996
Income (loss) from continuing operations before income taxes	18,479	2,590	(33,798)	(12,729)
Depreciation and amortization	9,470	1,563	259	11,292
Interest (income)/expense	—	—	17,290	17,290
EBITDA	$27,949	$4,153	$(16,249)	$15,853

Capital expenditures	$1,941	$599	$—	$2,540
Total assets as of March 31, 2016	$712,091	$130,305	$10,050	$852,446

In addition, the Company also has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $3.2 million and $1.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively, and with the following balances (in thousands):

	At March 31,	At December 31,
	2017	2016
Investment in equity method investee	$56,157	$55,236

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company is also required by ASC 280 to disclose additional information related to geographic location. The Company has operations in the United States, Canada and Mexico. The Company has both revenues and long-lived assets in each country and those assets and revenues are recorded within geographic location as follows (in thousands):

Property, plant, and equipment, net:	March 31,	December 31,
	2017	2016
United States	$431,803	$422,853
Canada	19,516	19,584
Mexico	10,613	10,477
	$461,932	$452,914

Net Sales:	For the three months ended March 31,
	2017	2016
United States	$321,136	$169,849
Canada	13,967	17,147
Mexico	3,199	—
	$338,302	$186,996

19. Related party transactions

Hudson Advisors

The Company had an advisory agreement with Hudson Advisors, an affiliate of Lone Star, to provide certain management oversight services to the Company, including assistance and advice on strategic plans, obtaining and maintaining certain legal documents, and communicating and coordinating with service providers. The Company incurred fees totaling $0.9 million for the three months ended March 31, 2016, included in selling, general and administrative expense on the consolidated statement of operations.

In conjunction with the Offering, the advisory agreement with Hudson Advisors was terminated.

Affiliates receivable

The Company pays for certain services provided for affiliates which the Company bills to its affiliates. At March 31, 2017 and December 31, 2016, the Company recorded a receivable of $1.1 million and $0.1 million, respectively for services paid on behalf of affiliates in other current assets on the consolidated balance sheet.

Tax receivable agreement

In connection with the Offering, the Company entered into a tax receivable agreement with Lone Star that provides for, among other things, the payment by the Company to Lone Star of 85% of the amount of certain covered tax benefits, which may reduce the actual liability for certain taxes that the Company might otherwise be required to pay. See further discussion at Note 14 Commitments and contingencies.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Bricks Joint Venture

In connection with the Bricks Disposition, Forterra entered into a transition services agreement with the joint venture formed by the affiliate of Lone Star and an unaffiliated third party pursuant to which Forterra's former bricks business was contributed (the "Bricks Joint Venture"). Pursuant to the transition services agreement, Forterra continued to provide certain administrative services, including but not limited to information technology, accounting and treasury for a limited period of time following the Bricks Disposition. The Bricks Joint Venture paid the Company a total of $0.7 million pursuant to the transition services agreement in the three months ended March 31, 2017. Additionally, during the three months ended March 31, 2017, the Company collected cash from as well as settled invoices and payroll on behalf of its former bricks business. As a result, as of March 31, 2017, Forterra has a net receivable of $5.5 million from affiliates for net cash paid on behalf of the recently divested Bricks business in other current assets.

20.     Discontinued operations

On August 23, 2016, an affiliate of Lone Star entered into an agreement with an unaffiliated third party to contribute Forterra's bricks business to a Bricks Joint Venture. In exchange for the contribution of the bricks business, an affiliate of Lone Star received a 50% interest in the Bricks Joint Venture. In connection with the Reorganization described in note 1, on October 17th, 2016, Forterra distributed its bricks business to an affiliate of Lone Star in a transaction among entities under common control (the Bricks Disposition). The Bricks Disposition has been accounted for as a discontinued operation. Following the Bricks Disposition, Forterra no longer had any relation to or business affiliation with its former bricks business or the Bricks Joint Venture other than contractual arrangements regarding certain limited transition services, the temporary use of the “Forterra” name, and a short-term loan, of approximately $11.9 million, which was subsequently been repaid in full in 2016.

The key components of loss from discontinued operations for the three months ended March 31, 2016 consist of the following:

Three Months Ended March 31, 2016
(in thousands)
Revenue	$30,338
Operating costs and expenses	(29,364)
Depreciation and amortization	(2,467)
Operating loss	$(1,493)
Other expense	(81)
Income tax benefit	(200)
Loss from discontinued operations	$(1,774)

21.    Subsequent events

Effective May 1, 2017 the Company amended the 2016 Senior Lien Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the interest margins applicable to the full balance of the 2016 Senior Lien Term Loan by 50 basis points such that applicable margin based on LIBOR has been reduced from 3.50% to 3.00%. The net proceeds from the incremental term loan of $196.8 million were used to pay down a portion of the outstanding balance on the 2016 Revolver. This amendment had no effect on the Company's ability to increase the size of the 2016 Senior Term Loan under the original provisions thereof discussed in greater detail in note 11.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	the level of construction activity, particularly in the residential construction and non-residential construction markets;

•	government funding of infrastructure and related construction activities;

•	the highly competitive nature of our industry and our ability to effectively compete;

•	energy costs;

•	the availability and price of the raw materials we use in our business;

•	the ability to implement our growth strategy;

•	our dependence on key customers and the absence of long-term agreements with these customers;

•	the level of construction activity in Texas and Canada;

•	disruption at one of our manufacturing facilities or in our supply chain;

•	construction project delays and our inventory management;

•	our ability to successfully integrate our recent acquisitions;

•	labor disruptions and other union activity;

•	a tightening of mortgage lending or mortgage financing requirements;

•	our current dispute with HeidelbergCement related to the payment of an earn-out;

•	compliance with environmental laws and regulations;

•	compliance with health and safety laws and regulations and other laws and regulations to which we are subject;

•	our dependence on key executives and key management personnel;

•	our ability to retain and attract additional skilled technical or sales personnel;

•	credit and non-payment risks of our customers;

•	warranty and related claims;

•	legal and regulatory claims;

•	the seasonality of our business and its susceptibility to severe adverse weather;

•	our ability to maintain sufficient liquidity and ensure adequate financing or guarantees for large projects;

•	delays or outages in our information technology systems and computer networks; and

•	additional factors discussed in our filings with the Securities and Exchange Commission, or the SEC.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A, “Risk Factors” in our 2016 10-K filed with the SEC on March 31, 2017. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Report as well as the disclosure and audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 31, 2017, or the 2016 10-K.

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

Basis of Presentation

Historical Results of Operations

Lone Star, through a wholly owned subsidiary, acquired our business, along with the business of Forterra, plc, the operator the former building products business of HeidelbergCement in the United Kingdom, or Forterra UK, on March 13, 2015 from HeidelbergCement, or the Acquisition for aggregate cash consideration of $1.33 billion, subject to a $100.0 million earn-out that is currently subject to dispute, as discussed in greater detail in note 14 to our consolidated financial statements included elsewhere in this Report. Prior to the Acquisition, we were

HeidelbergCement’s building products operations in the United States and Eastern Canada. LSF9 Concrete Holdings Ltd, or LSF9 was formed on February 6, 2015 for the purpose of consummating the Acquisition and had no operations prior to the date of Acquisition.

Prior to our initial public offering of common stock on October 25, 2016, or the Offering, LSF9 Concrete Holdings Ltd, or LSF9, transferred its building products operations in the United States and Eastern Canada to Forterra, Inc. in an internal reorganization transaction, or the Reorganization. Forterra, Inc. was formed on June 21, 2016 for purposes of the Reorganization and did not have any operations prior to the date of the Reorganization.

Unless otherwise specified or where the context otherwise requires, references in this Report to “our,” “we,” “us,” "Forterra", the “Company” and “our business” (i) for periods prior to the Reorganization refer to the building products business of LSF9 in the United States and Eastern Canada and (ii) for periods following the Reorganization refer to the operations of Forterra, Inc., together with its consolidated subsidiaries.

Recent Developments

Royal Acquisition

On February 3, 2017, we acquired Royal Enterprises America, Inc., or Royal, for aggregate consideration of $35.3 million, subject to customary working capital adjustments. Royal manufactures concrete drainage pipe, precast concrete products, stormwater treatment technologies and erosion control products serving the greater Minneapolis market. The acquisition was financed with borrowings on our asset based revolver entered into in connection with the IPO, or the 2016 Revolver.

Reorganization

Prior to the consummation of the IPO, LSF9 distributed its brick operations in the United States and Eastern Canada to an affiliate of Lone Star, the Bricks Disposition, which was recognized as a return of capital in the statement of shareholders' equity. We reclassified the operations of our former brick business to discontinued operations for the three months ended March 31, 2016. Following the Bricks Disposition and prior to the consummation of the IPO, the remaining building products operations of LSF9 in the United States and Eastern Canada were transferred to Forterra, Inc. in the Reorganization. Following the Reorganization, Forterra, Inc. became a wholly owned subsidiary of Forterra US Holdings, LLC, which is indirectly wholly owned by an affiliate of Lone Star Fund IX (U.S.), L.P., or Lone Star.

The IPO

On October 25, 2016, we completed the IPO, in which we offered and sold 18,420,000 shares of our common stock. We received net proceeds from the IPO of $313.3 million, net of underwriting discounts and commissions and before payment of IPO expenses, $296.0 million of which were used to repay indebtedness in the refinancing transactions summarized below.

Refinancing

Concurrent with the completion of the IPO, the Company entered into new credit facilities, or the Refinancing. In the Refinancing, the Company entered into the 2016 Revolver, a new $300.0 million asset based revolving credit facility, for working capital and general corporate purposes and a new $1.05 billion senior term loan facility, or the 2016 Senior Term Loan, the proceeds of which, together with a $125.0 million draw on the 2016 Revolver and the proceeds from the IPO, were used to repay in full and terminate the then-existing Junior Term Loan of $260.0 million, or the Junior Term Loan, the 2015 Senior Term Loan of $1.04 billion, and the existing balance under the 2015 Revolver, in addition to related expenses associated with the IPO and Refinancing. Immediately subsequent to the completion of the IPO, Forterra had $125.0 million outstanding on its 2016 Revolver and $1.05 billion on its 2016 Senior Term Loan. The $260.0 million repayment toward the Junior Term Loan represented a full repayment of the outstanding principal on that loan, resulting in a related write-off of issue discounts and capitalized issuance costs of approximately $22.4 million. The repayment also triggered a prepayment penalty of approximately $7.8 million.

Tax receivable agreement

In connection with the IPO, the Company entered into a tax receivable agreement with Lone Star that provides for, among other things, the payment by the Company to Lone Star of 85% of the amount of certain covered tax benefits, which may reduce the actual liability for certain taxes that the Company might otherwise be required to pay. The tax receivable agreement is summarized in greater detail in note 14, Commitments and contingencies, to the notes to the condensed consolidated financial statements.

Principal Factors Affecting Our Results of Operations

Our financial performance and results of operations are influenced by a variety of factors, including conditions in the residential, and non-residential and infrastructure construction markets, general economic conditions, changes in cost of goods sold, and seasonality and weather conditions. Some of the more important factors are discussed in the 2016 10-K, to which there were no material changes during period covered by this report.

Factors Affecting our Financial Statements

Business Combinations

The Company completed the following transactions impacting the periods presented:

Purchase Price
Acquisitions:	(in millions)
2015
Cretex Concrete Products, Inc.	$245.1
2016
Sherman-Dixie Concrete Industries	66.8
USP Holdings, Inc.	778.7
Bio Clean Environmental Services, Inc. and Modular Wetland Systems, Inc.	30.6
J&G Concrete Operations, LLC	32.4
Precast Concepts, LLC	99.6
2017
Royal	35.3

Royal Acquisition - On February 3, 2017, Forterra acquired Royal for aggregate consideration of $35.3 million, subject to customary working capital adjustments. Royal manufactures concrete drainage pipe, precast concrete products, stormwater treatment technologies and erosion control products serving the greater Minneapolis market. Royal operates as part of the Company's Drainage Pipe & Products reportable segment. The acquisition was financed with borrowings on the 2016 Revolver.

Sale Leaseback - On April 5, 2016, the Company sold properties in 47 sites throughout the U.S. and Canada to Pipe Portfolio Owner (Multi) LP, or the U.S. Buyer, and FORT-BEN Holdings (ONQC) Ltd., or the Canadian Buyer, for an aggregate purchase price of approximately $204.3 million.  On April 14, 2016, the Company sold additional properties in two sites located in the U.S. to the U.S. Buyer for an aggregate purchase price of approximately $11.9 million. In connection with these transactions, the Company and U.S. Buyer and an affiliate of the Canadian Buyer entered into master land and building lease agreements under which the Company agreed to lease back each of the properties for an initial term of twenty years, followed by one optional renewal term of 9 years, 11 months. Leaseback rental will escalate annually by 2% during the initial term and based on changes in the Consumer Price Index capped at 4% during the optional renewal period. The proceeds received from the sale-leaseback transactions net of transaction costs of $6.5 million amounted to $209.7 million.

Prior to the Reorganization, the sale-leaseback transactions were considered to have one form of prohibited “continuing involvement” at the inception of the lease which preclude sale-leaseback accounting for transactions involving real estate in the financial statements of the Company because a guarantee by LSF9 provided the buyer-lessor or the lessor, as applicable, with additional collateral that reduced the buyer-lessor’s or the lessor's, as applicable, risk of loss.  As a result, the assets subject to the sale-leaseback remained on the balance sheet and were depreciated. Additionally, the aggregate proceeds were recorded as a financing obligation in the consolidated balance sheet and under financing in the statements of cash flow. In October 2016, the Company entered into agreements to replace the guarantor, then LSF9, with Forterra, Inc. as the new guarantor, effective immediately following completion of the Reorganization. Due to the change in guarantor, the sale leaseback qualified for sales recognition and was classified as an operating lease beginning October 2016. Associated with the sale, in October 2016, the Company recognized a loss on the statement of operations of $19.6 million and a deferred gain of $81.5 million. The deferred gain will be amortized over the life of the lease. As of March 31, 2017, the non-current portion of the deferred gain was $77.6 million and the current portion of the deferred gain was $2.8 million in the condensed consolidated balance sheet.

Principal Components of Results of Operations

Net Sales

Net sales consist of the consideration received or receivable for the sale of products in the ordinary course of business and include the billable costs of delivery of our products to customers, net of discounts given to the customer. Net sales include any outbound freight charged to the customer. Revenue for certain contracts related to our structural precast and products that are designed and engineered specifically for the customer is recognized under the percentage-of-completion method. Certain of our businesses, primarily our concrete and steel pressure pipe businesses, also enter into agreements to provide inventory to customers for long-term construction projects. With respect to these agreements, we recognize revenue upon shipment of the respective goods, whereas billings are based on contract terms and may or may not coincide with shipments, which gives rise to either unbilled or deferred revenue.

Cost of Goods Sold

Cost of goods sold includes raw materials (cement, aggregates, scrap, and steel) and supplies, labor (including contract labor), freight (including outbound freight for delivery of products to end users and other charges such as inbound freight), energy, depreciation and amortization, repairs and maintenance and other cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses for sales, marketing, legal, accounting and finance services, human resources, customer support, treasury and other general corporate services. Selling, general and administrative expenses also include transaction costs directly related to the business combinations and other costs incurred to initiate cost savings initiatives.

Earnings from Equity Method Investee

Earnings from equity method investee represents our share of the income of the Concrete Pipe & Precast LLC, or CP&P, joint venture we entered into in July 2012 with Americast, Inc. We contributed plant assets and related inventory from nine plants as part of the agreement to form CP&P in exchange for a 50% ownership interest in the joint venture. CP&P is engaged primarily in the manufacture, marketing, sale and distribution of concrete pipe and precast products in Virginia, West Virginia, Maryland, North Carolina, South Carolina and Georgia, with sales to contiguous states.

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

Interest Expense

Interest expense represents interest on indebtedness.

Income Tax Expense

Income tax expense consists of federal, state, provincial, local and foreign taxes based on income in the jurisdictions in which we operate.

Results of Operations

Three Months Ended March 31, 2017 as Compared to Three Months Ended March 31, 2016

Total Company

The following table summarizes certain financial information relating to our operating results for the three months ended March 31, 2017 and March 31, 2016. Also included is information relating to the operating results as a percentage of net sales.

Statements of Income Data:	For the three months end March 31, 2017	% of Net Sales	For the three months end March 31, 2016	% of Net Sales

Net sales	$338,302	100.0%	186,996	100.0%
Cost of goods sold	299,335	88.5%	151,305	80.9%
Gross profit	38,967	11.5%	35,691	19.1%
Selling, general and administrative expenses	(65,301)	19.3%	(33,661)	18.0%
Impairment and exit charges	(435)	0.1%	—	—%
Earnings from equity method investee	3,171	0.9%	1,303	0.7%
Loss on sale of property, plant and equipment, net	(774)	0.2%	2	—%
Other operating income	2,007	0.6%	1,226	0.7%
	(61,332)	18.1%	(31,130)	16.6%
Income (loss) from operations	(22,365)	6.6%	4,561	2.4%
Other income (expenses)
Interest expense	(13,542)	4.0%	(17,290)	9.2%
Loss before income taxes	(35,907)	10.6%	(12,729)	6.8%
Income tax benefit	13,364	4.0%	10,567	5.7%
Net loss	$(22,543)	6.7%	(2,162)	1.2%

Net Sales

Net sales for the three months ended March 31, 2017 were $338.3 million, an increase of $151.3 million or 81.0% from $187.0 million in the three months ended March 31, 2016. The period-over-period increase was primarily attributable to additional net sales provided by the Company's acquisitions, consisting of net sales attributable to U.S. Pipe of $142.9 million, Precast Concepts of $11.4 million, Bio Clean of $5.0 million, J&G of $2.4 million, and Royal of $1.3 million. The increased net sales provided by acquisitions was partially offset by a decline in net sales in legacy businesses of approximately $11.7 million due to pricing pressures and project delays due to weather.

Cost of Goods Sold

Cost of goods sold were $299.3 million for the three months ended March 31, 2017, an increase of $148.0 million or 97.8% from $151.3 million in the three months ended March 31, 2016. The period-over-period increase was primarily attributable to the acquired companies mentioned above which increased cost of good sold by $132.6 million, inclusive of $1.4 million of inventory step-up adjustments primarily related to the Precast Concepts and Royal acquisitions. Costs of goods sold in the legacy business increased by $15.4 million primarily as a result increases in freight and labor costs.

Gross Profit

Gross profit increased by $3.3 million, or 9.1%, to $39.0 million in the three months ended March 31, 2017 from $35.7 million in the three months ended March 31, 2017. Gross profit increased due to the impact of the acquisitions offset by the other factors impacting cost of goods sold described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $65.3 million for the three months ended March 31, 2017, an increase of $31.6 million or 93.8% from $33.7 million in the three months ended March 31, 2016. The period-over-period increase is primarily attributable to an increase of $26.2 million of costs from acquired businesses. Selling, general and administrative expenses in the legacy business increased by $5.4 million primarily as a result of additional consulting costs and increased corporate headcount.

Interest Expense

Interest expense decreased by $3.8 million, or 22.0%, to $13.5 million in the three months ended March 31. 2017 from $17.3 million in the three months ended March 31. 2016. This decrease was primarily due to the repayment of the Junior Term Loan in connection with the IPO and the lower effective interest rates in the 2017 period under the 2016 Revolver and 2016 Senior Term Loan as compared to the 2016 period under the 2015 Revolver and the 2015 Senior Term Loan.

Income Tax Benefit

Income tax benefit increased by $2.8 million, or 26.4%, to $13.4 million in the three months ended March 31, 207 from $10.6 million in the three months ended March 31, 2016 due to an increase in the loss between periods.

Net Income (Loss)

The net loss of $22.5 million in the three months ended March 31, 2017, an increase of $20.3 million or 922.7% as compared to a net loss of $2.2 million in the three months ended March 31, 2016, was driven by lower increases in cost of goods sold and selling, general and administrative costs, each as a percentage of net sales, as compared to the prior year period.

Segment

For the three months ended March 31, 2017:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
	(In thousands)
Net sales	$160,448	$177,849	$5	$338,302
Gross profit (loss)	17,377	22,155	(565)	38,967
Loss from continuing operations before income taxes	(961)	(335)	(34,611)	(35,907)

For the three months ended March 31, 2016:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
	(In thousands)
Net sales	$144,321	$40,471	$2,204	$186,996
Gross profit (loss)	30,545	6,033	(887)	35,691
Income (loss) from continuing operations before income taxes	18,479	2,590	(33,798)	(12,729)

For the purposes of evaluating segment performance, the Company’s chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of earnings before interest, taxes, depreciation and amortization.

Drainage Pipe & Products

Net Sales

Net sales increased by $16.1 million, or 11.2%, to $160.4 million in the three months ended March 31, 2017 from $144.3 million in the three months ended March 31, 2016. The increase is primarily attributable to net sales attributable to Precast Concepts of $11.4 million, Bio Clean of $5.0 million, J&G of $2.4 million, and Royal of $1.3 million. Partially offsetting the increase was a reduction in net sales from the legacy business of $4.0 million as compared to the prior year period. The decline in legacy net sales of approximately 2.3% was primarily due to the impact of poor weather causing delays in projects in addition to pricing pressures in our Houston market, partially offset by growth in other key markets, including North Texas.

Gross Profit

Gross profit was $17.4 million in the three months ended March 31 ,2017, a decrease of $13.1 million or 43.0% from $30.5 million in the three months ended March 31, 2016. The decrease was primarily due to the impact of lower average sales prices in Houston, higher cost of goods sold including labor, freight, raw materials, and rent expense, partially offset by the impact of acquisitions.

Water Pipe & Products

Net Sales

For the three months ended March 31, 2017, net sales were $177.8 million, an increase of $137.3 million or 339.0% from $40.5 million for the three months ended March 31, 2016. The increase is primarily attributable to net sales from U.S. Pipe of $142.9 million, partially offset by a decrease in legacy net sales of $5.5 million primarily due to lower sales volumes.

Gross Profit

Gross profit was $22.2 million in the three months ended March 31, 2017, an increase of $16.2 million or 270.0% from $6.0 million in the three months ended March 31, 2016. The increase is primarily due to the U.S. Pipe acquisition, and partially offset by a decrease in legacy gross profit. Gross profit also benefited in the prior year period from a large, higher margin project in Canada that was completed in the fourth quarter of 2016.  The legacy concrete and steel pressure pipe business was also negatively impacted during first quarter of 2017 by customer and weather driven delays in certain projects.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash from operations and borrowings under our credit agreements. We believe these sources will be sufficient to fund our planned operations and capital expenditures in the next 24 months.

We are currently engaged in a dispute with HeidelbergCement regarding the earn-out provision in the purchase agreement entered into in connection with the Acquisition. HeidelbergCement has asserted that a payment should be made in the amount of $100.0 million. Resolution may be determined by a neutral accountant pursuant to the terms of the purchase agreement, however, it is currently the subject of dispute in court. If it is determined that we are required to make a significant payment to HeidelbergCement, we may not have sufficient cash to make such payment and may be required to incur additional indebtedness. This dispute is discussed in greater detail in note 14, Commitments and contingencies to the condensed consolidated financial statements.

As of March 31, 2017 and December 31, 2016, we had approximately $27.5 million and $40.0 million of cash and cash equivalents, respectively, of which $26.3 million and $33.7 million, respectively, were held by foreign subsidiaries. All of the cash and cash equivalents as of March 31, 2017 and December 31, 2016 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.  We are not aware of legal or economic restrictions on our ability to repatriate funds in the form of cash dividends, loans or advances. We do not have any present intention to repatriate these funds. However, if these funds are repatriated to the United States, we will be subject to additional taxes including withholdings tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits.

In connection with the IPO we entered into a tax receivable agreement with Lone Star that provides for the payment by us to Lone Star of specified amounts in respect of any cash savings as a result of the utilization of certain tax benefits. The actual utilization of the relevant tax benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. However, we expect that the payments we make under the tax receivable agreement could be substantial. The tax receivable agreement also includes provisions which restrict the incurrence of debt and that require that we make an accelerated payment to Lone Star equal to the present value of all future payments due under the tax receivable agreement, in each case under certain circumstances. Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. See note 14, Commitments and contingencies to the condensed consolidated financial statements for additional information regarding the tax receivable agreement.

Total debt as of March 31, 2017 was $1,263.8 million, and included $1,044.8 million and $219.0 million outstanding on the 2016 Senior Term Loan and 2016 Revolver, respectively. The 2016 Revolver had additional borrowing capacity as of March 31, 2017 of $68.1 million.

The 2016 Revolver provides for an aggregate principal amount of up to $300.0 million, with up to $280.0 million to be made available to the U.S. borrowers and up to $20.0 million to be made available to the Canadian borrowers. Subject to the conditions set forth in the new revolving credit agreement, the 2016 Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the 2016 Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations. The 2016 Revolver matures on October 25, 2021.

The 2016 Senior Term Loan provides for a $1.05 billion senior secured term loan that was made available to a newly formed direct subsidiary of Forterra, Inc. and used to repay the 2015 Senior Term Loan. Subject to the conditions set forth in the term loan agreement, the 2016 Senior Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA of Forterra, Inc. and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met. The 2016 Senior Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest will accrue on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.50% or 2.50%, respectively.

On May 1, 2017, the Company amended the 2016 Senior Lien Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the margin interest margins applicable to the full balance of the 2016 Senior Lien Term Loan by 50 basis points such that applicable margin is based on LIBOR has been reduced from 3.50% to 3.00%. The net proceeds of the new borrowings were applied to reduce the outstanding balance under the 2016 Revolver.

The 2016 Revolver and the 2016 Senior Term Loan contain customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict our ability to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The 2016 Revolver contains a financial covenant restricting Forterra from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the 2016 Revolver falls below a threshold. The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization, less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness). The 2016 Senior Term Loan does not contain any financial covenants. Obligations under the 2016 Revolver and the 2016 Senior Term Loan and the 2016 Revolver may be accelerated upon certain customary events of default (subject to grace periods, as appropriate).

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented.

	(In thousands)
	For the three months ended
	March 31, 2017	March 31, 2016
Statement of Cash Flows data:
Net cash used in operating activities	$(77,783)	$(35,834)
Net cash used in investing activities	(52,423)	(73,501)
Net cash provided by financing activities	117,368	77,809

Net Cash Used In Operating Activities

Net cash used in operating activities was $77.8 million for the three months ended March 31, 2017, and $35.8 million for the three months ended March 31, 2016. Changes during the periods are due to the acquisition of U.S. Pipe driving larger volumes in the build up of inventories in anticipation of higher seasonal activity as well as variability between the timing of receipt and distribution of cash in our working capital accounts.

Net Cash Used in Investing Activities

Net cash used in investing activities was $52.4 million for the three months ended March 31, 2017 due primarily to the acquisition of Royal and $66.8 million for the three months ended March 31, 2016 primarily due to the Sherman-Dixie acquisition.

Net Cash Provided (Used in) by Financing Activities

Net cash provided by financing activities was $117.4 million for the three months ended March 31, 2017 due primarily to proceeds from additional borrowing on the 2016 Revolver, used to fund the Company's acquisition as well as for general corporate purposes. Net cash provided by financing activities was $77.8 million for the three months ended March 31, 2016 primarily consisting of additional borrowings incurred in connection with the Sherman-Dixie acquisition.

Capital Expenditures

Our capital expenditures were $17.1 million for the three months ended March 31, 2017 and $6.8 million for the three months ended March 31, 2016. Capital expenditures primarily related to equipment, such as plant and mobile equipment, expansion of existing facilities and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments, particularly in our Water Pipe & Products segment. As of March 31, 2017, outstanding stand-by letters of credit amounted to $12.9 million.

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

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. The more significant estimates made by management relate to fair value estimates for assets and liabilities acquired in business combinations; accrued liabilities for environmental cleanup, bodily injury and insurance claims; estimates for commitments and contingencies; and estimates for deferred tax assets, the tax receivable agreement obligation, inventory reserves, allowance for doubtful accounts and impairment of goodwill and long-lived assets.

Inventories

Inventories are valued at the lower of cost or net realizable value. The Company’s inventories are valued using the average cost and FIFO methods. Inventories include materials, labor and applicable factory overhead costs. The value of inventory is adjusted for damaged, obsolete, excess and slow-moving inventory. Net realizable value of inventory is estimated considering selling prices in the ordinary course of business, less estimated costs of completion, disposal, and transportation, as applicable.

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

Recent Accounting Guidance Adopted

A summary of recent accounting pronouncements and our assessment of any expected impact of these pronouncements if known is included in note 2 to the audited consolidated financial statements included in the 2016 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates and commodity price risk associated with our input costs. We utilize derivative instruments to manage selected foreign exchange and interest rate exposures. See note 12, Derivatives and hedging to the condensed consolidated financial statements.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. Based upon our outstanding principal amount of debt of $1,263.8 million at March 31, 2017, an increase in the current rate levels of 1% would result in an increase in our annual interest expense of $12.6 million.

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

Foreign Currency Risk

Approximately 5.1% of our net sales for the three months ended March 31, 2017 were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the three months ended March 31, 2017, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.2 million. This may differ from actual results depending on the levels of net sales outside of the U.S.

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

At March 31, 2017, the Company had an individual customer within its Water Pipe & Products segment that accounted for more than 10% of total net sales for the three months ended March 31, 2017. The customer represented approximately 13.5% of the Company's total net sales for the three months ended March 31, 2017, and had total receivables at March 31, 2017 totaling 15.0% of the Company total receivables, net.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2017 because of the material weaknesses discussed below.

In light of these material weaknesses, we performed additional analysis and other procedures to ensure that our condensed consolidated financial statements included in this Report were prepared in accordance with US GAAP. These measures included, among other things, expansion of our quarter-end closing and consolidation procedures, and implementation of additional analytical reviews and verification procedures. As a result, we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Internal Control over Financial Reporting

Material Weaknesses in Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(e) promulgated under the Exchange Act. In connection with the audit of our consolidated financial statements for the year ended December 31, 2016, material weaknesses in our internal control over financial reporting were identified which remain unremediated as of March 31, 2017. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses resulted in adjustments to our consolidated financial statements which were identified and corrected in historical periods presented in the audited financial statements included in our Form 10-K for the year ended December 31, 2016 and the unaudited financial statements included in this Form 10-Q for the quarter ended March 31, 2017.

A material weakness with respect to relating to the design and operating effectiveness of inventory controls was identified, including the aggregation of control deficiencies related to physical inventory counts, the evaluation of reserves for excess inventories, the periodic review of manufacturing labor and overhead variances, and standard cost procedures.

A material weakness with respect to the design and operating effectiveness of controls over bill and hold revenue transactions was identified, including control deficiencies related to procedures to identify all bill and hold arrangements and sufficiently evaluate the accounting criteria prior to revenue recognition.

In addition to the material weaknesses described above, there was an additional material weakness identified in connection with preparing our unaudited financial statements for the three months ended March 31, 2017.

A material weakness related to the design and operating effectiveness of controls related to the accounting for cost accruals, including control deficiencies related to the Company’s lack of timely identification and processing of invoices during the financial statement close process to ensure cost accruals are complete. In the current quarter, the Company identified and corrected prior period errors related to cost accrual items which should have been recognized in 2016. These errors were primarily caused by insufficient coordination and communication between the Company’s plant and corporate office locations. A cumulative correction was recorded during the quarter ended March 31, 2017 which increased pretax loss by $4.6 million, of which $3.3 million increased cost of revenues and $2.0 million increased selling, general and administrative expenses, partially offset by a $0.7 million increase in revenues.  The Company evaluated the impact of correcting these errors and concluded the errors were immaterial to operating results for the year ended December 31, 2016, expected annual operating results for the year ended December 31, 2017, as well as the trend of earnings.

Remediation

The following describes the continuing remediation that management is taking or has taken to address the material weaknesses described above:

•	Recruit additional knowledgeable accounting personnel focused on inventory cost processes and controls.

•	Create accounting policies for establishing and monitoring inventory standard costs, evaluating labor and overhead variances and revenue recognition including bill and hold transactions.

•	Conduct additional training on all accounting policies with special emphasis on physical inventory counts.

•	Direct the internal audit organization to increase risk-based monitoring of inventory physical counts.

•	Create new monitoring controls to identify and correct invalid amounts within sales backlog.

•	Implement a policy which prohibits bill and hold transactions.

•	Expand and strengthen our finance and accounting organization by recruiting and hiring additional finance personnel;

•	Created our internal audit organization, which reports directly to our audit committee;

•	Documented transaction processes and designed internal controls for each business cycle (Purchase to Pay, Quote to Cash, Inventory, Payroll and Benefits, and Financial Close and Reporting);

•	Implemented a new accounting application to enhance controls over account reconciliations; and

•	Trained users on our ERP system use and controls.

•
Enhance period end close process procedures and controls to improve information and communication flows between plant and corporate office locations, identify and process invoices received on a timely basis, and estimate accruals required for services received but not invoiced at period end.

Changes in Internal Control over Financial Reporting

Except as described above regarding the remediation steps taken and with respect to the identification of a new material weakness, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

The information set forth in Note 14, Commitments and contingencies to the condensed consolidated financial statements is incorporated by reference herein.

Item 1A. Risk Factors

There have been no changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC dated March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit

10.10
First Amendment to Senior Lien Term Loan Credit Agreement dated May 1, 2017 by and among Forterra, Inc., Forterra Finance, LLC, as borrower, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*^

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*^

101.INS	XBRL Instance Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*
101.DEF	XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

*	Filed herewith
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

FORTERRA, INC.
(Registrant)

	/s/ Jeff Bradley	May 15, 2017
By:	Jeff Bradley
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ William M. Brown	May 15, 2017
By:	William M. Brown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)