Form 10-Q
period 2017-06-30
Forterra, Inc.
filed 2017-08-10
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

There were 64,203,794 shares of common stock, par value $0.001 per share, of the registrant outstanding as of August 8, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FORTERRA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net sales	$436,685	$381,723	$774,987	$568,719
Cost of goods sold	361,089	298,632	660,424	449,937
Gross profit	75,596	83,091	114,563	118,782
Selling, general & administrative expenses	(67,297)	(57,060)	(132,598)	(90,721)
Impairment and exit charges	(11,376)	(23)	(11,811)	(23)
Earnings from equity method investee	3,342	3,565	6,513	4,868
Other operating income	2,010	2,116	3,243	3,344
	(73,321)	(51,402)	(134,653)	(82,532)
Income (loss) from operations	2,275	31,689	(20,090)	36,250

Other income (expenses)
Interest expense	(17,078)	(24,839)	(30,620)	(42,129)
Other income (expense), net	—	(1,177)	—	(1,177)
Income (loss) before income taxes	(14,803)	5,673	(50,710)	(7,056)
Income tax benefit	3,630	26,173	16,994	36,740
Income (loss) from continuing operations	(11,173)	31,846	(33,716)	29,684

Discontinued operations, net of tax	—	4,843	—	3,069
Net income (loss)	$(11,173)	$36,689	$(33,716)	$32,753

Basic and Diluted earnings (loss) per share:
Continuing operations	$(0.18)	$0.70	$(0.53)	$0.65
Discontinued operations	$—	$0.11	$—	$0.07
Net income (loss)	$(0.18)	$0.81	$(0.53)	$0.72
Weighted average common shares outstanding:
Basic and Diluted	63,792,743	45,369,474	63,791,127	45,369,474

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net Income (loss)	$(11,173)	$36,689	$(33,716)	$32,753
Unrealized loss on derivative activities, net of tax	(1,412)	(218)	(1,908)	(1,427)
Foreign currency translation adjustment	206	2,935	1,236	4,783
Comprehensive Income (loss)	$(12,379)	$39,406	$(34,388)	$36,109

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$22,024	$40,024
Receivables, net	240,058	201,481
Inventories	287,300	279,502
Prepaid expenses	7,363	6,417
Other current assets	18,885	5,179
Current assets held for sale	77,244	—
Total current assets	652,874	532,603
Non-current assets
Property, plant and equipment, net	432,477	452,914
Goodwill	508,474	491,447
Intangible assets, net	256,362	281,598
Investment in equity method investee	56,499	55,236
Other long-term assets	12,072	10,988
Non-current assets held for sale	18,585	—
Total assets	$1,937,343	$1,824,786
LIABILITIES AND EQUITY
Current liabilities
Trade payables	$125,372	$134,059
Accrued liabilities	59,293	82,165
Deferred revenue	10,329	20,797
Current portion of long-term debt	12,510	10,500
Current liabilities held for sale	21,564	—
Total current liabilities	229,068	247,521
Non-current liabilities
Senior term loan	1,183,809	990,483
Revolving credit facility	76,471	95,064
Deferred tax liabilities	87,267	100,550
Deferred gain on sale-leaseback	76,982	78,215
Other long-term liabilities	27,039	23,253
Long-term TRA payable	156,783	156,783
Total liabilities	1,837,419	1,691,869
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.001 par value, 64,165,557 and 63,924,124 shares issued and outstanding, respectively, and 190,000,000 shares authorized	18	18
Additional paid-in-capital	229,711	228,316
Accumulated other comprehensive loss	(5,697)	(5,025)
Retained deficit	(124,108)	(90,392)
Total shareholders' equity	99,924	132,917
Total liabilities and shareholders' equity	$1,937,343	$1,824,786

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)	(unaudited)
Net Income (loss)	$(33,716)	$32,753
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization expense	58,305	40,420
Loss (gain) on disposal of property, plant and equipment	1,194	(1,217)
Amortization of debt discount and issuance costs	3,994	3,760
Impairment charges	10,551	—
Earnings from equity method investee	(6,513)	(4,868)
Distributions from equity method investee	5,250	4,500
Unrealized (gain) loss on derivative instruments, net	(1,326)	1,026
Provision (recoveries) for doubtful accounts	1,398	360
Deferred taxes	(12,112)	(38,376)
Deferred rent	1,122	—
Other non-cash items	571	54
Change in assets and liabilities:
Receivables, net	(70,062)	(47,321)
Inventories	(49,458)	6,940
Other assets	(8,190)	(10,917)
Accounts payable and accrued liabilities	(21,031)	(1,841)
Other assets & liabilities	(6,021)	8,361
NET CASH USED IN OPERATING ACTIVITIES	(126,044)	(6,366)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(30,024)	(16,340)
Assets and liabilities acquired, business combinations, net	(35,380)	(841,861)
NET CASH USED IN INVESTING ACTIVITIES	(65,404)	(858,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale-leaseback	—	216,280
Deferred transaction costs on failed sale-leaseback	—	(6,492)
Payment of debt issuance costs	(2,498)	(6,896)
Payments on Senior and Junior Term Loans	(5,753)	(2,191)
Proceeds from Senior and Junior Term Loans, net	200,000	548,400
Proceeds from Revolver	194,000	106,611
Payments on Revolver	(213,000)	(55,173)
Proceeds from settlement of derivatives	—	6,546
Capital contribution from parent	—	402,127
Payments for return of contributed capital	—	(347,344)
Other financing activities	(110)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	172,639	861,868
Effect of exchange rate changes on cash	809	926
Net change in cash and cash equivalents	(18,000)	(1,773)
Cash and cash equivalents, beginning of period	40,024	43,590
Cash and cash equivalents, end of period	$22,024	$41,817

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	26,465	26,915
Income taxes paid	25,882	—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Fair value changes of derivatives recorded in OCI, net of tax	(1,908)	(1,427)

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

The Acquisition

The business of Forterra Building Products included indirect wholly-owned subsidiaries of LSF9 Concrete Holdings Ltd. ("LSF9"). Lone Star Fund IX (U.S.), L.P. (along with its affiliates and associates, but excluding the Company and other companies that it owns as a result of its investment activity, "Lone Star"), through its wholly-owned subsidiary LSF9, acquired the business of Forterra Building Products on March 13, 2015 (the "Acquisition"). LSF9, which was formed on February 6, 2015 for the purpose of acquiring the business of Forterra Building Products, had no operations prior to the date of the Acquisition.

Prior to the Acquisition, the entities comprising the business of Forterra Building Products were indirect wholly-owned subsidiaries of HeidelbergCement A.G. ("HeidelbergCement") a publicly listed company in Germany, encompassing HeidelbergCement's North American building products operations (“BP NAM"). LSF9 acquired BP NAM in the Acquisition, a business combination which also included the acquisition of HeidelbergCement’s U.K.-based building products operations for a total purchase price of $1.33 billion in cash, subject to a possible earn-out of up to $100.0 million as contingent consideration. The acquisition of BP NAM and HeidelbergCement's UK-based building products business was funded with an equity investment of $432.3 million and third-party debt in the amount of $940.0 million. As HeidelbergCement's U.K.-based building products operations are not part of Forterra, Forterra was allocated a proportion of the total debt and equity used in the Acquisition. See Note 11, Debt and deferred financing costs.

Initial Public Offering

On October 6, 2016, Forterra filed an Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock from 1,000 with a par value of $0.01 per share to 190,000,000 with a par value of $0.001 per share, and, immediately after which, effected a 41,619.472 for one stock split (the "Stock Split") of its issued and outstanding common stock previously approved by the Company's Board of Directors. Following the Stock Split there were 41,619,472 shares of common stock outstanding. The Company's Amended and Restated Certificate of Incorporation has also authorized 10,000,000 shares of preferred stock that may be issued at the approval of the Company's Board of Directors. No shares of preferred stock have been issued or were outstanding as of December 31, 2016 or June 30, 2017.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Reorganization was accounted for as a change in reporting entity, and the condensed consolidated financial statements have been retrospectively adjusted for all periods presented to reflect the new organizational structure following the Reorganization, including the presentation of discontinued operations associated with the Bricks Disposition.

Refinancing

Concurrent with the completion of the Offering, Forterra entered into a new $300 million asset based revolving credit facility for working capital and general corporate purposes (the “2016 Revolver”) and a new $1.05 billion senior term loan facility (“2016 Senior Term Loan”), the proceeds of which, together with a $125.0 million draw on the 2016 Revolver and $296.0 million in proceeds from the Offering, were used to repay in full and terminate the then-existing asset based revolving credit facility (the “2015 Revolver”), $1.04 billion senior term loan (the “2015 Senior Term Loan”) and $260.0 million junior term loan (the “Junior term Loan”) (collectively, the "Refinancing").

The terms of the 2016 Senior Term Loan and the 2016 Revolver are described in greater detail in Note 11, Debt and deferred financing costs.

2. Summary of significant accounting policies

General

The Company's condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and include the accounts and results of operations of the Company and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Seasonal changes and other conditions can affect the sales volumes of the Company's products. Therefore, the financial results for any interim period do not necessarily indicate the expected results for the year.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Long-lived assets held for sale

The Company accounts for long-lived assets held for sale in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360, Accounting for the Impairment or Disposal of Long-Lived Asset, which requires assets to be classified as held for sale when the following criteria are met: 1) management, having the authority to approve the action, commits to a plan to sell; 2) the asset or asset group is available for immediate sale in its present condition; 3) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; 4) actions required to complete the sale indicate that is it unlikely that significant changes to the plan will be made or that the plan will be withdrawn, and 5) the sale is probable to qualify for recognition as a completed sale within one year.

At such time assets or an asset group are determined to be held for sale, its carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. An impairment charge is recognized if the carrying value is in excess of its fair value. The assets and liabilities are required to be classified as held for sale on the accompanying condensed consolidated balance sheets. See additional description of assets held for sale as of June 30, 2017 at Note 20 Discontinued operations and assets held for sale.

Goodwill

Goodwill represents the excess of costs over the fair value of identifiable assets acquired and liabilities assumed. The Company evaluates goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets. ASC 350 requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company performs its annual impairment testing of goodwill as of October 1 of each year and in interim periods if events occur that would indicate that it is more likely than not the fair value of a reporting unit is less than carrying value. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The quantitative analysis compares the fair value of the reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds the fair value, impairment is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Credit Risk

At June 30, 2017, the Company had an individual customer within its Water Pipe & Products segment that accounted for more than 10% of total net sales for the three and six months ended June 30, 2017. The customer represented approximately 12% and 13%, of the Company's total net sales for the three and six months ended June 30, 2017, respectively, and had total receivables at June 30, 2017 totaling 18% of the Company's total receivables, net.

Recent Accounting Guidance Adopted

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, however early adoption is permitted. The Company early adopted the guidance provided in the ASU in the second quarter of 2017. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements, however it could have a material impact in the future, to the extent the new guidance impacts the Company's application of a definition of a business to significant transactions, including acquisitions and divestitures.

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. This guidance is effective in 2020, but early adoption is permitted for any impairment tests performed after January 1, 2017. The Company elected to early adopt the ASU effective in the second quarter of 2017. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. In the second quarter of 2017, the Company recognized impairment of goodwill associated with one of its reporting units. See Note 8, Goodwill and other intangible assets for a discussion of our interim goodwill assessment and the related impairment charge.

In July 2015, the FASB issued Accounting Standards Update ("ASU") 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requiring an entity to measure inventory within the scope of the ASU at the lower of cost and net realizable value. For public business entities, the amendments in this update were effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this ASU during the first quarter of 2017 did not have a material impact on the condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued guidance (the effective date of which was later delayed) that outlines a single comprehensive model for accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The guidance is effective for interim and annual reporting periods that begin after December 15, 2017. Early adoption of the standard is permitted, but not before the original effective date of interim and annual reporting periods beginning after December 15, 2016. During the second quarter of 2016, the FASB issued additional revenue recognition guidance that clarifies how an entity identifies performance obligations related to customer contracts as well as the objectives of collectability, sales and other taxes, non-cash consideration, contract modifications at transition, and technical corrections. The guidance is effective beginning in the first quarter of 2018, and the Company does not currently plan to early adopt the guidance. The guidance permits two methods of adoption, retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company will utilize the modified retrospective method upon adoption. The Company continues to evaluate the effect that the updated standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted as of the standard’s issuance date. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company believes the adoption of this ASU will have a material impact on its consolidated financial statements as it will result in most of the Company’s leases and associated assets being presented on the balance sheet.

In May 2017, the FASB issued ASU 2017-09 Stock Compensation (Topic 718): Scope of Modification Accounting to clarify which changes to the terms and conditions of a share-based payment require the application of modification accounting. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

3.    Business combinations

The acquisition described below is accounted for as a business combination as defined by ASC 805, Business Combinations. The Company allocated the purchase price to the individually identifiable assets acquired and liabilities assumed based on their estimated fair value on the date of acquisition. The excess purchase price over those fair values was recorded as goodwill. The determination of fair values of the acquired assets and assumed liabilities requires significant judgment, including estimates impacting the determination of estimated lives of tangible and intangible assets, calculation of the fair value of property, plant and equipment, inventory, and various intangibles. The fair values of assets and liabilities were determined using level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures.

On February 3, 2017, Forterra acquired the assets of Royal Enterprises America, Inc. ("Royal") for aggregate consideration of $35.5 million in cash, including customary working capital adjustments. Royal manufactures concrete drainage pipe, precast concrete products, stormwater treatment technologies and erosion control products serving the greater Minneapolis market. The acquisition was financed with borrowings on the 2016 Revolver. The preliminary respective fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Net working capital	$2,994
Property, plant and equipment, net	12,335
Customer relationship intangible	1,676
Non-compete agreement intangible	866
Other intangibles	443
Other assets and liabilities	(726)
Net identifiable assets acquired	17,588
Goodwill	17,903
Cash consideration transferred	$35,491

Preliminary balances may be subject to change upon the Company's final determination of the fair value of acquired assets and liabilities.     The Company has finalized the fair value allocations of all other acquisitions with the exception of the Company's 2016 acquisition of J&G Concrete Operations, LLC ("J&G") which remained preliminary at June 30, 2017.

Goodwill recognized is attributable primarily to expected operating efficiencies and expansion opportunities in the business acquired. Goodwill is expected to be deductible for tax purposes for the Royal acquisition.

Transaction costs

The Company recognized aggregate transaction costs, including legal, accounting, valuation, and advisory fees, specific to acquisitions of $0.2 million and $0.4 million, for the three and and six months ended June 30, 2017, respectively, and $5.0 million and $7.6 million, for the three and six months ended June 30, 2016, respectively. These costs are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

4. Receivables, net

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Trade receivables	$234,621	$178,012
Amounts billed, but not yet paid under retainage provisions	1,571	1,959
Other receivables	6,263	22,408
Total receivables	$242,455	$202,379
Less: Allowance for doubtful accounts	(2,397)	(898)
Receivables, net	$240,058	$201,481

5. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Finished goods	$201,140	$185,507
Raw materials	85,681	90,647
Work in process	479	3,348
Total inventories	$287,300	$279,502

6. Investment in equity method investee

The Company contributed plant assets and related inventory from nine operating locations as part of the agreement to form a joint venture with Americast, Inc., Concrete Pipe & Precast LLC ("CP&P"), and in return for the contribution the Company obtained a 50% ownership stake in the joint venture through its 500 Common Unit voting shares in CP&P.  Both at June 30, 2017 and December 31, 2016, the Company owned 50% of CP&P's voting common stock.

The Company's investment in the joint venture was $56.5 million at June 30, 2017, which is included within the Drainage Pipe & Products segment. Selected unaudited historical financial data for the investee is as follows (in thousands):

	Three months ended	Six months ended
	June 30,	June 30,
	2017	2017
Net sales	$35,447	$69,619
Gross profit	11,528	22,703
Income from operations	7,007	13,642
Net income	$6,928	$13,514

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Property, plant and equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Machinery and equipment	$331,758	$329,871
Land, buildings and improvements	147,555	142,105
Other equipment	4,074	2,592
Construction-in-progress	36,609	43,855
Total property, plant and equipment	519,996	518,423
Less: accumulated depreciation	(87,519)	(65,509)
Property, plant and equipment, net	$432,477	$452,914

Depreciation expense totaled $15.1 million and $30.1 million for the three and six months ended June 30, 2017, respectively, and $14.7 million and $23.4 million for the three and six months ended June 30, 2016, respectively, which is included in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

8. Goodwill and other intangible assets, net

    The Company has goodwill which has been recorded in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the six months ended June 30, 2017 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2016	$168,866	$322,581	$491,447
Acquisitions	19,515	—	19,515
Impairment	—	(3,003)	(3,003)
Foreign currency	508	7	515
Balance at June 30, 2017	$188,889	$319,585	$508,474

During the second quarter of 2017, the Company performed interim goodwill impairment testing of our Canadian concrete and steel pressure pipe reporting unit after identifying indicators it was more-likely-than-not the reporting unit's carrying value was in excess of its fair value. The reporting unit's operating results are primarily driven by large contractual projects, for which future demand has not materialized, driving changes in the valuations inputs and assumptions supporting the reporting unit's fair value.

Upon early adoption of ASU 2017-04 (see Note 2), the Company uses a one-step quantitative approach that compares the business enterprise value of each reporting unit with its carrying value. Business enterprise value is computed based on both an income approach (discounted cash flows) and a market approach. The income approach uses a reporting unit's estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. The market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting unit. The calculation of business enterprise value is based on significant unobservable inputs, such as price trends, customer demand, material costs and discount rates, and are classified as Level 3 in the fair value hierarchy.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

As a result of our interim impairment testing, we determined the carrying value of the reporting unit's goodwill was fully impaired and a goodwill impairment charge of $3.0 million was recorded.

Intangible assets other than goodwill at June 30, 2017 and December 31, 2016 included the following (in thousands):

	Net carrying value as of June 30, 2017	Net carrying value as of December 31, 2016
Customer relationships	$191,419	$209,937
Trade names	32,308	34,771
Patents	18,236	20,673
Customer backlog	91	1,628
Non-compete agreements	7,166	7,410
In-Process R&D	6,354	6,692
Other	788	487
Total intangible assets	$256,362	$281,598

Amortization expense totaled $13.4 million and $28.2 million for the three and six months ended June 30, 2017, respectively, and $10.5 million and $13.1 million for the three and six months ended June 30, 2016, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

9. Fair value measurement

The Company's financial instruments consist primarily of cash and cash equivalents, trade and other receivables, derivative instruments, accounts payable, long-term debt, accrued liabilities, and the long-term tax receivable agreement payable. The carrying value of the Company's cash equivalents, trade receivables, other receivables, trade payables, the asset based revolver and accrued liabilities approximates fair value due to their short-term maturity. The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired.

The carrying amount and estimated fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis is as follows for the dates indicated (in thousands):

	Fair value measurements at June 30, 2017 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Non-current assets
Derivative asset	—	$1,326	—	$1,326
Current liabilities
Derivative liability	—	$3,467	—	$3,467

	Fair value measurements at December 31, 2016 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Non-current liabilities
Derivative liability	—	$372	—	$372

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at June 30, 2017 using
	Carrying Amount June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
2016 Senior Term Loan	$1,196,319	—	$1,173,333	—	$1,173,333
Tax receivable agreement payable	160,783	—	—	135,375	135,375

		Fair value measurements at December 31, 2016 using
	Carrying Amount December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
2016 Senior Term Loan	$1,000,983	—	$1,064,395	—	$1,064,395
Tax receivable agreement payable	160,783	—	—	125,614	125,614

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

In the second quarter of 2017, the Company recorded goodwill impairment $3.0 million and long-lived asset impairment of $7.5 million. The measurements supporting each of the above impairment charges are classified as a Level 3 fair value assessment due to the significance of unobservable inputs used in the determination of the fair value. See Note 8 Goodwill and other intangible assets and Note 20 Discontinued operations and assets held for sale for further discussion.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

10.    Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued payroll and employee benefits	$25,876	$29,945
Accrued taxes	8,838	32,746
Accrued rebates	8,839	7,509
Warranty	4,056	3,509
Other miscellaneous accrued liabilities	3,363	3,681
Tax receivable agreement liability, current portion	4,000	4,000
Short-term derivative liability	3,467	—
Environmental & reclamation obligation	671	775
Other	183	—
Total accrued liabilities	$59,293	$82,165

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

11. Debt and deferred financing costs

The Company’s debt consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
2016 Senior Term Loan, net of debt issuance costs and original issuance discount of $45,303 and $46,392, respectively	$1,196,319	$1,000,983
2016 Revolver, net of debt issuance costs of $3,529 and $3,936, respectively	76,471	95,064
Total debt	$1,272,790	$1,096,047
Less: current portion debt	(12,510)	(10,500)
Total long-term debt	$1,260,280	$1,085,547

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

Effective May 1, 2017 the Company amended the 2016 Senior Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the interest margins applicable to the full balance of the 2016 Senior Term Loan by 50 basis points such that applicable margin based on LIBOR has been reduced from 3.50% to 3.00%. The net proceeds from the incremental term loan of $196.8 million were used to pay down a portion of the outstanding balance on the 2016 Revolver. This amendment had no effect on the Company's ability to increase the size of the 2016 Senior Term Loan under the original provisions. The 2016 Senior Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest will accrue on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively.

Outstanding borrowings under the 2016 Senior Term Loan are guaranteed by Forterra and each of its direct and indirect material wholly-owned domestic subsidiaries except certain excluded subsidiaries (the "Guarantors"). The 2016 Senior Term Loan is secured by substantially all of the assets of Forterra, the borrower and the Guarantors; provided that the obligations under the 2016 Senior Term Loan are not secured by any liens on more than 65% of the voting stock of the Canadian subsidiaries or assets of the Canadian subsidiaries. The 2016 Senior Term Loan contains customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict the ability of Forterra and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The 2016 Senior Term Loan does not contain any financial covenants. Obligations under the 2016 Senior Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate).

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The advance rates for accounts receivable and inventory are subject to increase by 2.5% during certain periods. The 2016 Revolver matures on October 25, 2021. The Revolver also provides for the issuance of letters of credit of up to an agreed sublimit. Interest accrues on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average excess availability under the 2016 Revolver for the most recently completed calendar quarter. The obligations of the borrowers under the 2016 Revolver are guaranteed by Forterra and its direct and indirect wholly-owned restricted subsidiaries other than certain excluded subsidiaries; provided that the obligations of the U.S. borrowers are not guaranteed by the Canadian subsidiaries. The 2016 Revolver is secured by substantially all of the assets of the borrowers; provided that the obligations of the U.S. borrowers are not secured by any liens on more than 65% of the voting stock of the Canadian subsidiaries or assets of the Canadian subsidiaries.

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

The weighted average annual interest rate on the 2016 Revolver was 3.13% and 2.89% for the three and six months ended June 30, 2017, respectively. In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total 2016 Revolver. Availability under the 2016 Revolver at June 30, 2017 based on draws, and outstanding letters of credit and allowable borrowing base was $204.3 million.

As of June 30, 2017, scheduled maturities of long-term debt were as follows:

	Total	2016 Senior Term Loan	2016 Revolver
2017	$6,255	$6,255	$—
2018	12,510	12,510	—
2019	12,510	12,510	—
2020	12,510	12,510	—
2021	92,510	12,510	80,000
Thereafter:	1,185,327	1,185,327	—
	$1,321,622	$1,241,622	$80,000

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

2015 Senior Term Loan, Junior Term Loan, and Revolving Credit Facility

In connection with the financing of the Acquisition, LSF9 entered into the 2015 Senior Term Loan for borrowings of $635.0 million, the Junior Term Loan for borrowings of $260.0 million, and drew $45.0 million on the 2015 Revolver (such credit agreements together, as amended from time to time, the “Initial Credit Agreements”). Approximately $515.5 million was the obligation of Forterra as a joint and several obligation under ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements. See Note 1, Basis of presentation to the audited consolidated financial statements included in the 2016 10-K for additional information.

In October 2015, the Company increased the size of the 2015 Senior Term Loan by $240.0 million in connection with the acquisition of Cretex Concrete Products, Inc (the “Cretex Acquisition”). Additionally, in April 2016, the Company's capacity on the 2015 Revolver was increased to $285.0 million. In conjunction with the issuance of debt related to the Acquisition and the Cretex Acquisition, LSF9 incurred $71.6 million of debt issuance costs and debt discounts; of which $51.9 million was attributed to the Company debt obligation. The Initial Credit Agreements were secured by substantially all of the assets of the Company.

In April 2016, LSF9 borrowed $205.0 million on the 2015 Revolver in order to finance the acquisition of USP Holdings Inc. (the “USP Acquisition”) of which $203.4 million was repaid during April 2016 with proceeds from an affiliated entity controlled by LSF9 but not included among the legal entities that comprise the Company. In connection with the additional proceeds obtained in April 2016 which benefited the Company, under ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements, the Company assumed an additional obligation of $203.4 million that was recognized as an increase to the Company’s allocated share of the 2015 Senior Term Loan balance with an associated increase in debt issuance fees and discount related to the 2015 Senior Term Loan of $8.9 million. The affiliated entity was subsequently released as a co-obligor and its joint and several liability under terms of all of the 3rd party credit agreements.

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

Joint and Several Obligations

The Company recorded debt on its balance sheet as of December 31, 2015 under ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements. The Company and the affiliates of LSF9 were co-obligors and jointly and severally liable under terms of the Initial Credit Agreements. The Company’s allocated portion of the $940.0 million of third party debt used to finance the Acquisition was $515.5 million. The initial obligation of $515.5 million was reflected on the Company’s condensed consolidated balance sheet at the Acquisition date as $254.9 million of 2015 Senior Term Loan, $260.0 million of Junior Term Loan and $0.6 million of 2015 Revolver obligations. The remaining $424.5 million of the debt was allocated to affiliates of LSF9 that are not included in Forterra based on the amounts affiliates of LSF9 have fully repaid as discussed below). In April of 2016, the Company’s affiliate co-obligors were released from joint and several liability under the Initial Credit Agreements. The Company was consequently the sole source of repayment for its $515.5 million share for the initial obligation under the Initial Credit Agreements, as well as other obligations recorded on the balance sheet. In addition to the initial debt obligation of $515.5 million recorded by the Company, additional 2015 Senior Term Loan borrowings of $240.0 million that in October 2015 were used to finance the Cretex Acquisition were allocated in full to the Company.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

increase in the 2015 Senior Term Loan in order to reflect the change in its obligation as a result of the additional borrowings of LSF9. A proportionate amount of debt issuance costs and discount related to the increased obligation under the 2015 Senior Term Loan was also allocated to the Company at the time of the increased obligation.

Lines of Credit and Other Debt Facilities

The Company had standby letters of credit outstanding of $15.7 million as of June 30, 2017 which reduce the borrowings available under the Revolver.

12. Derivatives and hedging

The Company uses derivatives to manage selected foreign exchange and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and cash flows from derivative instruments are included in net cash provided by (used in) financing activities in the condensed consolidated statements of cash flows.

At June 30, 2017, the Company had foreign exchange forward contracts, designated as cash flow hedges in accordance with ASC 815-20 Derivatives - Hedging, which allows for the effective portion of the changes in the fair value of the instruments to be captured in accumulated other comprehensive income, and ineffective portion recorded in earnings. These instruments were assigned to Forterra by an affiliate concurrent with the Reorganization, directly prior to the Refinancing and Offering and have a termination date of March 2018. Additionally, on February 9, 2017, Forterra entered into interest rate swap transactions with a combined notional value of $525 million.  Under the terms of the swap transactions, Forterra agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps have a three-year term and expire on March 31, 2020. The interest rate swaps are not designated as cash flow hedges, therefore all changes in the fair value of these instruments are captured as a component of interest expense in the condensed consolidated statements of operations.

The instruments the Company previously held, included foreign exchange forward contracts and fixed-for-float cross currency swaps entered into in March of 2016, were settled in connection with the Reorganization and Refinancing, resulting in a net cash settlement of approximately $1.3 million paid by the Company in the fourth quarter of 2016.

A quantitative analysis is utilized to assess hedge effectiveness for cash flow hedges. The Company assesses the hedge effectiveness and measures the amount of ineffectiveness for the hedge relationships based on changes in forward exchange rates. The Company elects to present all derivative assets and derivative liabilities on a net basis on its condensed consolidated balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At June 30, 2017 and December 31, 2016, the Company’s derivative instruments fall under an ISDA master netting agreement.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	June 30, 2017
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$—	—	$92,961	$3,467
Interest rate swaps	525,000	1,326	—	—
Total derivatives, gross		1,326		3,467
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net	$—	$1,326	$—	$3,467

	December 31, 2016
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$—	$—	$92,961	$372
Total derivatives, gross	—	—	—	372
Less: Legally enforceable master netting agreements	—	—	—	—
Total derivatives, net	$—	$—	$—	$372

The following table presents the effect of derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Cross currency swaps
Loss on derivatives not designated as hedges in other operating income (expense)	—	(411)	—	(2,874)
Interest rate swaps
Gain on derivatives not designated as hedges included in interest expense	(708)	—	1,326	—

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

Prior to the Reorganization, the sale-leaseback transactions were considered to have one form of prohibited “continuing involvement” at the inception of the lease which preclude sale-leaseback accounting for transactions involving real estate in the financial statements of the Company because a guarantee by LSF9

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

provided the buyer-lessor or the lessor, as applicable, with additional collateral that reduced the buyer-lessor’s or the lessor's, as applicable, risk of loss.  As a result, the assets subject to the sale-leaseback remained on the balance sheet and were depreciated. Additionally, the aggregate proceeds were recorded as a financing obligation in the consolidated balance sheet and under financing in the statements of cash flow. In October 2016, the Company entered into agreements to replace the original guarantor, LSF9, with Forterra, as the new guarantor, effective immediately following completion of the Reorganization. Due to the change in guarantor, the sale leaseback qualified for sales recognition and was classified as an operating lease beginning October 2016. Associated with the sale, in October 2016, the Company recognized a loss on the statement of operations of $19.6 million and a deferred gain of $81.5 million. The deferred gain will be amortized over the life of the lease. As of June 30, 2017, the non-current portion of the deferred gain was $77.0 million and the current portion of the deferred gain was $2.8 million in the condensed consolidated balance sheets.

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

In connection with the Acquisition, there is an earn-out contingency including contingent consideration of up to $100.0 million if and to the extent the 2015 financial results of the businesses acquired by Lone Star in the Acquisition, including the Company and HeidelbergCement's former building products business in the United Kingdom, exceeded a specified Adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such Adjusted EBITDA calculation exceeds the specified target, LSF9, and therefore, Forterra would be required to pay HeidelbergCement an amount equal to a multiple of such excess Adjusted EBITDA, with any payment capped at $100.0 million. In April 2016, the Company provided an earn-out statement to HC demonstrating that no payment was required. On June 13, 2016, HeidelbergCement provided notification that it is disputing, among other things, the Company’s calculation of Adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100.0 million. The Company does not believe HeidelbergCement’s position has merit and intends to vigorously oppose HeidelbergCement's assertions. On October 5, 2016, affiliates of HeidelbergCement filed a lawsuit in the Delaware Court of Chancery seeking specific performance and claiming access to the Company's books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert’s authority; and in the alternative, claiming a breach of contract and seeking the $100.0 million and other damages (the "Delaware Action"). In November 2016, the defendants filed a motion to dismiss the Delaware Action, and on January 6, 2017, the plaintiffs filed a First Amended Complaint. The defendants filed a motion to dismiss the First Amended Complaint on February 22, 2017, requesting that the Court dismiss all claims in the Delaware Action. On March 24, 2017, the plaintiffs in the Delaware Action filed a response, and the defendants filed a reply on April 7, 2017. The court in the Delaware Action has set a hearing on the defendants' motion to dismiss for September 21, 2017. As a result of the Reorganization, the defendants in the Delaware Action are no longer part of the Company and its consolidated subsidiaries, however the Company remains the liable party in this matter.

As of June 30, 2017, no liability for this contingency has been accrued as payment of any earn-out is not considered probable. However, the outcome of this matter is uncertain, and no assurance can be given to the ultimate outcome of the resulting proceedings. If the Company is unsuccessful in resolving the dispute, it could recognize a material charge to its earnings.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Before the payout of any cash the LTIP requires Lone Star to realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of June 30, 2017, no monetization event had occurred, and therefore no amounts were accrued in the condensed consolidated balance sheets. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future monetization events. The timing and amount of such payments are unknown and is dependent upon future monetization events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the Offering, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered.

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

For purposes of the tax receivable agreement, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which any such related tax benefits remain. The Company accounts for potential payments under the tax receivable agreement as a contingent liability, with amounts accrued when considered probable and reasonably estimable. As of the Offering date, the Company recorded a $160.8 million liability and a reduction to additional paid-in-capital related to the tax receivable agreement for the undiscounted value of probable future payments. Net of tax effects of $18.5 million, the net reduction to additional paid-in-capital related to the initial liability for the tax receivable agreement was $142.3 million. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the Offering will be recorded as a reduction to the liability and will be recorded as a financing obligation in the statement of cash flows. At the end of each reporting period, any changes in the Company's estimate of the liability will be recorded in the statement of operations as a component of other income/expense and will be recorded as an operating activity in the statement of cash flows. As of June 30, 2017, the liability recorded is $160.8 million as no payments have been made through June 30, 2017. The timing and amount of future tax benefits associated with the tax receivable agreement are subject to change, and additional payments may be required which could be materially different from the current accrued liability.

15. Earnings per share

Basic earnings per share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Potentially dilutive securities include employee stock options and shares of restricted stock. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities.

For purposes of calculating earnings (loss) per share, weighted average shares prior to the Reorganization have been retroactively adjusted to give effect to Stock Split and the Reorganization for all historical periods presented in the financial statements. The computations of earnings (loss) per share for periods prior to our IPO do not include the shares issued in connection with the IPO.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The calculations of the basic and diluted EPS for the three and six months ended June 30, 2017 and 2016 are presented below (in thousands, except share and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Income (loss) from continuing operations	$(11,173)	$31,846	$(33,716)	$29,684
Discontinued operations, net of tax	—	4,843	—	3,069
Net Income (loss)	$(11,173)	$36,689	$(33,716)	$32,753

Common stock:
Weighted average basic shares outstanding	63,792,743	45,369,474	63,791,127	45,369,474
Effect of dilutive securities	—	—	—	—
Weighted average diluted shares outstanding	63,792,743	45,369,474	63,791,127	45,369,474

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.18)	$0.70	$(0.53)	$0.65
Income from discontinued operations, net of taxes	$—	$0.11	$—	$0.07
Net income (loss)	$(0.18)	$0.81	$(0.53)	$0.72
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.18)	$0.70	$(0.53)	$0.65
Income from discontinued operations, net of taxes	$—	$0.11	$—	$0.07
Net income (loss)	$(0.18)	$0.81	$(0.53)	$0.72

16. Stock-based plans

2016 Stock Incentive Plan

Forterra has one equity compensation plan under which it has granted stock awards, the Forterra, Inc. 2016 Stock Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan became effective October 19, 2016, upon the approval of the Company's then-sole equity-holder, and serves as the umbrella plan for the Company’s stock-based and cash-based incentive compensation programs for its directors, officers and other eligible employees. The aggregate number of shares of common stock that may be issued under the 2016 Incentive Plan may not exceed 5,000,000 shares.

Effective October 19, 2016, the board of directors granted employees and independent directors 361,590 options to purchase shares of common stock at an exercise price of $18.00 per share and 136,900 shares of restricted common stock. Both the options and restricted shares awarded to employees are subject to a four-year vesting period and the options and restricted shares awarded to independent directors are subject to a one-year vesting period. Additional grants of an aggregate of 612,362 options and 290,350 restricted shares were awarded to employees effective March 20, 2017 and June 27, 2017. These options and restricted shares are subject to a three-year vesting period. The awards of stock options granted under the 2016 Incentive Plan have a term of ten years.

In accordance with ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expense over the requisite service period for the entire award, which is generally the maximum vesting period of the award, in an amount equal to the grant date fair value of share-based payments, which include stock options granted and restricted stock awards to employees and non-employee members of Forterra's board of directors. The Company records stock-based compensation expense in cost of goods sold and selling,

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

general and administrative expenses. Stock-based compensation expense was approximately $1.0 million and $1.4 million for the three and six months ended June 30, 2017, respectively.

Stock Option Grants

The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the option grants in the six months ended June 30, 2017:

Expected dividends	—%
Expected volatility	39.60%
Risk-free interest rate	0.65%
Expected lives in years	6
Weighted-average fair value of options:
Granted	$6.25

The Black-Scholes model requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Expected volatility is calculated based on an analysis of historical and implied volatility measures for a set of Forterra's peer companies. The average expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock option have characteristics significantly different from those of traded options, the use of the Black-Scholes option pricing model may not provide a reliable estimate of the fair value of employee stock options.

A summary of the status of stock options granted under the 2016 Incentive Plan during the three months ended June 30, 2017, and changes during the three months then ended, is presented in the table below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	815,958	$18.54
Granted	154,154	$8.30
Exercised	—	n/a
Forfeited	(109,387)	$18.79
Outstanding, end of period	860,725	$16.67

Restricted Stock Awards

Restricted stock awards are share awards that entitle the holder to receive shares of the Company's common stock which become freely transferable upon vesting. During the three and six months ended June 30, 2017, pursuant to the 2016 Incentive Plan, the Company issued 40,241 and 290,350 restricted stock awards, respectively. These restricted stock awards granted to employees generally vest on a three-year vesting schedule. The estimated compensation cost of the restricted stock awards, which is equal to the fair value of the awards on the date of grant net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information about restricted stock award activity during the three months ended June 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance, beginning of period	384,759	$18.62
Grants	40,241	$8.30
Vested shares	(4,500)	$18.00
Forfeitures	(47,686)	$18.81
Unvested balance, end of period	372,814	$17.49

17.    Income Taxes

The Company recorded income tax benefit from continuing operations of $3.6 million and $17.0 million for the three and six months ended June 30, 2017, respectively, and $26.2 million and $36.7 million for the three and six months ended June 30, 2016, respectively.

The income tax benefit for the six months ended June 30, 2017 recorded includes an effective tax rate of 33.5%, which differs from the federal statutory rate primarily due to the effect of state income taxes, valuation allowance in certain states and foreign jurisdictions, partially offset by the favorable foreign rate differentials. There was no income tax benefit derived from the goodwill impairment recognized in the three months ended June 30, 2017 as the related goodwill is not deductible for income tax purposes. The income tax expense for the six months ended June 30, 2016 is primarily attributable to the reduction of the Company's valuation allowance and corresponding recognition of a deferred tax benefit after giving consideration to deferred income tax liabilities of $34.9 million recorded in the acquisition of Sherman-Dixie Concrete Industries, Inc. and USP Holdings, Inc.

The Company's quarterly provision for income taxes has historically been calculated using the annual effective tax rate method, which applies an estimated annual effective tax rate to year-to-date pre-tax income or loss. However, when a reliable estimate of the annual effective tax rate cannot be made, such as when minor changes in estimated income for the full year can result in significant variations to the estimated annual effective tax rate, the actual effective tax rate for the year to date may be the best estimate of the annual effective tax rate. The Company has determined that it cannot make a reliable estimate of its annual effective tax rate; therefore, for the three and six months ended June 30, 2017, interim income taxes were recorded using the actual year-to-date effective tax rate as described under ASC 740-270-30-18, Accounting for Income Taxes-Interim Reporting.

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

Net sales from the major products sold to external customers include drainage pipe and precast products, and concrete and steel water transmission pipe.

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

The following tables set forth reportable segment information with respect to net sales and other financial information attributable to the Company's reportable segments for the three and six months ended June 30, 2017 and 2016 (in thousands):

For the three months ended June 30, 2017:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net Sales	$221,521	$215,163	$1	436,685
Income (loss) from continuing operations before income taxes	29,088	434	(44,325)	(14,803)
Depreciation and amortization	10,868	17,464	169	28,501
Interest expense	123	15	16,940	17,078
EBITDA	$40,079	$17,913	$(27,216)	$30,776

Capital expenditures	$7,943	$3,351	$125	$11,419

For the three months ended June 30, 2016:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net Sales	$192,228	$189,170	$325	381,723
Income (loss) from continuing operations before income taxes	33,732	16,753	(44,812)	5,673
Depreciation and amortization	10,081	14,939	116	25,136
Interest (income)/expense	3,272	772	20,795	24,839
EBITDA	$47,085	$32,464	$(23,901)	$55,648

Capital expenditures	$4,329	$2,804	$624	$7,757

For the six months ended June 30, 2017:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net Sales	$381,969	$393,012	$6	774,987
Income (loss) from continuing operations before income taxes	28,127	99	(78,936)	(50,710)
Depreciation and amortization	23,144	34,910	251	58,305
Interest expense	219	16	30,385	30,620
EBITDA	$51,490	$35,025	$(48,300)	$38,215

Capital expenditures	$14,465	$8,161	$973	$23,599
Total assets	$807,192	$1,081,149	$49,001	$1,937,342

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

For the six months ended June 30, 2016:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net Sales	$336,549	$229,641	$2,529	568,719
Income (loss) from continuing operations before income taxes	52,211	19,343	(78,610)	(7,056)
Depreciation and amortization	19,551	16,502	375	36,428
Interest expense	3,272	772	38,085	42,129
EBITDA	$75,034	$36,617	$(40,150)	$71,501

Capital expenditures	$6,270	$3,403	$624	$10,297
Total assets	$724,744	$1,122,392	$25,831	$1,872,967

In the three and six months ended June 30, 2017 above, the Water Pipe & Products income from continuing operations includes the impact of $3.0 million of goodwill impairment and $7.5 million of long-lived asset impairment charges.

The Company has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $3.3 million and $6.5 million for the three and six months ended June 30, 2017, respectively, and $3.6 million and $4.9 million for the three and six months ended June 30, 2016, respectively, and with the following balances (in thousands):

	At June 30,	At December 31,
	2017	2016
Investment in equity method investee	$56,499	$55,236

The Company is also required by ASC 280 to disclose additional information related to geographic location. The Company has operations in the United States, Canada and Mexico. The Company has both revenues and long-lived assets in each country and those assets and revenues are recorded within geographic location as follows (in thousands):

Property, plant, and equipment, net:	June 30,	December 31,
	2017	2016
United States	$401,968	$422,853
Canada	20,038	19,584
Mexico	10,471	10,477
	$432,477	$452,914

Net Sales:	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
United States	$412,594	$347,997	$733,730	$517,846
Canada	20,852	30,767	34,819	47,914
Mexico	3,239	2,959	6,438	2,959
	$436,685	$381,723	$774,987	$568,719

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

19. Related party transactions

Hudson Advisors

The Company had an advisory agreement with Hudson Advisors, an affiliate of Lone Star, to provide certain management oversight services to the Company, including assistance and advice on strategic plans, obtaining and maintaining certain legal documents, and communicating and coordinating with service providers. The Company incurred fees totaling $2.2 million and $3.1 million for the three and six months ended June 30, 2016, respectively, included in selling, general and administrative expense on the condensed consolidated statement of operations.

In conjunction with the Offering, the advisory agreement with Hudson Advisors was terminated.

Affiliates receivable

The Company pays for certain services provided for affiliates which the Company bills to its affiliates. At June 30, 2017 and December 31, 2016, the Company recorded a receivable of $0.5 million and $0.1 million, respectively for services paid on behalf of affiliates in other current assets on the condensed consolidated balance sheets.

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

Bricks Joint Venture

In connection with the Bricks Disposition, Forterra entered into a transition services agreement with the joint venture formed by the affiliate of Lone Star and an unaffiliated third party pursuant to which Forterra's former bricks business was contributed (the "Bricks Joint Venture"). Pursuant to the transition services agreement, Forterra continued to provide certain administrative services, including but not limited to information technology, accounting and treasury for a limited period of time following the Bricks Disposition. The Bricks Joint Venture paid the Company a total of $0.9 million and $1.6 million pursuant to the transition services agreement for the three and six months ended June 30, 2017, respectively. Additionally, during the transition period, the Company collected cash from as well as settled invoices and payroll on behalf of its former bricks business. As a result, Forterra had a net payable due to affiliates of $8.4 million as of December 31, 2016, and a net receivable from affiliates of $5.7 million as of June 30, 2017.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

20.     Discontinued operations and assets held for sale

Discontinued operations

On August 23, 2016, an affiliate of Lone Star entered into an agreement with an unaffiliated third party to contribute Forterra's bricks business to a Bricks Joint Venture. In exchange for the contribution of the bricks business, an affiliate of Lone Star received a 50% interest in the Bricks Joint Venture. In connection with the Reorganization described in Note 1, on October 17, 2016, Forterra distributed its bricks business to an affiliate of Lone Star in a transaction among entities under common control. The Bricks Disposition has been accounted for as a discontinued operation. Following the Bricks Disposition, Forterra no longer had any relation to or business affiliation with its former bricks business or the Bricks Joint Venture other than contractual arrangements regarding certain limited transition services, the temporary use of the “Forterra” name, and a short-term loan, of approximately $11.9 million, which was subsequently been repaid in full in 2016.

The key components of loss from discontinued operations for the three and six months ended June 30, 2016 consist of the following (in thousands):

	Three months ended	Six months ended
	June 30, 2016	June 30, 2016
Revenue	$41,086	$71,424
Operating costs and expenses	(34,790)	(64,154)
Depreciation and amortization	(1,525)	(3,992)
Operating income	$4,771	$3,278
Other income (expense)	79	(2)
Income tax expense	(7)	(207)
Income from discontinued operations, net of tax	$4,843	$3,069

Assets held for sale

On June 23, 2017 Forterra entered into a definitive agreement to sell its U.S. concrete and steel pressure pipe business, which is part of its Water Pipe and Products segment, to Thompson Pipe Group ("TPG") in exchange for approximately $23.2 million in cash, exclusive of fees and expenses, as well as assets relating to a drainage pipe and products manufacturing facility. As of June 30, 2017, the Company determined the assets and liabilities associated with the disposal group met the criteria required to be classified as held for sale.

Assets and liabilities which meet the held for sale criteria are carried at fair value less selling costs. An analysis indicated that the carrying value of the long-lived assets held for sale exceeded the fair value less costs to sell, and as a result, an pre-tax impairment charge of $7.5 million was recorded within impairment and exit charges for the three and six months ended June 30, 2017. The long-lived assets' fair value was estimated using accepted cost approach methodologies.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities classified as held for sale on our accompanying condensed consolidated balance sheets at June 30, 2017 consisted of the following (in thousands):

June 30,
2017
Receivables, net	$31,007
Inventories	46,125
Prepaid expenses	112
Current assets held for sale	$77,244
Property, plant and equipment, net	18,585
Non-current assets held for sale	$18,585
Trade payables	11,256
Accrued liabilities	126
Deferred revenue	10,182
Current liabilities held for sale	$21,564

The pre-tax loss of the U.S. concrete and steel pressure pipe disposal group held for sale is $9.2 million and $15.3 million for the three and six month periods ended June 30, 2017, respectively inclusive of long-lived asset impairment of $7.5 million. In 2016, the disposal group had a pre-tax income of $5.9 million for the three months ended June 30, 2016 and pre-tax income of $6.9 million for the six months ended June 30, 2016.

21.    Subsequent events

On July 31, 2017, the Company completed the sale of the assets of its U.S. concrete and steel pressure pipe business. As provided in Note 20, these assets were classified as held for sale as of June 30, 2017. The Company received $23.2 million in cash, exclusive of fees and expenses, as well as assets relating to a drainage pipe and products manufacturing facility previously owned by TPG. In exchange, the Company contributed the net working capital and long-lived assets of its U.S. concrete and steel pressure pipe business. Subject to the finalization of customary net working capital adjustments and the determination of the fair value of assets acquired in the transaction, for which not all relevant information is yet available, the Company expects to record a pre-tax loss on sale in continuing operations for this transaction in the third quarter of 2017, which the Company preliminarily estimates will be approximately $25 million.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 31, 2017, or the 2016 10-K.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with those statements.

Overview

Our Company

We are a leading manufacturer of pipe and precast products by sales volume in the United States and Eastern Canada for a variety of water-related infrastructure applications, including water transmission, distribution and drainage. We provide critical infrastructure components for a broad spectrum of construction projects across residential, non-residential and infrastructure markets. Our extensive suite of products range from large diameter pipe that transports water to and from treatment centers and manages drainage along major transportation corridors, to smaller diameter pipe that delivers potable water to, and removes wastewater from, end users in residential and commercial settings.

Our Segments

Our operations are organized into the following reportable segments:

•	Drainage Pipe & Products - We are a producer of concrete drainage pipe and precast products.

•	Water Pipe & Products - We are a producer of ductile iron pipe (DIP) and concrete and steel pressure pipe.

•	Corporate and Other - Primarily consists of corporate offices and our roof tile operations which were sold in April 2016.

Basis of Presentation

Lone Star Fund IX (U.S.), L.P. (together with its affiliates and associate, but excluding the Company and other companies that it owns as a result of its investment activity, Lone Star, through LSF9 Concrete Holdings Ltd., or LSF9, a wholly owned subsidiary, acquired our business, or the Acquisition, along with the business of Forterra, plc, the operator the former building products business of HeidelbergCement AG, or HeidelbergCement, in the United Kingdom, or Forterra UK, on March 13, 2015 from HeidelbergCement for aggregate cash consideration of $1.33 billion, subject to a $100.0 million earn-out that is currently subject to dispute, as discussed in greater detail in Note 14, Commitments and contingencies, to the condensed consolidated financial statements. Prior to the Acquisition, we were HeidelbergCement’s building products operations in the United States and Eastern Canada. LSF9 was formed on February 6, 2015 for the purpose of consummating the Acquisition and had no operations prior to the date of Acquisition.

Prior to our initial public offering of common stock on October 25, 2016, or the IPO, LSF9 transferred its building products operations in the United States and Eastern Canada to Forterra, Inc. in an internal reorganization transaction, or the Reorganization. Forterra, Inc. was formed on June 21, 2016 for purposes of the Reorganization and did not have any operations prior to the date of the Reorganization.

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

Recent Developments

Royal Acquisition

On February 3, 2017, we acquired Royal Enterprises America, Inc., or Royal, for aggregate consideration of $35.5 million, including customary working capital adjustments. Royal manufactures concrete drainage pipe, precast concrete products, stormwater treatment technologies and erosion control products serving the greater Minneapolis market. The acquisition was financed with borrowings on our 2016 Revolver.

Divestiture of U.S. Pressure Pipe

On June 23, 2017, we entered into a definitive agreement to sell our U.S. concrete and steel pressure pipe business, a component of our Water Pipe and Products segment, to Thompson Pipe Group ("TPG") in exchange for approximately $23.2 million in cash, exclusive of fees and expenses, as well as assets relating to a drainage pipe and products manufacturing facility. As of June 30, 2017, the Company determined the assets and liabilities associated with the disposal group met the criteria required to be classified as held for sale, and recognized a related impairment of $7.5 million. We intend to use the net proceeds from the transaction to pay down debt on our Revolver.

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

Factors Affecting our Financial Statements

Reorganization

Prior to the consummation of the IPO, LSF9 distributed its brick operations in the United States and Eastern Canada to an affiliate of Lone Star, the Bricks Disposition, which was recognized as a return of capital in the statement of shareholders' equity. We reclassified the operations of our former brick business to discontinued operations for the three and six months ended June 30, 2016. Following the Bricks Disposition and prior to the consummation of the IPO, the remaining building products operations of LSF9 in the United States and Eastern Canada were transferred to Forterra, Inc. in the Reorganization. Following the Reorganization, Forterra, Inc. became a wholly owned subsidiary of Forterra US Holdings, LLC, which is indirectly wholly owned by an affiliate of Lone Star.

The IPO

On October 25, 2016, we completed the IPO, in which we offered and sold 18,420,000 shares of our common stock. We received net proceeds from the IPO of $313.3 million, net of underwriting discounts and commissions and before payment of IPO expenses, $296.0 million of which were used to repay indebtedness in the refinancing transactions summarized below.

Refinancing

Concurrent with the completion of the IPO, we entered into new credit facilities, or the Refinancing. In the Refinancing, we entered into the 2016 Revolver, a new $300.0 million asset based revolving credit facility, for working capital and general corporate purposes and a new $1.05 billion senior term loan facility, or the 2016

Senior Term Loan, the proceeds of which, together with a $125.0 million draw on the 2016 Revolver and the proceeds from the IPO, were used to repay in full and terminate the then-existing Junior Term Loan of $260.0 million, or the Junior Term Loan, the 2015 Senior Term Loan of $1.04 billion, and the existing balance under the 2015 Revolver, in addition to related expenses associated with the IPO and Refinancing. Immediately subsequent to the completion of the IPO, Forterra had $125.0 million outstanding on its 2016 Revolver and $1.05 billion on its 2016 Senior Term Loan. The $260.0 million repayment toward the Junior Term Loan represented a full repayment of the outstanding principal on that loan, resulting in a related write-off of issue discounts and capitalized issuance costs of approximately $22.4 million. The repayment also triggered a prepayment penalty of approximately $7.8 million.

Business Combinations

The Company completed the following transactions impacting the periods presented:

Purchase Price
Acquisitions:	(in millions)
2016
Sherman-Dixie Concrete Industries	66.8
USP Holdings, Inc.	778.7
Bio Clean Environmental Services, Inc. and Modular Wetland Systems, Inc.	31.9
J&G Concrete Operations, LLC	32.4
Precast Concepts, LLC	99.6
2017
Royal Enterprises America, Inc.	35.5

Sale Leaseback

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

Prior to the Reorganization, the sale-leaseback transactions were considered to have one form of prohibited “continuing involvement” at the inception of the lease which preclude sale-leaseback accounting for transactions involving real estate in the financial statements of the Company because a guarantee by LSF9 provided the buyer-lessor or the lessor, as applicable, with additional collateral that reduced the buyer-lessor’s or the lessor's, as applicable, risk of loss.  As a result, the assets subject to the sale-leaseback remained on the balance sheet and were depreciated. Additionally, the aggregate proceeds were recorded as a financing obligation in the consolidated balance sheet and under financing in the statements of cash flow. In October 2016, the Company entered into agreements to replace the guarantor, then LSF9, with Forterra, Inc. as the new guarantor, effective immediately following completion of the Reorganization. Due to the change in guarantor, the sale leaseback qualified for sales recognition and was classified as an operating lease beginning October 2016. Associated with the sale, in October 2016, the Company recognized a loss on the statement of operations of $19.6 million and a deferred gain of $81.5 million. The deferred gain will be amortized over the life of the lease. As of June 30, 2017, the non-current portion of the deferred gain is $77.0 million and the current portion of the deferred gain was $2.8 million in the unaudited condensed consolidated balance sheets.

Principal Components of Results of Operations

Net Sales

Net sales consist of the consideration received or receivable for the sale of products in the ordinary course of business and include the billable costs of delivery of our products to customers, net of discounts given to the customers. Revenue for certain contracts related to our structural precast and products that are designed and engineered specifically for the customer is recognized under the percentage-of-completion method. Certain of our businesses, primarily our concrete and steel pressure pipe businesses, also enter into agreements to provide inventory to customers for long-term construction projects. With respect to these agreements, we recognize revenue upon shipment of the respective goods, whereas billings are based on contract terms and may or may not coincide with shipments giving rise to either unbilled or deferred revenue.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses for sales, marketing, legal, accounting and finance services, human resources, customer support, treasury and other general corporate services. Selling, general and administrative expenses also include transaction costs directly related to the business combinations and other costs incurred with respect to cost savings initiatives.

Impairment and Exit Charges

Impairment and exit charges are significantly comprised of impairment charges recognized to adjust our U.S. concrete and steel pressure pipe long-lived assets to fair value as well as the charges to impair the goodwill of our Canadian concrete and steel pressure pipe reporting unit.

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

Other Operating Income

The remaining categories of operating income and expenses consist of scrap income (associated with scrap from the manufacturing process or remaining scrap after plants are closed), insurance gains, rental income and the gain or loss generated on the sale of assets including property, plant and equipment.

Interest Expense

Interest expense represents interest on indebtedness.

Income Tax Expense

Income tax expense consists of federal, state, provincial, local and foreign taxes based on income in the jurisdictions in which we operate.

Results of Operations

Three Months Ended June 30, 2017 as Compared to Three Months Ended June 30, 2016

Total Company

The following table summarizes certain financial information relating to our operating results for the three months ended June 30, 2017 and June 30, 2016. Also included is information relating to the operating results as a percentage of net sales.

Statements of Income Data:	For the three months end June 30, 2017	% of Net Sales	For the three months end June 30, 2016	% of Net Sales

Net sales	$436,685	100.0%	381,723	100.0%
Cost of goods sold	361,089	82.7%	298,632	78.2%
Gross profit	75,596	17.3%	83,091	21.8%
Selling, general and administrative expenses	(67,297)	15.4%	(57,060)	14.9%
Impairment and exit charges	(11,376)	2.6%	(23)	—%
Earnings from equity method investee	3,342	0.8%	3,565	0.9%
Other operating income	2,010	0.5%	2,116	0.6%
	(73,321)	16.8%	(51,402)	13.5%
Income from operations	2,275	0.5%	31,689	8.3%
Other income (expenses)
Interest expense	(17,078)	3.9%	(24,839)	6.5%
Other expense, net	—	—%	(1,177)	0.3%
Income (loss) before income taxes	(14,803)	3.4%	5,673	1.5%
Income tax benefit	3,630	0.8%	26,173	6.9%
Income from continuing operations	$(11,173)	2.6%	31,846	8.3%
Discontinued operations, net of tax	—	—%	4,843	1.3%
Net loss	$(11,173)	(2.6)%	36,689	9.6%

Net Sales

Net sales for the three months ended June 30, 2017 were $436.7 million, an increase of $55.0 million or 14.4% from $381.7 million in the three months ended June 30, 2016. The period-over-period increase was primarily attributable to additional net sales of $56.1 million provided by our acquisitions. The increased net sales provided by acquisitions was partially offset by a slight decrease in net sales related to the existing businesses of approximately $1.1 million related to a decline in average prices of product sold and the impact of inclement weather.

Cost of Goods Sold

Cost of goods sold were $361.1 million for the three months ended June 30, 2017, an increase of $62.5 million or 20.9% from $298.6 million in the three months ended June 30, 2016. The increase was primarily attributable to the acquisitions described above which increased cost of good sold by $44.7 million million. Costs of goods sold in the existing businesses increased by $17.8 million primarily due to higher labor, freight, and raw materials.

Gross Profit

Gross profit decreased by $7.5 million, or 9.0%, to $75.6 million in the three months ended June 30, 2017 from $83.1 million in the three months ended June 30, 2016. Gross profit decreased due to the decline in average selling prices and the increase in cost of goods sold described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $67.3 million for the three months ended June 30, 2017, an increase of $10.2 million or 17.9% from $57.1 million in the three months ended June 30, 2016. The period-over-period increase was primarily attributable to an increase of $5.8 million of expenses from acquired businesses. The remaining increase of $4.4 million was primarily the result of higher professional fees associated with increased public company costs related to compliance with the Sarbanes-Oxley Act and other regulations governing public companies, increased professional services expenses particularly associated with various cost saving initiatives.

Impairment and Exit Charges

We recognized $3.0 million of goodwill impairment related to our Canadian concrete and steel pressure pipe reporting unit and $7.5 million of long-lived asset impairment related to our U.S. concrete and steel pressure pipe assets in the three months ended June 30, 2017. There was no comparable charge in the prior year period. See Note 8, Goodwill and other intangible assets, to the unaudited condensed consolidated financial statements.

Interest Expense

Interest expense decreased by $7.7 million, or 31.0%, to $17.1 million in the three months ended June 30, 2017 from $24.8 million in the three months ended June 30, 2016. This decrease was primarily due to the repayment of the Junior Term Loan in connection with the IPO and the lower effective interest rates in the 2017 period under the 2016 Revolver and 2016 Senior Term Loan as compared to the 2016 period under the 2015 Revolver and the 2015 Senior Term Loan.

Income Tax Benefit

Income tax benefit decreased by $22.6 million, or 86.1%, to $3.6 million in the three months ended June 30, 2017 from $26.2 million in the three months ended June 30, 2016 due primarily to the reduction of a valuation allowance and corresponding recognition of a deferred tax benefit after giving consideration to deferred income tax liabilities associated with the acquisitions made during the three months ended June 30, 2016.

Segments

For the three months ended June 30, 2017:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
	(In thousands)
Net sales	$221,521	$215,163	$1	$436,685
Gross profit (loss)	43,121	33,252	(777)	75,596
Income (loss) from continuing operations before income taxes	29,088	434	(44,325)	(14,803)
EBITDA	40,079	17,913	(27,216)	30,776

For the three months ended June 30, 2016:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
	(In thousands)
Net sales	$192,228	$189,170	$325	$381,723
Gross profit (loss)	48,119	35,184	(212)	83,091
Income (loss) from continuing operations before income taxes	33,732	16,753	(44,812)	5,673
EBITDA	47,085	32,464	(23,901)	55,648

For the purposes of evaluating segment performance, the Company’s chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization ("EBITDA") as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of EBITDA.

Drainage Pipe & Products

Net Sales

Net sales increased by $29.3 million, or 15.2%, to $221.5 million in the three months ended June 30, 2017 from $192.2 million in the three months ended June 30, 2016. The increase was primarily attributable to net sales of approximately $27.7 million provided by our acquisitions subsequent to March 31, 2016. The remaining increase in net sales of $1.6 million was due to seasonal growth, partially offset by lower average sales prices due to increased competition in certain regions.

Gross Profit

Gross profit was $43.1 million in the three months ended June 30, 2017, a decrease of $5.0 million or 10.4% from $48.1 million in the three months ended June 30, 2016. The decrease was primarily due to the impact of lower average sales prices and higher cost of goods sold including labor, freight and raw materials, partially offset by the increased net sales from acquisitions.

Water Pipe & Products

Net Sales

For the three months ended June 30, 2017, net sales were $215.2 million, an increase of $26.0 million or 13.7% from $189.2 million for the three months ended June 30, 2016. The increase was primarily attributable to a full quarter of net sales from USP Holdings, Inc., or U.S. Pipe, in 2017 compared to a partial quarter in 2016, as U.S. Pipe was acquired on April 16, 2016, which provided an additional $28.4 million of net sales, partially offset by a decrease in legacy businesses of $2.4 million. Net sales in the second quarter of 2017 were negatively impacted by inclement weather in June and a decline in the average prices of products sold.

Gross Profit

Gross profit was $33.3 million in the three months ended June 30, 2017, a decrease of $1.9 million or 5.5% from $35.2 million in the three months ended June 30, 2016. The ductile iron pipe portion of the segment was impacted by lower average sales prices due to increased competition and higher scrap prices. Concrete and steel pressure pipe gross profit benefited in the prior year period from a large, higher margin project in Canada that was completed in the fourth quarter of 2016.

Six Months Ended June 30, 2017 as Compared to Six Months Ended June 30, 2016

Total Company

The following table summarizes certain financial information relating to our operating results for the six months ended June 30, 2017 and June 30, 2016. Also included is information relating to the operating results as a percentage of net sales.

Statements of Income Data:	For the six months end June 30, 2017	% of Net Sales	For the six months end June 30, 2016	% of Net Sales

Net sales	$774,987	100.0%	$568,719	100.0%
Cost of goods sold	660,424	85.2%	449,937	79.1%
Gross profit	114,563	14.8%	118,782	20.9%
Selling, general and administrative expenses	(132,598)	17.1%	(90,721)	16.0%
Impairment and exit charges	(11,811)	1.5%	(23)	—%
Earnings from equity method investee	6,513	0.8%	4,868	0.9%
Other operating income	3,243	0.4%	3,344	0.6%
	(134,653)	17.4%	(82,532)	14.5%
Income (loss) from operations	(20,090)	2.6%	36,250	6.4%
Other income (expenses)
Interest expense	(30,620)	4.0%	(42,129)	7.4%
Other expense, net	—	—%	(1,177)	0.2%
Loss before income taxes	(50,710)	6.5%	(7,056)	1.2%
Income tax benefit	16,994	2.2%	36,740	6.5%
Income (loss) from continuing operations	$(33,716)	4.4%	$29,684	5.2%
Discontinued operations, net of tax	—	—%	3,069	0.5%
Net income (loss)	$(33,716)	(4.4)%	$32,753	5.8%

Net Sales

Net sales for the six months ended June 30, 2017 were $775.0 million, an increase of $206.3 million or 36.3% from $568.7 million in the six months ended June 30, 2016. The increase was primarily attributable to additional net sales of $218.1 million provided by our acquisitions, partially offset by a slight decrease in existing business of $11.8 million due to lower average selling prices as a result of increased competition in certain regions.

Cost of Goods Sold

Cost of goods sold were $660.4 million for the six months ended June 30, 2017, an increase of $210.5 million or 46.8% from $449.9 million in the six months ended June 30, 2016. The increase was primarily attributable to the acquisitions described above which increased cost of goods sold by $175.0 million. Costs of goods sold in our existing businesses increased by $35.5 million primarily due to higher labor, freight, and raw materials.

Gross Profit

Gross profit decreased by $4.2 million, or 3.6%, to $114.6 million in the six months ended June 30, 2017 from $118.8 million in the six months ended June 30, 2016. Gross profit decreased due to the impact of lower average sales prices and higher cost of goods sold including labor, freight and raw materials, partially offset by the increased net sales from acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $132.6 million for the six months ended June 30, 2017, an increase of $41.9 million or 46.2% from $90.7 million in the six months ended June 30, 2016. The period over period increase was attributable to an increase of $27.9 million of costs from acquired businesses. Selling, general and administrative expenses in our existing businesses increased by $14.0 million primarily due to additional consulting costs related to our Sarbanes-Oxley compliance work as well as professional fees associated with various cost saving initiatives.

Impairment and Exit Charges

We recognized $3.0 million of goodwill impairment related to our Canadian concrete and steel pressure pipe reporting unit and $7.5 million of long-lived asset impairment related to our U.S. concrete and steel pressure pipe assets in the six months ended June 30, 2017. There was no comparable charge in the prior year period. See Note 8, Goodwill and other intangible assets, to the unaudited condensed consolidated financial statements.

Interest Expense

Interest expense decreased by $11.5 million, or 27.3%, to $30.6 million in the six months ended June 30, 2017 from $42.1 million in the six months ended June 30, 2016. This decrease was primarily due to the repayment of the Junior Term Loan in connection with the IPO and the lower effective interest rates in the 2017 period under the 2016 Revolver and 2016 Senior Term Loan as compared to the 2016 period under the 2015 Revolver and the 2015 Senior Term Loan.

Income Tax Benefit

Income tax benefit decreased by $19.7 million, or 53.7%, to $17.0 million in the six months ended June 30, 2017 from $36.7 million in the six months ended June 30, 2016 due to an decrease in income between periods.

Segments

For the six months ended June 30, 2017:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
	(In thousands)
Net sales	$381,969	$393,012	$6	$774,987
Gross profit (loss)	60,498	55,407	(1,342)	114,563
Income (loss) from continuing operations before income taxes	28,127	99	(78,936)	(50,710)
EBITDA	51,490	35,025	(48,300)	38,215

For the six months ended June 30, 2016:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
	(In thousands)
Net sales	$336,549	$229,641	$2,529	$568,719
Gross profit (loss)	78,664	41,217	(1,099)	118,782
Income (loss) from continuing operations before income taxes	52,211	19,343	(78,610)	(7,056)
EBITDA	75,034	36,617	(40,150)	71,501

For the purposes of evaluating segment performance, the Company’s chief operating decision maker reviews EBITDA as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of EBITDA.

Drainage Pipe & Products

Net Sales

Net sales increased by $45.5 million, or 13.5%, to $382.0 million in the six months ended June 30, 2017 from $336.5 million in the six months ended June 30, 2016. The increase was primarily attributable to the net sales contributed by acquisitions totaling $47.8 million, partially offset by a slight decrease in net sales contributed by the existing businesses of $2.3 million due to lower average sales prices partially offset by higher volumes.

Gross Profit

Gross profit was $60.5 million in the six months ended June 30, 2017, a decrease of $18.2 million or 23.1% from $78.7 million in the six months ended June 30, 2016. The decrease was primarily due to the impact of lower average sales prices due to increased competition, higher cost of goods sold including labor, freight, and raw materials, partially offset by the increased net sales from acquisitions.

Water Pipe & Products

Net Sales

For the six months ended June 30, 2017, net sales were $393.0 million, an increase of $163.4 million or 71.1% from $229.6 million for the six months ended June 30, 2016. The increase was primarily attributable to a an additional $170.2 million in net sales attributable to U.S. Pipe due to a full six months of net sales from U.S. Pipe in 2017 compared to a partial quarter period in 2016, as U.S. Pipe was acquired on April 16, 2016, partially offset by a decrease in existing businesses of $6.8 million due to lower average sales prices and the effect of inclement weather.

Gross Profit

Gross profit was $55.4 million in the six months ended June 30, 2017, an increase of $14.2 million or 34.4% from $41.2 million in the six months ended June 30, 2016. An increase of $30.7 million is primarily attributable to a full six months of gross profit from the U.S. Pipe acquisition in the 2017 period, partially offset by a decrease in existing business gross profit of $16.5 million due to the completion of a significant high margin project in Canada in the fourth quarter of 2016.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash from operations and borrowings under our credit agreements. We believe these sources will be sufficient to fund our planned operations and capital expenditures in the next 24 months.

We are currently engaged in a dispute with HeidelbergCement regarding the earn-out provision in the purchase agreement entered into in connection with the Acquisition. HeidelbergCement has asserted that a payment should be made in the amount of $100.0 million. Resolution may be determined by a neutral accountant pursuant to the terms of the purchase agreement, however, it is currently the subject of dispute in court. If it is determined that we are required to make a significant payment to HeidelbergCement, we may be required to incur additional indebtedness. This dispute is discussed in greater detail in Note 14, Commitments and contingencies to the condensed consolidated financial statements.

As of June 30, 2017 and December 31, 2016, we had approximately $22.0 million and $40.0 million of cash and cash equivalents, respectively, of which $18.7 million and $33.7 million, respectively, were held by foreign subsidiaries. All of the cash and cash equivalents as of June 30, 2017 and December 31, 2016 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.  We are not aware of legal or economic restrictions on our ability to repatriate funds in the form of cash dividends, loans or advances. We do not have any present intention to repatriate these funds. However, if these funds are repatriated to the United States, we will be subject to additional taxes including withholdings tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits.

In connection with the IPO, we entered into a tax receivable agreement with Lone Star that provides for the payment by us to Lone Star of specified amounts in respect of any cash savings as a result of the utilization of certain tax benefits. The actual utilization of the relevant tax benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. However, we expect that the payments we make under the tax receivable agreement could be substantial. The tax receivable agreement also includes provisions which restrict the incurrence of debt and that require that we make an accelerated payment to Lone Star equal to the present value of all future payments due under the tax receivable agreement, in each case under certain circumstances. Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. See Note 14, Commitments and contingencies to the condensed consolidated financial statements for additional information regarding the tax receivable agreement.

Total debt as of June 30, 2017 was $1,322 million, and included $1,242 million and $80 million outstanding borrowings under the 2016 Senior Term Loan and 2016 Revolver, respectively. The 2016 Revolver had additional borrowing capacity as of June 30, 2017 of $204.3 million.

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

The 2016 Senior Term Loan provides for a $1.05 billion senior secured term loan that was made available to a newly formed direct subsidiary of Forterra, Inc. and used to repay the 2015 Senior Term Loan. Subject to the conditions set forth in the term loan agreement, the 2016 Senior Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA of Forterra, Inc. and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met. The 2016 Senior Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. On May 1, 2017, the Company amended the 2016 Senior Lien Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the margin interest margins applicable to the full balance of the 2016 Senior Lien Term Loan by 50 basis points such that applicable margin is based on LIBOR has been reduced from 3.50% to 3.00%. The net proceeds of the new borrowings were applied to reduce the outstanding balance under the 2016 Revolver. Interest will accrue on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively.

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

	(In thousands)
	For the six months ended
	June 30, 2017	June 30, 2016
Statement of Cash Flows data:
Net cash used in operating activities	$(126,044)	$(6,366)
Net cash used in investing activities	(65,404)	(858,201)
Net cash provided by financing activities	172,639	861,868

Net Cash Used In Operating Activities

Net cash used in operating activities was $126.0 million for the six months ended June 30, 2017, and $6.4 million for the six months ended June 30, 2016. Changes between the periods are in part due to certain significant tax payments required as a result of the Reorganization as well as the effect of the significant tax benefit recognized in working capital accounts. In addition, general working capital requirements have risen due to acquisitions.

Net Cash Used in Investing Activities

Net cash used in investing activities was $65.4 million for the six months ended June 30, 2017 due to capital expenditures of $30.0 million and the Royal acquisition for $35.4 million compared to $858.2 million for the six months ended June 30, 2016 primarily due to the U.S. Pipe and Sherman-Dixie Concrete Industries, Inc., or Sherman-Dixie, acquisitions totaling $841.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $172.6 million for the six months ended June 30, 2017 due primarily to proceeds from additional borrowing under the 2016 Senior Term Loan. Net cash provided by financing activities was $861.9 million for the six months ended June 30, 2016 primarily consisting of additional borrowings incurred in connection with the U.S. Pipe and Sherman-Dixie acquisitions and the proceeds from the sales-leaseback transaction.

Capital Expenditures

Our capital expenditures were $12.9 million and $30.0 million for the three and six months ended June 30, 2017, respectively, and $9.6 million and $16.3 million for the three and six months ended June 30, 2016, respectively. Capital expenditures primarily related to equipment, such as plant and mobile equipment, and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments, particularly in our Water Pipe & Products segment. As of June 30, 2017, outstanding standby letters of credit amounted to $15.7 million.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conforming with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Presented within the section titled “Critical Accounting Policies” of our 2016 10-K are the accounting policies that we believe are critical to or require subjective and/or complex judgments that could potentially affect 2017 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies apart from those identified below addressing events in our second quarter condensed consolidated financial statements.

Long-lived assets held for sale

The Company accounts for long-lived assets held for sale in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Asset, which requires assets to be classified as held for sale when the following criteria are met: 1) management, having the authority to approve the action, commits to a plan to sell; 2) the asset or asset group is available for immediate sale in its present condition; 3) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; 4) actions required to complete the sale indicate that is it unlikely that significant changes to the plan will be made or that the plan will be withdrawn, and 5) the sale is probable to qualify for recognition as a completed sale within one year.

At such time assets or an asset group are determined to be held for sale, its carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value less costs to sell, and depreciation is no longer recognized. An impairment charge is recognized if the carrying value is in excess of its fair value less costs to sell. The assets and liabilities are required to be classified as held for sale on the accompanying condensed consolidated balance sheets. See additional description of assets held for sale as of June 30, 2017 at Note 20 Discontinued operations and assets held for sale.

Goodwill

Goodwill represents the excess of costs over the fair value of identifiable assets acquired and liabilities assumed. The Company evaluates goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets. ASC 350 requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company performs its annual impairment testing of goodwill as of October 1 of each year and in interim periods if events occur that would indicate that it is more likely than not the fair value of a reporting unit is less than carrying value. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The quantitative analysis compares the fair value of the reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds the fair value, impairment is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Recent Accounting Guidance Adopted

A summary of recent accounting pronouncements and our assessment of any expected impact of these pronouncements if known is included in Note 2 to the audited consolidated financial statements included the 2016 10-K and Note 2, Summary of significant accounting policies, to the unaudited condensed consolidated financial statements included in this report.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. Based upon our outstanding principal amount of debt of $1,322 million at June 30, 2017, an increase in the current rate levels of 1% would result in an increase in our annual interest expense of $13.2 million.

On February 9, 2017, we entered into two interest rate swap transactions with a combined notional value of $525 million.  Under the terms of both swap transactions, we agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps have a three-year term and expire on March 31, 2020.

Foreign Currency Risk

Approximately 5.5% and 5.3% of our net sales for the three and six months ended June 30, 2017, respectively, were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the three and six months ended June 30, 2017, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.2 million and $0.4 million, respectively. This may differ from actual results depending on the levels of net sales outside of the U.S.

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

At June 30, 2017, we had an individual customer within our Water Pipe & Products segment that accounted for more than 10% of total net sales for the three and six months ended June 30, 2017. The customer represented approximately 12% and 13% of our total net sales for the three and six months ended June 30, 2017, respectively, and had total receivables at June 30, 2017 totaling 18% of our total receivables, net.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2017 because of the unremediated material weaknesses discussed below.

In light of these material weaknesses, we performed additional analysis and other procedures to ensure that our condensed consolidated financial statements included in this Report were prepared in accordance with US GAAP. These measures included, among other things, expansion of our quarter-end closing and consolidation procedures, and implementation of additional analytical review and verification procedures. As a result, we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Internal Control over Financial Reporting

Material Weaknesses in Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(e) promulgated under the Exchange Act. In connection with the audit of our consolidated financial statements for the year ended December 31, 2016, and during the financial statement close process for the quarter ended March 31, 2017, material weaknesses in our internal control over financial reporting were identified which remain unremediated as of June 30, 2017. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses resulted in adjustments to our consolidated financial statements which were identified and corrected in historical periods presented in the audited financial statements included in the 2016 10-K and the unaudited financial statements included in our Form 10-Q for the quarter ended March 31, 2017.

A material weakness with respect to the design and operating effectiveness of inventory controls was identified, including the aggregation of control deficiencies related to physical inventory counts, the evaluation of reserves for excess inventories, the periodic review of manufacturing labor and overhead variances, and standard cost procedures.

A material weakness with respect to the design and operating effectiveness of controls over bill and hold revenue transactions was identified, including control deficiencies related to procedures to identify all bill and hold arrangements and sufficiently evaluate the accounting criteria prior to revenue recognition.

A material weakness related to the design and operating effectiveness of controls related to the accounting for cost accruals, including control deficiencies related to our lack of timely identification and processing of invoices during the financial statement close process to ensure cost accruals are complete. In the quarter ended March 31, 2017, we identified and corrected prior period errors related to cost accrual items which should have been recognized in 2016. These errors were primarily caused by insufficient coordination and communication between our plant and corporate office locations. A cumulative correction was recorded during the quarter ended March 31, 2017 which increased pretax loss by $4.6 million, of which $3.3 million increased cost of goods sold and $2.0 million increased selling, general and administrative expenses, partially offset by a $0.7 million increase in revenues.  We evaluated the impact of correcting these errors and concluded the errors were immaterial to operating results for the year ended December 31, 2016, expected annual operating results for the year ended December 31, 2017, as well as the trend of earnings.

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

Changes in Internal Control over Financial Reporting

Except as described above regarding the remediation steps taken, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORTERRA, INC.
(Registrant)

	/s/ Jeff Bradley	August 10, 2017
By:	Jeff Bradley
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ William M. Brown	August 10, 2017
By:	William M. Brown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)