Form 10-Q
period 2017-09-30
Forterra, Inc.
filed 2017-11-09
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

There were 64,278,277 shares of common stock, par value $0.001 per share, of the registrant outstanding as of November 6, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FORTERRA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net sales	$444,257	$441,132	$1,219,244	$1,009,851
Cost of goods sold	362,150	339,819	1,022,574	789,756
Gross profit	82,107	101,313	196,670	220,095
Selling, general & administrative expenses	(59,366)	(62,355)	(191,964)	(153,076)
Impairment and exit charges	(1,193)	(555)	(13,004)	(578)
Earnings from equity method investee	2,936	4,146	9,449	9,014
Other operating income, net	2,008	1,946	5,251	5,290
	(55,615)	(56,818)	(190,268)	(139,350)
Income from operations	26,492	44,495	6,402	80,745

Other income (expenses)
Interest expense	(15,582)	(31,756)	(46,202)	(73,885)
Other expense, net	(30,866)	(217)	(30,866)	(1,394)
Income (loss) from continuing operations before income taxes	(19,956)	12,522	(70,666)	5,466
Income tax (expense) benefit	8,454	(8,154)	25,448	28,586
Income (loss) from continuing operations	(11,502)	4,368	(45,218)	34,052

Discontinued operations, net of tax	—	4,000	—	7,069
Net income (loss)	$(11,502)	$8,368	$(45,218)	$41,121

Basic and Diluted earnings (loss) per share:
Continuing operations	$(0.18)	$0.10	$(0.71)	$0.75
Discontinued operations	$—	$0.09	$—	$0.16
Net income (loss)	$(0.18)	$0.19	$(0.71)	$0.91
Weighted average common shares outstanding:
Basic and Diluted	63,799	45,369	63,794	45,369

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income (loss)	$(11,502)	$8,368	$(45,218)	$41,121
Unrealized gain (loss) on derivative activities, net of tax	(2,195)	174	(4,103)	(1,253)
Foreign currency translation adjustment	2,762	621	3,998	5,404
Comprehensive income (loss)	$(10,935)	$9,163	$(45,323)	$45,272

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$41,131	$40,024
Receivables, net	266,676	201,481
Inventories	264,292	279,502
Prepaid expenses	5,596	6,417
Other current assets	22,430	5,179
Total current assets	600,125	532,603
Non-current assets
Property, plant and equipment, net	426,246	452,914
Goodwill	504,964	491,447
Intangible assets, net	243,603	281,598
Investment in equity method investee	55,685	55,236
Other long-term assets	15,992	10,988
Total assets	$1,846,615	$1,824,786
LIABILITIES AND EQUITY
Current liabilities
Trade payables	$133,899	$134,059
Accrued liabilities	79,320	82,165
Deferred revenue	8,892	20,797
Current portion of long-term debt	12,510	10,500
Total current liabilities	234,621	247,521
Non-current liabilities
Senior term loan	1,182,545	990,483
Revolving credit facility	—	95,064
Deferred tax liabilities	77,651	100,550
Deferred gain on sale-leaseback	76,469	78,215
Other long-term liabilities	27,991	23,253
Long-term TRA payable	159,003	156,783
Total liabilities	1,758,280	1,691,869
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.001 par value, 64,294,793 and 63,924,124 shares issued and outstanding, respectively, and 190,000,000 shares authorized	18	18
Additional paid-in-capital	229,057	228,316
Accumulated other comprehensive loss	(5,130)	(5,025)
Retained deficit	(135,610)	(90,392)
Total shareholders' equity	88,335	132,917
Total liabilities and shareholders' equity	$1,846,615	$1,824,786

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)	(unaudited)
Net income (loss)	$(45,218)	$41,121
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation & amortization expense	87,463	71,049
Loss on business divestiture	31,606	—
Loss on disposal of property, plant and equipment	1,749	1,169
Amortization of debt discount and issuance costs	6,061	6,393
Impairment charges	10,551	—
Earnings from equity method investee	(9,449)	(9,014)
Distributions from equity method investee	9,000	7,800
Unrealized (gain) loss on derivative instruments, net	(2,035)	1,606
Provision (recoveries) for doubtful accounts	2,289	(1,235)
Deferred taxes	(16,321)	(51,846)
Deferred rent	1,941	—
Other non-cash items	1,690	45
Change in assets and liabilities:
Receivables, net	(84,974)	(61,591)
Inventories	(18,217)	18,370
Other assets	(15,522)	(7,973)
Accounts payable and accrued liabilities	2,668	7,854
Other assets & liabilities	(2,415)	7,124
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(39,133)	30,872

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(38,729)	(27,043)
Proceeds from business divestiture	23,200	—
Assets and liabilities acquired, business combinations, net	(35,380)	(872,471)
NET CASH USED IN INVESTING ACTIVITIES	(50,909)	(899,514)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale-leaseback	—	216,280
Deferred transaction costs on failed sale-leaseback	—	(6,492)
Payment of debt issuance costs	(2,498)	(10,638)
Payment of equity issuance costs	—	(6,669)
Payments on term loans	(8,880)	(2,191)
Proceeds from term loans, net	200,000	548,400
Proceeds from revolver	194,000	131,611
Payments on revolver	(293,000)	(55,173)
Proceeds from settlement of derivatives	—	6,546
Capital contribution from parent	—	402,127
Payments for return of contributed capital	—	(363,582)
Other financing activities	(232)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	89,390	860,219
Effect of exchange rate changes on cash	1,759	1,050
Net change in cash and cash equivalents	1,107	(7,373)
Cash and cash equivalents, beginning of period	40,024	43,590
Cash and cash equivalents, end of period	$41,131	$36,217

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$40,968	$51,476
Income taxes paid	27,590	—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Fair value changes of derivatives recorded in OCI, net of tax	(4,103)	(1,253)

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and description of the business

Description of the Business

Forterra, Inc. (“Forterra” or the ‘‘Company’’) is involved in the manufacturing, sale and distribution of building materials in the United States (‘‘U.S.’’) and Eastern Canada. Forterra’s primary products are concrete drainage pipe, precast concrete structures, and water transmission pipe used in drinking and wastewater systems. These products are used in the residential, infrastructure and non-residential sectors of the construction industry.

Forterra, a Delaware corporation, was formed on June 21, 2016 to hold the business of Forterra Building Products following the Reorganization (as defined below).

The Acquisition

The business of Forterra Building Products included indirect wholly-owned subsidiaries of LSF9 Concrete Holdings Ltd. (“LSF9”). Lone Star Fund IX (U.S.), L.P. (along with its affiliates and associates, but excluding the Company and other companies that it owns as a result of its investment activity, “Lone Star”), through its wholly-owned subsidiary LSF9, acquired the business of Forterra Building Products on March 13, 2015 (the “Acquisition”). LSF9, which was formed on February 6, 2015 for the purpose of acquiring the business of Forterra Building Products, had no operations prior to the date of the Acquisition.

Prior to the Acquisition, the entities comprising the business of Forterra Building Products were indirect wholly-owned subsidiaries of HeidelbergCement A.G. (“HeidelbergCement”) a publicly listed company in Germany, encompassing HeidelbergCement's North American building products operations (“BP NAM”). LSF9 acquired BP NAM in the Acquisition, a business combination which also included the acquisition of HeidelbergCement’s U.K.-based building products operations for a total purchase price of $1.33 billion in cash, subject to a possible earn-out of up to $100.0 million as contingent consideration. The acquisition of BP NAM and HeidelbergCement's U.K.-based building products business was funded with an equity investment of $432.3 million and third-party debt in the amount of $940.0 million. As HeidelbergCement's U.K.-based building products operations are not part of Forterra, Forterra was allocated a proportion of the total debt and equity used in the Acquisition. See Note 11, Debt and deferred financing costs.

Initial Public Offering

On October 6, 2016, Forterra filed an Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock from 1,000 with a par value of $0.01 per share to 190,000,000 with a par value of $0.001 per share, and, immediately after which, effected a 41,619.472 for one stock split (the “Stock Split”) of it's issued and outstanding common stock previously approved by the Company's Board of Directors. Following the Stock Split there were 41,619,472 shares of common stock outstanding. The Company's Amended and Restated Certificate of Incorporation has also authorized 10,000,000 shares of preferred stock that may be issued at the approval of the Company's Board of Directors. No shares of preferred stock have been issued or were outstanding as of December 31, 2016 or September 30, 2017.

On October 25, 2016, Forterra sold 18,420,000 shares of common stock in its initial public offering (the “IPO”) at a public offering price of $18.00 per share. The Company received net proceeds of $313.3 million in the IPO.

Reorganization

Prior to the consummation of the IPO, LSF9 distributed its brick operations in the United States and Eastern Canada to an affiliate of Lone Star (the “Bricks Disposition”), recognized as a return of capital in the statement of shareholders' equity. Following the Bricks Disposition and prior to the consummation of the IPO, the remaining building products operations of LSF9 in the United States and Eastern Canada were transferred to Forterra in an internal reorganization under common control transaction (the “Reorganization”). Following the Reorganization, Forterra became a wholly-owned subsidiary of Forterra US Holdings, LLC, which is indirectly wholly owned by an affiliate of Lone Star.

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

Refinancing

Concurrent with the completion of the IPO, Forterra entered into a new $300 million asset based revolving credit facility for working capital and general corporate purposes (the “2016 Revolver”) and a new $1.05 billion senior term loan facility (“2016 Senior Term Loan”), the proceeds of which, together with a $125.0 million draw on the 2016 Revolver and $296.0 million in proceeds from the IPO, were used to repay in full and terminate the then-existing asset based revolving credit facility (the “2015 Revolver”), $1.04 billion senior term loan (the “2015 Senior Term Loan”) and $260.0 million junior term loan (the “Junior term Loan”) (collectively, the “Refinancing”). On May 1, 2017, the Company amended the 2016 Senior Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the interest margin applicable to the full balance of the 2016 Senior Term Loan.

The terms of the 2016 Senior Term Loan and the 2016 Revolver are described in greater detail in Note 11, Debt and deferred financing costs.

Recent Transactions

On July 31, 2017, the Company sold its U.S. concrete and steel pressure pipe business to Thompson Pipe Group (“TPG”) for aggregate consideration of $23.2 million (the “U.S. Pressure Pipe Divestiture”), as well as certain assets relating to a U.S. drainage facility. The Company used the net proceeds from the transaction to partially pay down the balance outstanding on its 2016 Revolver. The U.S. Pressure Pipe Divestiture generated a loss of $31.6 million recorded in other expense, net in the Company's condensed consolidated statements of operations. In addition, during the second quarter of 2017, in connection with the pending U.S. Pressure Pipe Divestiture, the Company recorded a pre-tax long-lived asset impairment charge of $7.5 million within impairment and exit charges in the Company's condensed consolidated statements of operations. See Note 20, Discontinued operations and divestitures for additional details regarding the transaction.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

2. Summary of significant accounting policies

General

The Company's condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts and results of operations of the Company and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 as provided in Forterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017 (the “2016 10-K”). The Company has continued to follow the accounting policies set forth in those financial statements, except as supplemented and documented below.

During the first quarter of 2017, the Company identified and corrected prior period errors related to cost accrual items which should have been recognized in 2016. A cumulative correction was recorded during the quarter ended March 31, 2017 which increased pretax loss by $4.6 million, which consisted of a $3.3 million increase to cost of goods sold and a $2.0 million increase to selling, general and administrative expenses, partially offset by a $0.7 million increase in revenues. The Company evaluated the impact of correcting these errors and concluded the errors were immaterial to operating results for the year ended December 31, 2016, expected annual operating results for the year ended December 31, 2017, and the trend of earnings.

Long-lived assets held for sale

The Company accounts for long-lived assets held for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Accounting for the Impairment or Disposal of Long-Lived Asset, which requires assets to be classified as held for sale when the following criteria are met: 1) management, having the authority to approve the action, commits to a plan to sell; 2) the asset or asset group is available for immediate sale in its present condition; 3) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; 4) actions required to complete the sale indicate that is it unlikely that significant changes to the plan will be made or that the plan will be withdrawn, and 5) the sale is probable to qualify for recognition as a completed sale within one year.

At such time assets or an asset group are determined to be held for sale, its carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. An impairment charge is recognized if the carrying value is in excess of its fair value. The assets and liabilities are required to be classified as held for sale on the accompanying condensed consolidated balance sheets. See additional description in Note 20 Discontinued operations and divestitures.

Goodwill

Goodwill represents the excess of costs over the fair value of identifiable assets acquired and liabilities assumed. The Company evaluates goodwill and intangible assets in accordance with ASC 350, Goodwill and

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Credit Risk

At September 30, 2017, the Company had an individual customer within its Water Pipe & Products segment that accounted for more than 10% of total net sales for the three and nine months ended September 30, 2017. The customer represented approximately 16% and 14%, of the Company's total net sales for the three and nine months ended September 30, 2017, respectively, and amounts payable by the customer at September 30, 2017 represented approximately 18% of the Company's total receivables, net.

Recent Accounting Guidance Adopted

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, however early adoption is permitted. The Company early adopted the guidance provided in the ASU in the second quarter of 2017. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. This guidance is effective in 2020, but early adoption is permitted for any impairment tests performed after January 1, 2017. The Company elected to early adopt the ASU effective in the second quarter of 2017. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. In the second quarter of 2017, the Company recognized impairment of goodwill associated with one of its reporting units. See Note 8, Goodwill and other intangible assets for a discussion of the Company's interim goodwill assessment and the related impairment charge.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requiring an entity to measure inventory within the scope of the ASU at the lower of cost and net realizable value. For public business entities, the amendments in this update were effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this ASU during the first quarter of 2017 did not have a material impact on the Company's condensed consolidated financial statements.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued guidance (the effective date of which was later delayed) that outlines a single comprehensive model for accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The guidance is effective for interim and annual reporting periods that begin after December 15, 2017. Early adoption of the standard is permitted, but not before the original effective date of interim and annual reporting periods beginning after December 15, 2016. During the second quarter of 2016, the FASB issued additional revenue recognition guidance that clarifies how an entity identifies performance obligations related to customer contracts as well as the objectives of collectability, sales and other taxes, non-cash consideration, contract modifications at transition, and technical corrections. The guidance is effective beginning in the first quarter of 2018, and the Company does not currently plan to early adopt the guidance. The guidance permits two methods of adoption, retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company will utilize the modified retrospective method upon adoption. The Company has gained an understanding of the standard’s revenue recognition model and is completing the analysis and documentation of the Company's contract details for impacts under the new revenue recognition model. While the evaluation of the impact of the standard is continuing, the Company expects the timing of our revenue recognition to generally remain the same under the new standard on an annual basis.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, providing guidance on eight specific cash flow statement classification matters, including but not limited to prepayment of debt or debt extinguishment costs and contingent consideration payments made after a business combination. The Company plans to adopt this standard on January 1, 2018. The adoption of the ASU will impact the Company's cash flow presentation in future periods.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact that the adoption of the ASU will have on its consolidated financial statements.

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

Net working capital	$2,994
Property, plant and equipment	12,335
Customer relationship intangible	1,676
Non-compete agreement intangible	866
Other intangibles	443
Other assets and liabilities	(726)
Net identifiable assets acquired	17,588
Goodwill	17,903
Cash consideration transferred	$35,491

Preliminary balances may be subject to change upon the Company's final determination of the fair value of acquired assets and liabilities.     The Company has finalized the fair value allocations of all prior acquisitions as of September 30, 2017.

Goodwill recognized is attributable primarily to expected operating efficiencies and expansion opportunities in the business acquired. Goodwill is expected to be deductible for tax purposes for the Royal acquisition.

Transaction costs

The Company recognized aggregate transaction costs, including legal, accounting, valuation, and advisory fees, specific to acquisitions of $0.4 million, for the nine months ended September 30, 2017, and $2.2 million and $9.8 million, for the three and nine months ended September 30, 2016, respectively. These costs are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

4. Receivables, net

Receivables consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Trade receivables	$264,336	$178,012
Amounts billed, but not yet paid under retainage provisions	1,416	1,959
Other receivables	4,275	22,408
Total receivables	$270,027	$202,379
Less: Allowance for doubtful accounts	(3,351)	(898)
Receivables, net	$266,676	$201,481

5. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Finished goods	$175,880	$185,507
Raw materials	87,512	90,647
Work in process	900	3,348
Total inventories	$264,292	$279,502

6. Investment in equity method investee

The Company contributed plant assets and related inventory from nine operating locations as part of the agreement to form a joint venture with Americast, Inc., Concrete Pipe & Precast LLC ("CP&P"), and in return for the contribution the Company obtained a 50% ownership stake in the joint venture through its 500 Common Unit voting shares in CP&P.  Both at September 30, 2017 and December 31, 2016, the Company owned 50% of CP&P's voting common stock.

The Company's investment in the joint venture was $55.7 million at September 30, 2017, which is included within the Drainage Pipe & Products segment. Selected unaudited financial data for the investee is as follows (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2017	2017
Net sales	$35,302	$104,921
Gross profit	10,730	33,433
Income from operations	6,178	19,820
Net income	$6,130	$19,644

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Property, plant and equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Machinery and equipment	$347,633	$329,871
Land, buildings and improvements	146,682	142,105
Other equipment	4,699	2,592
Construction-in-progress	30,024	43,855
Total property, plant and equipment	529,038	518,423
Less: accumulated depreciation	(102,792)	(65,509)
Property, plant and equipment, net	$426,246	$452,914

Depreciation expense totaled $15.6 million and $45.7 million for the three and nine months ended September 30, 2017, respectively, and $16.3 million and $39.7 million for the three and nine months ended September 30, 2016, respectively, which is included in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

8. Goodwill and other intangible assets, net

    The Company has goodwill which has been recorded in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the nine months ended September 30, 2017 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2016	$168,866	$322,581	$491,447
Acquisitions	19,515	—	19,515
Impairment	—	(3,003)	(3,003)
Foreign currency and other adjustments	1,085	(4,080)	(2,995)
Balance at September 30, 2017	$189,466	$315,498	$504,964

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

Upon early adoption of ASU 2017-04 (see Note 2, Summary of significant accounting policies), the Company began using a one-step quantitative approach that compares the business enterprise value of each reporting unit with its carrying value. Business enterprise value is computed based on both an income approach (discounted cash flows) and a market approach. The income approach uses a reporting unit's estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. The market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting unit. The calculation of business enterprise value is based on significant unobservable inputs, such as price trends, customer demand, material costs and discount rates, and are classified as Level 3 in the fair value hierarchy.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

As a result of the interim impairment testing, the Company determined the carrying value of the reporting unit's goodwill was fully impaired and a goodwill impairment charge of $3.0 million was recorded during the second quarter of 2017.

Intangible assets other than goodwill at September 30, 2017 and December 31, 2016 included the following (in thousands):

	Net carrying value as of September 30, 2017	Net carrying value as of December 31, 2016
Customer relationships	$181,231	$209,937
Trade names	30,970	34,771
Patents	16,978	20,673
Customer backlog	613	1,628
Non-compete agreements	6,604	7,410
In-Process R&D	6,354	6,692
Other	853	487
Total intangible assets	$243,603	$281,598

Amortization expense totaled $13.5 million and $41.8 million for the three and nine months ended September 30, 2017, respectively, and $12.2 million and $25.2 million for the three and nine months ended September 30, 2016, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. All of the Company's intangible assets are amortizable.

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

The carrying amount and estimated fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis is as follows for the dates indicated (in thousands):

	Fair value measurements at September 30, 2017 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Non-current assets
Derivative asset	—	$2,035	—	$2,035
Current liabilities
Derivative liability	—	$7,028	—	$7,028

	Fair value measurements at December 31, 2016 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Non-current liabilities
Derivative liability	—	$372	—	$372

Liabilities and assets recorded at fair value classified as level 2 are valued using observable market inputs. The fair values of derivative assets and liabilities are determined using quantitative models that utilize multiple market inputs including interest rates and exchange rates to generate continuous yield or pricing curves and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The fair values of derivative assets and liabilities include adjustments for market liquidity, counter-party credit quality and other instrument-specific factors, where appropriate. In addition, the Company incorporates within its fair value measurements a valuation adjustment to reflect the credit risk associated with the net position. Positions are netted by counter-parties, and fair value for net long exposures is adjusted for counter-party credit risk while the fair value for net short exposures is adjusted for the Company’s own credit risk.

The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at September 30, 2017 using
	Carrying Amount September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
2016 Senior Term Loan	$1,195,055	—	$1,054,269	—	$1,054,269
Tax receivable agreement payable	163,003	—	—	118,183	118,183

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

		Fair value measurements at December 31, 2016 using
	Carrying Amount December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
2016 Senior Term Loan	$1,000,983	—	$1,064,395	—	$1,064,395
Tax receivable agreement payable	160,783	—	—	125,614	125,614

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

In the second quarter of 2017, the Company recorded goodwill impairment $3.0 million and long-lived asset impairment of $7.5 million. The measurements supporting each of the above impairment charges are classified as a Level 3 fair value assessment due to the significance of unobservable inputs used in the determination of the fair value. See Note 8, Goodwill and other intangible assets and Note 20, Discontinued operations and divestitures for further discussion.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

10.    Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued payroll and employee benefits	$26,305	$29,945
Accrued taxes	13,197	32,746
Accrued rebates	10,275	7,509
Short-term derivative liability	7,028	—
Warranty	4,117	3,509
Tax receivable agreement liability, current portion	4,000	4,000
Environmental obligation	685	775
Other miscellaneous accrued liabilities	13,713	3,681
Total accrued liabilities	$79,320	$82,165

11. Debt and deferred financing costs

The Company’s debt consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
2016 Senior Term Loan, net of debt issuance costs and original issuance discount of $43,440 and $46,392, respectively	$1,195,055	$1,000,983
2016 Revolver, net of debt issuance costs of $3,936	—	95,064
Total debt	$1,195,055	$1,096,047
Less: current portion debt	(12,510)	(10,500)
Total long-term debt	$1,182,545	$1,085,547

Concurrent with the completion of the IPO, in the Refinancing the Company entered into the 2016 Revolver for working capital and general corporate purposes and the 2016 Senior Term Loan, the proceeds of which, together with the proceeds from the IPO, were used to repay in full the Junior Term Loan of $260.0 million, the 2015 Senior Term Loan of $1.04 billion, and the existing balance under the 2015 Revolver, in addition to related expenses associated with the IPO and Refinancing. Immediately subsequent to the completion of the IPO, Forterra had $125.0 million outstanding on its 2016 Revolver and $1.05 billion on its 2016 Senior Term Loan. The $260.0 million repayment toward the Junior Term Loan represented a full repayment of the outstanding principal on that loan, resulting in a related write-off of issue discounts and capitalized issuance costs of approximately $22.4 million. The repayment also triggered a prepayment penalty of approximately $7.8 million.

The 2016 Senior Term Loan provides for a $1.05 billion senior secured term loan that was made available to a newly formed direct subsidiary of Forterra. Subject to the conditions set forth in the term loan agreement, the 2016 Senior Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA (defined below) of Forterra and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Effective May 1, 2017 the Company amended the 2016 Senior Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the interest margins applicable to the full balance of the 2016 Senior Term Loan by 50 basis points such that applicable margin based on LIBOR was reduced from 3.50% to 3.00%. The net proceeds from the incremental term loan of $196.8 million were used to pay down a portion of the outstanding balance on the 2016 Revolver. This amendment had no effect on the Company's ability to increase the size of the 2016 Senior Term Loan under the original provisions. The 2016 Senior Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest accrues on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively.

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

The 2016 Revolver contains customary representations and warranties, and affirmative and negative covenants, including representations, warranties, and covenants that, among other things, restrict the ability of Forterra and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The 2016 Credit Agreement contains a financial covenant restricting Forterra from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the 2016 Revolver falls below a threshold set forth in the 2016 Credit Agreement. Obligations under the 2016 Credit Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization (“EBITDA’’) less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness).

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The weighted average annual interest rate on the 2016 Revolver was 2.70% and 2.69% for the three and nine months ended September 30, 2017, respectively. In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total 2016 Revolver. Availability under the 2016 Revolver at September 30, 2017 based on draws, and outstanding letters of credit and allowable borrowing base was $284.3 million.

As of September 30, 2017, scheduled maturities of long-term debt were as follows:

2016 Senior Term Loan
2017	$3,128
2018	12,510
2019	12,510
2020	12,510
2021	12,510
Thereafter:	1,185,327
$1,238,495

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Joint and Several Obligations

The Company recorded debt on its balance sheet as of December 31, 2015 under ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements. The Company and the affiliates of LSF9 were co-obligors and jointly and severally liable under terms of the Initial Credit Agreements. The Company’s allocated portion of the $940.0 million of third party debt used to finance the Acquisition was $515.5 million. The initial obligation of $515.5 million was reflected on the Company’s condensed consolidated balance sheet at the Acquisition date as $254.9 million of 2015 Senior Term Loan, $260.0 million of Junior Term Loan and $0.6 million of 2015 Revolver obligations. The remaining $424.5 million of the debt was allocated to affiliates of LSF9 that are not included in Forterra based on the amounts affiliates of LSF9 have fully repaid as discussed below. In April of 2016, the Company’s affiliate co-obligors were released from joint and several liability under the Initial Credit Agreements. The Company was consequently the sole source of repayment for its $515.5 million share for the initial obligation under the Initial Credit Agreements, as well as other obligations recorded on the balance sheet. In addition to the initial debt obligation of $515.5 million recorded by the Company, additional 2015 Senior Term Loan borrowings of $240.0 million that in October 2015 were used to finance the Cretex Acquisition were allocated in full to the Company.

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

Lines of Credit and Other Debt Facilities

The Company had standby letters of credit outstanding of $15.7 million as of September 30, 2017 which reduce the borrowings available under the Revolver.

12. Derivatives and hedging

The Company uses derivatives to manage selected foreign exchange and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and cash flows from derivative instruments are included in net cash provided by (used in) financing activities in the condensed consolidated statements of cash flows.

At September 30, 2017, the Company had foreign exchange forward contracts, designated as cash flow hedges in accordance with ASC 815-20 Derivatives - Hedging, which allows for the effective portion of the changes in the fair value of the instruments to be captured in accumulated other comprehensive income, and ineffective portion recorded in earnings. These instruments were assigned to Forterra by an affiliate concurrent with the Reorganization, directly prior to the Refinancing and IPO and have a termination date of March 2018. Additionally, on February 9, 2017, Forterra entered into interest rate swap transactions with a combined notional value of $525 million.  Under the terms of the swap transactions, Forterra agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps have a three-year term and expire on March 31, 2020. The interest rate swaps are not designated as cash flow hedges, therefore all changes in the fair value of these instruments are captured as a component of interest expense in the condensed consolidated statements of operations.

The instruments the Company previously held, included foreign exchange forward contracts and fixed-for-float cross currency swaps entered into in March of 2016, were settled in connection with the Reorganization and Refinancing, resulting in a net cash settlement of approximately $1.3 million paid by the Company in the fourth quarter of 2016.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

A quantitative analysis is utilized to assess hedge effectiveness for cash flow hedges. The Company assesses the hedge effectiveness and measures the amount of ineffectiveness for the hedge relationships based on changes in forward exchange rates. The Company elects to present all derivative assets and derivative liabilities on a net basis on its condensed consolidated balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At September 30, 2017 and December 31, 2016, the Company’s derivative instruments fall under an ISDA master netting agreement.

The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	September 30, 2017
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$—	—	$92,961	$7,028
Interest rate swaps	525,000	2,035	—	—
Total derivatives, gross		2,035		7,028
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net	$—	$2,035	$—	$7,028

	December 31, 2016
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$—	$—	$92,961	$372
Total derivatives, gross		—		372
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net	$—	$—	$—	$372

The following table presents the effect of derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Foreign exchange forward contracts
Gain (loss) on derivatives not designated as hedges in other operating income (expense)	$—	$850	$—	$(2,024)
Interest rate swaps
Gain on derivatives not designated as hedges included in interest expense	709	—	2,035	—

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

13.    Sale-Leaseback Transaction

On April 5, 2016, the Company sold properties in 47 sites throughout the U.S. and Canada to Pipe Portfolio Owner (Multi) LP (the “U.S. Buyer”) and FORT-BEN Holdings (ONQC) Ltd. (the “Canadian Buyer”) for an aggregate purchase price of approximately $204.3 million.  On April 14, 2016, the Company sold additional properties in two sites located in the U.S. to the U.S. Buyer for an aggregate purchase price of approximately $11.9 million. In connection with these transactions, the Company and U.S. Buyer and an affiliate of the Canadian Buyer entered into master land and building lease agreements under which the Company agreed to lease back each of the properties for an initial term of twenty years, followed by one optional renewal term of 9 years, 11 months. Leaseback rental will escalate annually by 2% during the initial term and based on changes in the Consumer Price Index capped at 4% during the optional renewal period. The proceeds received from the sale-leaseback transactions net of transaction costs of $6.5 million amounted to $209.7 million.

Prior to the Reorganization, the sale-leaseback transactions were considered to have one form of prohibited “continuing involvement” at the inception of the lease which preclude sale-leaseback accounting for transactions involving real estate in the financial statements of the Company because a guarantee by LSF9 provided the buyer-lessor or the lessor, as applicable, with additional collateral that reduced the buyer-lessor’s or the lessor's, as applicable, risk of loss.  As a result, the assets subject to the sale-leaseback remained on the balance sheet and were depreciated. Additionally, the aggregate proceeds were recorded as a financing obligation in the consolidated balance sheet and under financing in the statements of cash flow. In October 2016, the Company entered into agreements to replace the original guarantor, LSF9, with Forterra, as the new guarantor, effective immediately following completion of the Reorganization. Due to the change in guarantor, the sale leaseback qualified for sales recognition and was classified as an operating lease beginning October 2016. Associated with the sale, in October 2016, the Company recognized a loss on the statement of operations of $19.6 million and a deferred gain of $81.5 million. The deferred gain will be amortized over the life of the lease. As of September 30, 2017, the non-current portion of the deferred gain was $76.5 million and the current portion of the deferred gain was $2.8 million in the condensed consolidated balance sheets.

14.    Commitments and contingencies

Legal matters

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

In connection with the Acquisition, there is an earn-out contingency including contingent consideration of up to $100.0 million if and to the extent the 2015 financial results of the businesses acquired by Lone Star in the Acquisition, including the Company and HeidelbergCement's former building products business in the United Kingdom, exceeded a specified Adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such Adjusted EBITDA calculation exceeds the specified target, LSF9, and therefore, Forterra would be required to pay HeidelbergCement an amount equal to a multiple of such excess Adjusted EBITDA, with any payment capped at $100.0 million. In April 2016, the Company provided an earn-out statement to HC demonstrating that no payment was required. On June 13, 2016, HeidelbergCement provided notification that it is disputing, among other things, the Company’s calculation of Adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100.0 million. The Company does not believe HeidelbergCement’s position has merit and intends to vigorously oppose HeidelbergCement's assertions. On October 5, 2016, affiliates of HeidelbergCement filed a lawsuit in the Delaware Court of Chancery seeking specific performance and claiming access to the Company's books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert’s authority; and in the alternative, claiming a breach of contract and seeking the $100.0 million and other damages (the "Delaware Action"). In November 2016, the defendants filed a motion to dismiss the Delaware Action, and on January 6, 2017, the plaintiffs filed a First Amended Complaint. The defendants filed a motion to dismiss the First Amended Complaint on February 22,

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

2017, requesting that the Court dismiss all claims in the Delaware Action. On March 24, 2017, the plaintiffs in the Delaware Action filed a response, and the defendants filed a reply on April 7, 2017. The court in the Delaware Action held a hearing on the defendants' motion to dismiss on September 21, 2017, but the Court has not issued any ruling on that motion. As a result of the Reorganization, the defendants in the Delaware Action are no longer part of the Company and its consolidated subsidiaries, however the Company remains the liable party in this matter. As of September 30, 2017, no liability for this contingency has been accrued as payment of any earn-out is not considered probable. However, the outcome of this matter is uncertain, and no assurance can be given to the ultimate outcome of the resulting proceedings. If the Company is unsuccessful in resolving the dispute, it could recognize a material charge to its earnings.

Beginning on August 14, 2017, four plaintiffs filed putative class action complaints in the United States District Court for the Eastern District of New York against a group of defendants that varies by complaint but includes the Company, certain members of senior management, the Board of Directors, Lone Star and certain of its affiliates, and certain banks that acted as underwriters of the IPO (collectively or in groups that vary by complaint, the “defendants”). On August 14, 2017, a putative class action complaint was filed by Charles Forrester; on August 16, 2017, a putative class action complaint was filed by Supanin Disayawathana; on August 23, 2017 a putative class action complaint was filed by Matthew Spindler; and on September 27, 2017, a putative class action complaint was filed by Nancy Maloney (the four complaints together, the "Securities Lawsuits").

The Securities Lawsuits are brought by each plaintiff individually and on behalf of all persons who purchased Company securities during an alleged class period that varies by complaint, but generally begins with the IPO in October 2016 and lasts through a range of dates from May 12, 2017 through August 14, 2017. The Securities Lawsuits generally allege that the Company's registration statement on Form S-1 filed in connection with the IPO (the "Registration Statement"), and in the case of certain complaints, statements made by the Company or the individual defendants at times after the IPO, contained false or misleading statements and/or omissions of material facts relating to (1) the lack of growth from organic sales versus sales from acquisitions, and the lack of organic growth related thereto, (2) increased pricing pressure on the Company's products, (3) softness in the concrete and steel pressure pipe business, (4) operational problems at plants, including problems relating to defective products, (5) unpaid invoices for products and services that resulted in understated expenses, (6) an undisclosed material weakness in internal controls related to inventory, and (7) an undisclosed material weakness in internal controls relating to bill and hold transactions.

The Securities Lawsuits generally assert claims under Section 11 of the Securities Act of 1933, as amended ("Securities Act"), Section 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and they seek (1) class certification under the Federal Rules of Civil Procedure, (2) damages in an amount to be proven at trial, (3) prejudgment and post-judgment interest, (4) an award of reasonable costs and expense of plaintiffs, including counsel and expert fees, (5) an award of rescission or a rescissory measure of damages, and (6) equitable or other relief as deemed appropriate by the court.

On October 13, 2017, three competing motions were filed for consolidation of the Securities Lawsuits and for appointment of an individual or group of individuals as lead plaintiff in the consolidated case under the Private Securities Litigation Reform Act of 1995. Responses to the competing motions were filed on October 27, 2017, at which time one motion was withdrawn and on November 3, 2017, one of the moving parties, Wladislaw Maciuga, filed a Notice of Non-Opposition with the Court, noting that he was unopposed as lead plaintiff. The court is expected to make its lead plaintiff determination before the end of the year.

The Company intends to defend the Securities Lawsuits vigorously. Given the stage of the proceedings, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Securities Lawsuits.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Long-term incentive plan

Following the Acquisition, Lone Star implemented a cash-based long term incentive plan (the “LTIP”), which entitles the participants in the LTIP a potential cash payout upon a monetization event as defined by the LTIP. Potential monetization events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star reduces its ownership interest in the Company or successor entities of LSF9 below 50%, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star to realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of September 30, 2017, no monetization event had occurred, and therefore no amounts were accrued in the condensed consolidated balance sheets. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future monetization events. The timing and amount of such payments are unknown and is dependent upon future monetization events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the IPO, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered.

Tax receivable agreement

In connection with the IPO, the Company entered into a tax receivable agreement with Lone Star that provides for, among other things, the payment by the Company to Lone Star of 85% of the amount of certain covered tax benefits, which may reduce the actual liability for certain taxes that the Company might otherwise be required to pay. The tax benefits subject to the tax receivable agreement include: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that the Company had in its assets as of the time of the consummation of the IPO, (ii) the utilization of the Company's and its subsidiaries’ net operating losses and tax credits, if any, attributable to periods prior to the IPO, (iii) deductions in respect of payments made, funded or reimbursed by an initial party to the tax receivable agreement (other than the Company or one of its subsidiaries) or an affiliate thereof to participants under the LTIP, (iv) deductions in respect of transaction expenses attributable to the USP Acquisition and (v) certain other tax benefits attributable to payments made under the tax receivable agreement.

For purposes of the tax receivable agreement, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which any such related tax benefits remain. The Company accounts for potential payments under the tax receivable agreement as a contingent liability, with amounts accrued when considered probable and reasonably estimable. As of the IPO date, the Company recorded a $160.8 million liability and a reduction to additional paid-in-capital related to the tax receivable agreement for the undiscounted value of probable future payments. Net of tax effects of $18.5 million, the net reduction to additional paid-in-capital related to the initial liability for the tax receivable agreement was $142.3 million. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing obligation in the statement of cash flows. At the end of each reporting period, any changes in the Company's estimate of the liability will be recorded in the statement of operations as a component of other income/expense and will be recorded as an operating activity in the statement of cash flows. As of September 30, 2017, the liability recorded was $163.0 million, after adjustments made for changes in tax basis. No payments have been made through September 30, 2017. The timing and amount of future tax benefits associated with the tax receivable agreement are subject to change, and additional payments may be required which could be materially different from the current accrued liability.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

15. Earnings per share

Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities include employee stock options and shares of restricted stock. Diluted EPS reflects the assumed exercise, vesting or conversion of all dilutive securities.

For purposes of calculating earnings (loss) per share, weighted average shares prior to the Reorganization have been retroactively adjusted to give effect to Stock Split and the Reorganization for all historical periods presented in the financial statements. The computations of earnings (loss) per share for periods prior to the IPO do not include the shares issued in connection with the IPO.

The calculations of the basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016 are presented below (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Income (loss) from continuing operations	$(11,502)	$4,368	$(45,218)	$34,052
Discontinued operations, net of tax	—	4,000	—	7,069
Net Income (loss)	$(11,502)	$8,368	$(45,218)	$41,121

Common stock:
Weighted average basic shares outstanding	63,799	45,369	63,794	45,369
Effect of dilutive securities	—	—	—	—
Weighted average diluted shares outstanding	63,799	45,369	63,794	45,369

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.18)	$0.10	$(0.71)	$0.75
Income from discontinued operations, net of taxes	$—	$0.09	$—	$0.16
Net income (loss)	$(0.18)	$0.19	$(0.71)	$0.91
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.18)	$0.10	$(0.71)	$0.75
Income from discontinued operations, net of taxes	$—	$0.09	$—	$0.16
Net income (loss)	$(0.18)	$0.19	$(0.71)	$0.91

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

Effective October 19, 2016, the board of directors granted employees and independent directors 361,590 options to purchase shares of common stock at an exercise price of $18.00 per share and 136,900 shares of

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

restricted common stock. Both the options and restricted shares awarded to employees are subject to a four-year vesting period and the options and restricted shares awarded to independent directors are subject to a one-year vesting period. Additional grants of an aggregate of 612,826 and 1,225,188 options were awarded to employees during the three and nine months ended September 30, 2017, respectively. These options are subject to a three-year vesting period. The awards of stock options granted under the 2016 Incentive Plan have a term of ten years.

In accordance with ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expense over the requisite service period for the entire award, or to the date at which retirement eligibility is achieved and subsequent service no longer required for continued vesting of the award, in an amount equal to the grant date fair value of share-based payments, which include stock options granted and restricted stock awards to employees and non-employee members of Forterra's board of directors. The Company records stock-based compensation expense in cost of goods sold and selling, general and administrative expenses. Stock-based compensation expense was approximately $1.4 million and $2.8 million for the three and nine months ended September 30, 2017 respectively.

Stock Option Grants

The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the option grants in the nine months ended September 30, 2017:

Expected dividends	—%
Expected volatility	39.60%
Risk-free interest rate	0.85%
Expected lives in years	6
Weighted-average fair value of options:
Granted	$4.17

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the status of stock options granted under the 2016 Incentive Plan during the nine months ended September 30, 2017, and changes during the nine months then ended, is presented in the table below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	357,840	$18.00
Granted	1,225,188	$10.80
Exercised	—	n/a
Forfeited	(178,509)	$18.70
Outstanding, end of period	1,404,519	$11.63
Options exercisable at end of period	27,500	$18.00

Restricted Stock Awards

Restricted stock awards are share awards that entitle the holder to receive shares of the Company's common stock which become freely transferable upon vesting. During the three and nine months ended September 30, 2017, pursuant to the 2016 Incentive Plan, the Company issued 160,348 and 450,698 restricted stock awards, respectively. These restricted stock awards granted to employees generally vest on a three-year vesting schedule. The estimated compensation cost of the restricted stock awards, which is equal to the fair value of the awards on the date of grant, is recognized on a straight-line basis over the vesting period.

The following table summarizes information about restricted stock award activity during the nine months ended September 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance, beginning of period	134,650	$18.00
Grants	450,698	$13.16
Vested shares	(13,500)	$18.00
Forfeitures	(78,798)	$18.75
Unvested balance, end of period	493,050	$13.45

17.    Income Taxes

The Company's quarterly provision for income taxes is calculated using the annual effective tax rate method, which applies an estimated annual effective tax rate to pre-tax income or loss. The Company recorded income tax benefit from continuing operations of $8.5 million and $25.4 million for the three and nine months ended September 30, 2017, respectively, and an income tax expense of $8.2 million and an income tax benefit of $28.6 million for the three and nine months ended September 30, 2016, respectively.

The income tax benefit for the nine months ended September 30, 2017 recorded includes an effective tax rate of 36.0%, which differs from the federal statutory rate primarily due to the effect of state income taxes, valuation allowance in certain states and foreign rate differentials which decrease the benefit rate. There was no income tax benefit associated with the goodwill impairment recognized in the nine months ended September 30, 2017 since the goodwill is nondeductible for income tax purposes. The income tax benefit for the nine months ended September 30, 2016 is primarily attributable to the reduction of the Company's valuation allowance and corresponding recognition of a deferred tax benefit after giving consideration to deferred income tax liabilities of $34.9 million recorded in the acquisition of Sherman-Dixie Concrete Industries, Inc. and USP Holdings, Inc.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

18.    Segment reporting

Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in order to allocate resources and assess performance. The Corporate and Other segment includes expenses related to certain executive salaries, interest costs related to the Company's credit agreements, acquisition related costs, and other corporate costs that are not directly attributable to the Company's operating segments. The Company's segments follow the same accounting policies as the Company.

Net sales from the major products sold to external customers include drainage pipe and precast products and concrete and steel water transmission pipe.

The Company’s three geographic areas consist of the United States, Canada and Mexico for which it reports net sales, fixed assets and total assets. For purposes of evaluating segment profit, the CODM reviews EBITDA as a basis for making the decisions to allocate resources and assess performance.

The following tables set forth reportable segment information with respect to net sales and other financial information attributable to the Company's reportable segments for the three and nine months ended September 30, 2017 and 2016 (in thousands):

For the three months ended September 30, 2017:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net Sales	$248,231	$195,987	$39	$444,257
Income (loss) from continuing operations before income taxes	35,529	(21,294)	(34,191)	(19,956)
Depreciation and amortization	11,703	17,136	319	29,158
Interest expense	110	14	15,458	15,582
EBITDA	$47,342	$(4,144)	$(18,414)	$24,784

Capital expenditures	$4,696	$2,774	$68	$7,538

For the three months ended September 30, 2016:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net Sales	$215,486	$225,645	$1	$441,132
Income (loss) from continuing operations before income taxes	37,994	24,478	(49,950)	12,522
Depreciation and amortization	10,057	18,351	82	28,490
Interest expense	3,451	805	27,500	31,756
EBITDA	$51,502	$43,634	$(22,368)	$72,768

Capital expenditures	$6,351	$6,632	$—	$12,983

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

For the nine months ended September 30, 2017:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net Sales	$630,200	$588,999	$45	$1,219,244
Income (loss) from continuing operations before income taxes	63,656	(21,195)	(113,127)	(70,666)
Depreciation and amortization	34,847	52,046	570	87,463
Interest expense	329	30	45,843	46,202
EBITDA	$98,832	$30,881	$(66,714)	$62,999

Capital expenditures	$19,161	$10,935	$1,041	$31,137
Total assets	$809,353	$970,716	$66,546	$1,846,615

For the nine months ended September 30, 2016:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net Sales	$552,035	$455,286	$2,530	$1,009,851
Income (loss) from continuing operations before income taxes	90,205	43,821	(128,560)	5,466
Depreciation and amortization	29,608	34,853	457	64,918
Interest expense	6,723	1,577	65,585	73,885
EBITDA	$126,536	$80,251	$(62,518)	$144,269

Capital expenditures	$12,621	$10,035	$624	$23,280
Total assets	$753,044	$1,103,245	$56,875	$1,913,164

In the nine months ended September 30, 2017 above, the Water Pipe & Products income from continuing operations includes the impact of $3.0 million of goodwill impairment and $7.5 million of long-lived asset impairment charges. In the three and nine months ended September 30, 2017 above, the Water Pipe & Products income from continuing operations includes the loss generated from the U.S. Pressure Pipe Divestiture of $31.6 million.

The Company has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $2.9 million and $9.4 million for the three and nine months ended September 30, 2017, respectively, and $4.1 million and $9.0 million for the three and nine months ended September 30, 2016, respectively, and with the following balances (in thousands):

	September 30,	December 31,
	2017	2016
Investment in equity method investee	$55,685	$55,236

The Company is also required by ASC 280 to disclose additional information related to geographic location. The Company has operations in the United States, Canada and Mexico. The Company has both revenues and long-lived assets in each country; and those assets and revenues are recorded within geographic location as follows (in thousands):

Property, plant, and equipment, net:	September 30,	December 31,
	2017	2016
United States	$395,019	$422,853
Canada	20,748	19,584
Mexico	10,479	10,477
	$426,246	$452,914

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Net Sales:	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
United States	$412,562	$398,949	$1,146,292	$916,795
Canada	27,688	39,039	62,507	86,953
Mexico	4,007	3,144	10,445	6,103
	$444,257	$441,132	$1,219,244	$1,009,851

19. Related party transactions

Hudson Advisors

The Company had an advisory agreement with Hudson Advisors, an affiliate of Lone Star, to provide certain management oversight services to the Company, including assistance and advice on strategic plans, obtaining and maintaining certain legal documents, and communicating and coordinating with service providers. The Company incurred fees totaling $1.0 million and $4.1 million for the three and nine months ended September 30, 2016, respectively, included in selling, general and administrative expense on the condensed consolidated statement of operations.

In conjunction with the IPO, the advisory agreement with Hudson Advisors was terminated.

Affiliates receivable

The Company paid for certain services provided for affiliates which the Company billed to its affiliates. At December 31, 2016, the Company recorded a receivable of $0.1 million, for services paid on behalf of affiliates in other current assets on the condensed consolidated balance sheets.

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

Bricks Joint Venture

In connection with the Bricks Disposition, Forterra entered into a transition services agreement with the joint venture formed by the affiliate of Lone Star and an unaffiliated third party pursuant to which Forterra's former bricks business was contributed (the "Bricks Joint Venture"). Pursuant to the transition services agreement, Forterra continued to provide certain administrative services, including but not limited to information technology, accounting and treasury for a limited period of time following the Bricks Disposition. The Company recognized a total of $0.2 million and $1.8 million in Other Operating Income, net pursuant to the transition services agreement related to the Bricks Joint Venture for the three and nine months ended September 30, 2017, respectively. Additionally, during the transition period, the Company collected cash from as well as settled invoices and payroll on behalf of its former bricks business. As a result, Forterra had a net payable due to affiliates of $8.4 million as of December 31, 2016, and a net receivable from affiliates of $1.9 million as of September 30, 2017.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

20.     Discontinued operations and divestitures

Discontinued operations

On August 23, 2016, an affiliate of Lone Star entered into an agreement with an unaffiliated third party to contribute Forterra's bricks business to the Bricks Joint Venture. In exchange for the contribution of the bricks business, an affiliate of Lone Star received a 50% interest in the Bricks Joint Venture. In connection with the Reorganization described in Note 1, Organization and description of the business, on October 17, 2016, Forterra distributed its bricks business to an affiliate of Lone Star in a transaction among entities under common control. Following the Bricks Disposition, Forterra no longer had any relation to or business affiliation with its former bricks business or the Bricks Joint Venture other than contractual arrangements regarding certain limited transition services, the temporary use of the “Forterra” name, and a short-term loan, of approximately $11.9 million, which was subsequently repaid in full in 2016. The Bricks Disposition has been accounted for as a discontinued operation.

The key components of loss from discontinued operations for the three and nine months ended September 30, 2016 consist of the following (in thousands):

	September 30, 2016
	Three months ended	Nine months ended
Revenue	$39,012	$110,436
Operating costs and expenses	(32,875)	(97,029)
Depreciation and amortization	(2,139)	(6,131)
Operating income	$3,998	$7,276
Other income	3	1
Income tax expense	(1)	(208)
Income from discontinued operations, net of tax	$4,000	$7,069

Divestitures

Effective July 31, 2017, Forterra completed the U.S. Pressure Pipe Divestiture, selling its U.S. concrete and steel pressure pipe business, which was part of the Company's Water Pipe and Products segment to TPG, in exchange for approximately $23.2 million in cash, exclusive of fees and expenses, as well as certain assets relating to a U.S. drainage pipe and products manufacturing facility. The assets acquired, recognized at fair value, include $3.8 million of working capital, $1.8 million of machinery and equipment, and a customer intangible totaling $0.8 million. The U.S. Pressure Pipe Divestiture generated a pre-tax loss of $31.6 million recorded in other expense, net.

For the quarter ending June 30, 2017, the Company classified the assets and liabilities of its U.S. concrete and steel pressure pipe business as held for sale. Assets and liabilities which meet the held for sale criteria are carried at fair value less selling costs. An analysis indicated that the carrying value of the long-lived assets held for sale exceeded the fair value less costs to sell, and as a result, a pre-tax impairment charge of $7.5 million was recorded within impairment and exit charges during the second quarter of 2017 and the nine month period ended September 30, 2017. The long-lived assets' fair value was estimated using accepted cost approach methodologies.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The pre-tax loss of the U.S. concrete and steel pressure pipe business was $34.1 million and $49.4 million for the three and nine month periods ended September 30, 2017, respectively, inclusive of loss on U.S. Pressure Pipe Divestiture of $31.6 million, and long-lived asset impairment of $7.5 million. In 2016, the assets generated a pre-tax loss of $7.5 million for the three months ended September 30, 2016 and pre-tax income of $0.6 million for the nine months ended September 30, 2016.

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

Basis of Presentation

Lone Star Fund IX (U.S.), L.P. (together with its affiliates and associates, but excluding the Company and other companies that it owns as a result of its investment activity (“Lone Star”)), through LSF9 Concrete Holdings Ltd. (“LSF9”), a wholly owned subsidiary, acquired our business (the “Acquisition”), along with the business of Forterra, plc, the operator of the former building products business of HeidelbergCement AG (“HeidelbergCement”), in the United Kingdom (“Forterra UK”), on March 13, 2015 from HeidelbergCement for aggregate cash consideration of $1.33 billion, subject to a $100.0 million earn-out that is currently subject to dispute, as discussed in greater detail in Note 14, Commitments and contingencies, to the condensed consolidated financial statements. Prior to the Acquisition, we were HeidelbergCement’s building products operations in the United States and Eastern Canada. LSF9 was formed on February 6, 2015 for the purpose of consummating the Acquisition and had no operations prior to the date of Acquisition.

Prior to our initial public offering of common stock on October 25, 2016 (the “IPO”), LSF9 transferred its building products operations in the United States and Eastern Canada to Forterra, Inc. in an internal reorganization transaction (the “Reorganization”). Forterra, Inc. was formed on June 21, 2016 for purposes of the Reorganization and did not have any operations prior to the date of the Reorganization.

Unless otherwise specified or where the context otherwise requires, references in this Report to “our,” “we,” “us,” “Forterra”, the “Company” and “our business” (i) for periods prior to the Reorganization refer to the building products business of LSF9 in the United States and Eastern Canada and (ii) for periods following the Reorganization refer to the operations of Forterra, Inc., together with its consolidated subsidiaries.

Recent Developments

Royal Acquisition

On February 3, 2017, we acquired Royal Enterprises America, Inc. (“Royal”), for aggregate consideration of $35.5 million, including customary working capital adjustments. Royal manufactures concrete drainage pipe, precast concrete products, stormwater treatment technologies and erosion control products serving the greater Minneapolis market. The acquisition was financed with borrowings on our asset based revolving credit facility entered into in connection with the IPO (the “2016 Revolver”).

Divestiture of U.S. Pressure Pipe

On July 31, 2017, we completed the sale of our U.S. concrete and steel pressure pipe business, a component of our Water Pipe and Products segment, to TPG in exchange for approximately $23.2 million in cash, exclusive of fees and expenses, as well as certain assets relating to a drainage pipe and products manufacturing facility. This divestiture generated a pre-tax loss of $31.6 million recorded in other expense, net. In addition, for the second quarter of 2017, we recorded a pre-tax long-lived asset impairment of $7.5 million within impairment and exit charges. We used the net proceeds from the transaction to pay down debt on our 2016 Revolver. See Note 20, Discontinued operations and divestitures, to the condensed consolidated financial statements.

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

Factors Affecting our Financial Statements

Reorganization

Prior to the consummation of the IPO, LSF9 distributed its brick operations in the United States and Eastern Canada to an affiliate of Lone Star (the “Bricks Disposition”), which was recognized as a return of capital in the statement of shareholders' equity. We reclassified the operations of our former brick business to discontinued operations for the three and nine months ended September 30, 2016. Following the Bricks Disposition and prior to the consummation of the IPO, the remaining building products operations of LSF9 in the United States and Eastern Canada were transferred to Forterra, Inc. in the Reorganization. Following the Reorganization, Forterra, Inc. became a wholly owned subsidiary of Forterra US Holdings, LLC, which is indirectly wholly owned by an affiliate of Lone Star.

The IPO

On October 25, 2016, we completed the IPO, in which we offered and sold 18,420,000 shares of our common stock at a public offering price of $18.00 per share. We received net proceeds from the IPO of $313.3 million, net of underwriting discounts and commissions and before payment of IPO expenses, $296.0 million of which were used to repay indebtedness in the refinancing transactions summarized below.

Refinancing

Concurrent with the completion of the IPO, we entered into new credit facilities, or the Refinancing. In the Refinancing, we entered into the 2016 Revolver, a new $300.0 million asset based revolving credit facility, for working capital and general corporate purposes and a new $1.05 billion senior term loan facility ("the "2016 Senior Term Loan"), the proceeds of which, together with a $125.0 million draw on the 2016 Revolver and the proceeds from the IPO, were used to repay in full and terminate the then-existing Junior Term Loan of $260.0 million (the "Junior Term Loan"), the 2015 Senior Term Loan of $1.04 billion, and the existing balance under the our prior asset based revolving credit facility (the "2015 Revolver"), in addition to related expenses associated with the IPO and Refinancing. Immediately subsequent to the completion of the IPO, Forterra had $125.0 million outstanding on its 2016 Revolver and $1.05 billion on its 2016 Senior Term Loan. The $260.0 million repayment toward the Junior Term Loan represented a full repayment of the outstanding principal on that loan, resulting in a related write-off of issue discounts and capitalized issuance costs of approximately $22.4 million. The repayment also triggered a prepayment penalty of approximately $7.8 million.

Business Combinations

The Company completed the following transactions impacting the periods presented:

Purchase Price
Acquisitions:	(in millions)
2016
Sherman-Dixie Concrete Industries ("Sherman-Dixie")	$66.8
USP Holdings, Inc. ("U.S. Pipe")	778.7
Bio Clean Environmental Services, Inc. and Modular Wetland Systems, Inc. ("Bio Clean")	31.9
J&G Concrete Operations, LLC	32.4
Precast Concepts, LLC	99.6
2017
Royal Enterprises America, Inc.	$35.5

Sale Leaseback

On April 5, 2016, the Company sold properties in 47 sites throughout the U.S. and Canada to Pipe Portfolio Owner (Multi) LP (the "U.S. Buyer"), and FORT-BEN Holdings (ONQC) Ltd. (the "Canadian Buyer"), for an aggregate purchase price of approximately $204.3 million.  On April 14, 2016, the Company sold additional properties in two sites located in the U.S. to the U.S. Buyer for an aggregate purchase price of approximately $11.9 million. In connection with these transactions, the Company and U.S. Buyer and an affiliate of the Canadian Buyer entered into master land and building lease agreements under which the Company agreed to lease back each of the properties for an initial term of twenty years, followed by one optional renewal term of 9 years, 11 months. Leaseback rental will escalate annually by 2% during the initial term and based on changes in the Consumer Price Index capped at 4% during the optional renewal period. The proceeds received from the sale-leaseback transactions net of transaction costs of $6.5 million amounted to $209.7 million.

Prior to the Reorganization, the sale-leaseback transactions were considered to have one form of prohibited “continuing involvement” at the inception of the lease which preclude sale-leaseback accounting for transactions involving real estate in the financial statements of the Company because a guarantee by LSF9 provided the buyer-lessor or the lessor, as applicable, with additional collateral that reduced the buyer-lessor’s or the lessor's, as applicable, risk of loss.  As a result, the assets subject to the sale-leaseback remained on the balance sheet and were depreciated. Additionally, the aggregate proceeds were recorded as a financing obligation in the consolidated balance sheet and under financing in the statements of cash flow. In October

2016, the Company entered into agreements to replace the guarantor, then LSF9, with Forterra, Inc. as the new guarantor, effective immediately following completion of the Reorganization. Due to the change in guarantor, the sale leaseback qualified for sales recognition and was classified as an operating lease beginning October 2016. Associated with the sale, in October 2016, the Company recognized a loss on the statement of operations of $19.6 million and a deferred gain of $81.5 million. The deferred gain will be amortized over the life of the lease. As of September 30, 2017, the non-current portion of the deferred gain was $76.5 million and the current portion of the deferred gain was $2.8 million in the condensed consolidated balance sheets.

Principal Components of Results of Operations

Net Sales

Net sales consist of the consideration received or receivable for the sale of products in the ordinary course of business and include the billable costs of delivery of our products to customers, net of discounts given to the customers. Revenue for certain contracts related to our structural precast and products that are designed and engineered specifically for the customer is recognized under the percentage-of-completion method. Certain of our businesses, primarily our concrete and steel pressure pipe businesses, also enter into agreements to provide inventory to customers for long-term construction projects. With respect to these agreements, we recognize revenue upon shipment of the respective goods, whereas billings are based on contract terms and may or may not coincide with shipments giving rise to either unbilled or deferred revenue. See Note 2, Summary of significant accounting policies, to the condensed consolidated financial statements, for a discussion of accounting guidance to be adopted regarding revenue recognition.

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

Impairment and Exit Charges

Impairment and exit charges are significantly comprised of impairment charges recognized to adjust our U.S. concrete and steel pressure pipe long-lived assets to fair value as well as the charges to impair the goodwill of our Canadian concrete and steel pressure pipe reporting unit. See Note 8, Goodwill and other intangible assets and Note 20, Discontinued operations and divestitures for further discussion to the condensed consolidated financial statements.

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

Other Expense, net

Other expense, net includes the loss on the U.S. Pressure Pipe Divestiture that occurred in July 2017.

Income Tax Expense

Income tax expense consists of federal, state, provincial, local and foreign taxes based on income in the jurisdictions in which we operate.

Results of Operations

Three Months Ended September 30, 2017 as Compared to Three Months Ended September 30, 2016

Total Company

The following table summarizes certain financial information relating to our operating results for the three months ended September 30, 2017 and September 30, 2016. Also included is information relating to the operating results as a percentage of net sales.

Statements of Income Data:	For the three months ended September 30, 2017	% of Net Sales	For the three months ended September 30, 2016	% of Net Sales

Net sales	$444,257	100.0%	$441,132	100.0%
Cost of goods sold	362,150	81.5%	339,819	77.0%
Gross profit	82,107	18.5%	101,313	23.0%
Selling, general and administrative expenses	(59,366)	13.4%	(62,355)	14.1%
Impairment and exit charges	(1,193)	0.3%	(555)	0.1%
Earnings from equity method investee	2,936	0.7%	4,146	0.9%
Other operating income	2,008	0.5%	1,946	0.4%
	(55,615)	12.5%	(56,818)	12.9%
Income from operations	26,492	6.0%	44,495	10.1%
Other income (expenses)
Interest expense	(15,582)	3.5%	(31,756)	7.2%
Other expense, net	(30,866)	6.9%	(217)	—%
Income (loss) from continuing operations before income taxes	(19,956)	4.5%	12,522	2.8%
Income tax (expense) benefit	8,454	1.9%	(8,154)	1.8%
Income (loss) from continuing operations	(11,502)	2.6%	4,368	1.0%
Discontinued operations, net of tax	—	—%	4,000	0.9%
Net Income (loss)	$(11,502)	2.6%	$8,368	1.9%

Net Sales

Net sales for the three months ended September 30, 2017 were $444.3 million, an increase of $3.2 million or 0.7% from $441.1 million in the three months ended September 30, 2016. The period-over-period increase was primarily attributable to additional net sales of $28.4 million provided by our acquisitions, partially offset by a decrease in net sales of approximately $25.2 million, primarily related to the U.S. Pressure Pipe Divestiture and the impact of inclement weather.

Cost of Goods Sold

Cost of goods sold were $362.2 million for the three months ended September 30, 2017, an increase of $22.4 million or 6.6% from $339.8 million in the three months ended September 30, 2016. The increase was primarily attributable to the acquisitions described above which increased cost of goods sold by $21.0 million. Costs of goods sold in the existing businesses increased by $1.3 million primarily due to higher labor, freight, and raw materials, net of a decrease due to the U.S. Pressure Pipe Divestiture.

Gross Profit

Gross profit decreased by $19.2 million, or 19.0%, to $82.1 million in the three months ended September 30, 2017 from $101.3 million in the three months ended September 30, 2016. Gross profit decreased due to the increase in cost of goods sold described above that was not fully offset by increases in average sales prices of products sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $59.4 million for the three months ended September 30, 2017, a decrease of $3.0 million or 4.8% from $62.4 million in the three months ended September 30, 2016. The period-over-period decrease was primarily the result of lower professional fees, partially offset by an increase of $4.6 million of expenses from acquired businesses.

Impairment and Exit Charges

We recognized $1.2 million for the three months ended September 30, 2017 related to our cost saving initiatives compared to $0.6 million in comparable charges in the prior period.

Interest Expense

Interest expense decreased by $16.2 million, or 50.9%, to $15.6 million in the three months ended September 30, 2017 from $31.8 million in the three months ended September 30, 2016. This decrease was primarily due to the repayment of the Junior Term Loan in connection with the IPO and the lower effective interest rates in the 2017 period under the 2016 Revolver and 2016 Senior Term Loan as compared to the 2016 period under the 2015 Revolver and the 2015 Senior Term Loan.

Other Expense, net

Other expense, net increased by $30.6 million in the three months ended September 30, 2017 primarily due to the $31.6 million loss generated by the U.S. Pressure Pipe Divestiture.

Income Tax (Expense) Benefit

Income tax (expense) benefit changed by $16.6 million resulting in an income tax benefit of $8.5 million in the three months ended September 30, 2017 as compared to an income tax expense of $8.2 million in the three months ended September 30, 2016, primarily due to a decrease in profits before tax between periods.

Segments

For the three months ended September 30, 2017:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
	(In thousands)
Net sales	$248,231	$195,987	$39	$444,257
Gross profit (loss)	51,825	30,920	(638)	82,107
Income (loss) from continuing operations before income taxes	35,529	(21,294)	(34,191)	(19,956)
EBITDA	47,342	(4,144)	(18,414)	24,784

For the three months ended September 30, 2016:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
	(In thousands)
Net sales	$215,486	$225,645	$1	$441,132
Gross profit (loss)	52,661	49,394	(742)	101,313
Income (loss) from continuing operations before income taxes	37,994	24,478	(49,950)	12,522
EBITDA	51,502	43,634	(22,368)	72,768

For the purposes of evaluating segment performance, the Company’s chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of EBITDA.

Drainage Pipe & Products

Net Sales

Net sales increased by $32.7 million, or 15.2%, to $248.2 million in the three months ended September 30, 2017 from $215.5 million in the three months ended September 30, 2016. The increase was primarily attributable to net sales of approximately $28.4 million provided by our acquisitions. The remaining increase in net sales of $4.3 million was due to higher net sales in certain regions driven by increased volumes and average sales price, offset by the negative impact of hurricanes Irma and Harvey.

Gross Profit

Gross profit was $51.8 million in the three months ended September 30, 2017, a decrease of $0.9 million or 1.7% from $52.7 million in the three months ended September 30, 2016. The decrease was primarily due to the impact of higher cost of goods sold, including labor, freight and raw materials, that were not fully offset by an increase in average sales prices of products sold.

Water Pipe & Products

Net Sales

For the three months ended September 30, 2017, net sales were $196.0 million, a decrease of $29.6 million or 13.1% from $225.6 million for the three months ended September 30, 2016. The decrease was partially attributable to the sale of the U.S. pressure pipe business in July 2017 which had the effect of reducing net sales by $8.9 million, as well as a decrease in the U.S. and Canada concrete and steel pressure pipe businesses of $20.7 million. Net sales in the third quarter of 2017 were negatively impacted by hurricane Harvey and lower demand from municipal projects, partially offset by higher average prices of products sold.

Gross Profit

Gross profit was $30.9 million in the three months ended September 30, 2017, a decrease of $18.5 million or 37.4% from $49.4 million in the three months ended September 30, 2016. The ductile iron pipe portion of the segment was impacted by higher scrap costs that were not fully offset by an increase in average sales prices. Concrete and steel pressure pipe gross profit benefited in the prior year period from a large, higher margin project in Canada that was completed in the fourth quarter of 2016.

Other

For the three months ended September 30, 2017, income (loss) from continuing operations before income taxes and EBITDA decreased by $31.6 million due to the loss generated by the U.S. Pressure Pipe Divestiture in July 2017.

Nine Months Ended September 30, 2017 as Compared to Nine Months Ended September 30, 2016

Total Company

The following table summarizes certain financial information relating to our operating results for the nine months ended September 30, 2017 and September 30, 2016. Also included is information relating to the operating results as a percentage of net sales.

Statements of Income Data:	For the nine months ended September 30, 2017	% of Net Sales	For the nine months ended September 30, 2016	% of Net Sales

Net sales	$1,219,244	100.0%	$1,009,851	100.0%
Cost of goods sold	1,022,574	83.9%	789,756	78.2%
Gross profit	196,670	16.1%	220,095	21.8%
Selling, general and administrative expenses	(191,964)	15.7%	(153,076)	15.2%
Impairment and exit charges	(13,004)	1.1%	(578)	0.1%
Earnings from equity method investee	9,449	0.8%	9,014	0.9%
Other operating income	5,251	0.4%	5,290	0.5%
	(190,268)	15.6%	(139,350)	13.8%
Income from operations	6,402	0.5%	80,745	8.0%
Other income (expenses)
Interest expense	(46,202)	3.8%	(73,885)	7.3%
Other expense, net	(30,866)	2.5%	(1,394)	0.1%
Income (loss) from continuing operations before income taxes	(70,666)	5.8%	5,466	0.5%
Income tax benefit	25,448	2.1%	28,586	2.8%
Income (loss) from continuing operations	(45,218)	3.7%	34,052	3.4%
Discontinued operations, net of tax	—	—%	7,069	0.7%
Net income (loss)	$(45,218)	3.7%	$41,121	4.1%

Net Sales

Net sales for the nine months ended September 30, 2017 were $1,219.2 million, an increase of $209.3 million or 20.7% from $1,009.9 million in the nine months ended September 30, 2016. The increase was primarily attributable to net sales of U.S. Pipe, which was acquired in April 2016, of approximately $155.7 million due to a full nine months of net sales in 2017 compared to a partial period in 2016. In addition, net sales increased by approximately $76.2 million due to our other acquisitions, partially offset by a decrease in existing business net sales of $22.6 million partially due to the impact of hurricanes Irma and Harvey.

Cost of Goods Sold

Cost of goods sold were $1,022.6 million for the nine months ended September 30, 2017, an increase of $232.8 million or 29.5% from $789.8 million in the nine months ended September 30, 2016. The increase was primarily attributable to the acquisitions described above which increased cost of goods sold by $196.0 million. Costs of goods sold in our existing businesses increased by $36.8 million primarily due to higher labor, freight, and raw materials.

Gross Profit

Gross profit decreased by $23.4 million, or 10.6%, to $196.7 million in the nine months ended September 30, 2017 from $220.1 million in the nine months ended September 30, 2016. Gross profit decreased due to higher cost of goods sold including labor, freight and raw materials, partially offset by the increased net sales from acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $192.0 million for the nine months ended September 30, 2017, an increase of $38.9 million or 25.4% from $153.1 million in the nine months ended September 30, 2016. The period-over-period increase was primarily attributable to an increase of $32.5 million of costs from acquired businesses. Selling, general and administrative expenses in our existing businesses increased by $6.4 million primarily due to additional consulting costs related to our Sarbanes-Oxley compliance work as well as professional fees associated with various cost saving initiatives.

Impairment and Exit Charges

We recognized $3.0 million of goodwill impairment related to our Canadian concrete and steel pressure pipe reporting unit and $7.5 million of long-lived asset impairment related to the sale of our U.S. concrete and steel pressure pipe business in the nine months ended September 30, 2017. See Note 8, Goodwill and other intangible assets and Note 20, Discontinued operations and divestitures, to the condensed consolidated financial statements. In addition, we recognized $2.5 million for the nine months ended September 30, 2017 for restructuring charges that primarily related to our cost saving initiatives compared to $0.6 million in the prior year period.

Interest Expense

Interest expense decreased by $27.7 million, or 37.5%, to $46.2 million in the nine months ended September 30, 2017 from $73.9 million in the nine months ended September 30, 2016. This decrease was primarily due to the repayment of the Junior Term Loan in connection with the IPO and the lower effective interest rates in the 2017 period under the 2016 Revolver and 2016 Senior Term Loan as compared to the 2016 period under the 2015 Revolver and the 2015 Senior Term Loan.

Other Expense, net

Other expense, net increased by $29.5 million in the nine months ended September 30, 2017 primarily due to the $31.6 million loss generated by the U.S. Pressure Pipe Divestiture during July 2017.

Income Tax Benefit

Income tax benefit decreased by $3.1 million to $25.4 million in the nine months ended September 30, 2017 from $28.6 million in the nine months ended September 30, 2016 due to a decrease in profits before tax between periods.

Segments

For the nine months ended September 30, 2017:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
	(In thousands)
Net sales	$630,200	$588,999	$45	$1,219,244
Gross profit (loss)	112,323	86,327	(1,980)	196,670
Income (loss) from continuing operations before income taxes	63,656	(21,195)	(113,127)	(70,666)
EBITDA	98,832	30,881	(66,714)	62,999

For the nine months ended September 30, 2016:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
	(In thousands)
Net sales	$552,035	$455,286	$2,530	$1,009,851
Gross profit (loss)	131,325	90,611	(1,841)	220,095
Income (loss) from continuing operations before income taxes	90,205	43,821	(128,560)	5,466
EBITDA	126,536	80,251	(62,518)	144,269

Drainage Pipe & Products

Net Sales

Net sales increased by $78.2 million, or 14.2%, to $630.2 million in the nine months ended September 30, 2017 from $552.0 million in the nine months ended September 30, 2016. The increase was primarily attributable to the net sales contributed by acquisitions totaling $76.2 million. Existing business net sales also increased by $2.0 million due to higher volume.

Gross Profit

Gross profit was $112.3 million in the nine months ended September 30, 2017, a decrease of $19.0 million or 14.5% from $131.3 million in the nine months ended September 30, 2016. The decrease was primarily due to the higher cost of goods sold including labor, freight, and raw materials, partially offset by the increased net sales.

Water Pipe & Products

Net Sales

For the nine months ended September 30, 2017, net sales were $589.0 million, an increase of $133.7 million or 29.4% from $455.3 million for the nine months ended September 30, 2016. The increase was primarily attributable to an additional $155.7 million in net sales from U.S. Pipe due to a full nine months of activity in 2017 compared to a partial period in 2016, partially offset by a decrease in existing business net sales of $22.0 million due to the effect of inclement weather.

Gross Profit

Gross profit was $86.3 million in the nine months ended September 30, 2017, a decrease of $4.3 million or 4.7% from $90.6 million in the nine months ended September 30, 2016. The decrease in gross profit was primarily related to a $24.0 million decrease related to our U.S. and Canada concrete and steel pressure pipe business due partially to the completion of a significant high margin project in Canada in the fourth quarter of 2016, partially offset by an increase of $19.7 million in gross profit attributable to a full nine months of U.S. Pipe operations in the 2017 period compared to a partial period in 2016.

Other

For the nine months ended September 30, 2017, income (loss) from continuing operations before taxes and EBITDA decreased by $31.6 million due to the loss generated by the U.S. Pressure Pipe Divestiture in July 2017. In addition, for nine months ended September 30, 2017, EBITDA decreased by $3.0 million for a goodwill impairment and $7.5 million for long-lived asset impairment charges.

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

As of September 30, 2017 and December 31, 2016, we had approximately $41.1 million and $40.0 million of cash and cash equivalents, respectively, of which $15.0 million and $33.7 million, respectively, were held by foreign subsidiaries. All of the cash and cash equivalents as of September 30, 2017 and December 31, 2016 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.  We are not aware of legal or economic restrictions on our ability to repatriate funds in the form of cash dividends, loans or advances. We do not have any present intention to repatriate these funds. However, if these funds are repatriated to the United States, we will be subject to additional taxes including withholdings tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits.

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
Total debt related to the 2016 Senior Term Loan as of September 30, 2017 was $1,238.5 million. As of September 30, 2017, the Company had no borrowings outstanding under the 2016 Revolver. The 2016 Revolver had available borrowing capacity as of September 30, 2017 of $284.3 million.

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

The 2016 Senior Term Loan provides for a $1.05 billion senior secured term loan that was made available to a newly formed direct subsidiary of Forterra, Inc. and used to repay the 2015 Senior Term Loan. Subject to the conditions set forth in the term loan agreement, the 2016 Senior Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA of Forterra, Inc. and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met. The 2016 Senior Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. On May 1, 2017, the Company amended the 2016 Senior Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the margin interest margins applicable to the full balance of the 2016 Senior Term Loan by 50 basis points such that applicable margin is based on LIBOR has been reduced from 3.50% to 3.00%. The net proceeds of the new borrowings were applied to reduce the outstanding balance under the 2016 Revolver. Interest will accrue on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively.

The 2016 Revolver and the 2016 Senior Term Loan contain customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict our ability to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The 2016 Revolver contains a financial covenant restricting Forterra from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the 2016 Revolver falls below a threshold. The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization, less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness). The 2016 Senior Term Loan does not contain any financial covenants. Obligations under the 2016 Revolver and the 2016 Senior Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate).

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented.

	(In thousands)
	For the nine months ended
	September 30, 2017	September 30, 2016
Statement of Cash Flows data:
Net cash (used in) provided by operating activities	$(39,133)	$30,872
Net cash used in investing activities	(50,909)	(899,514)
Net cash provided by financing activities	89,390	860,219

Net Cash Used In Operating Activities

Net cash used in operating activities was $39.1 million for the nine months ended September 30, 2017, compared to net cash provided by operating activities of $30.9 million for the nine months ended September 30, 2016. Changes between the periods are in part due to certain significant tax payments required as a result of the Reorganization as well as the effect of the significant tax benefit recognized in working capital accounts. In addition, general working capital requirements have risen due to acquisitions.

Net Cash Used in Investing Activities

Net cash used in investing activities was $50.9 million for the nine months ended September 30, 2017 due to capital expenditures of $38.7 million and the Royal acquisition for $35.4 million compared to $899.5 million for the nine months ended September 30, 2016 primarily due to the U.S. Pipe, Sherman-Dixie and Bio Clean acquisitions totaling $872.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $89.4 million for the nine months ended September 30, 2017 due primarily to proceeds from additional borrowing under the 2016 Senior Term Loan. Net cash provided by financing activities was $860.2 million for the nine months ended September 30, 2016 primarily consisting of additional borrowings incurred in connection with the U.S. Pipe and Sherman-Dixie acquisitions and the proceeds from the sale-leaseback transaction.

Capital Expenditures

Our capital expenditures were $8.7 million and $38.7 million for the three and nine months ended September 30, 2017, respectively, and $10.7 million and $27.0 million for the three and nine months ended September 30, 2016, respectively. Capital expenditures primarily related to equipment, such as plant and mobile equipment, and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments, particularly in our Water Pipe & Products segment. As of September 30, 2017, outstanding standby letters of credit amounted to $15.7 million.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Presented within the section titled “Critical Accounting Policies” of our 2016 Form 10-K are the accounting policies that we believe are critical to or require subjective and/or complex judgments that could potentially affect 2017 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies apart from those identified below, which were applied to discrete events addressed in our third quarter condensed consolidated financial statements.

Long-lived assets held for sale

We account for long-lived assets held for sale in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Asset, which requires assets to be classified as held for sale when the following criteria are met: 1) management, having the authority to approve the action, commits to a plan to sell; 2) the asset or asset group is available for immediate sale in its present condition; 3) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; 4) actions required to complete the sale indicate that is it unlikely that significant changes to the plan will be made or that the plan will be withdrawn, and 5) the sale is probable to qualify for recognition as a completed sale within one year.

At such time assets or an asset group are determined to be held for sale, its carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value less costs to sell, and depreciation is no longer recognized. An impairment charge is recognized if the carrying value is in excess of its fair value less costs to sell. As of September 30, 2017, the Company no longer had assets held for sale. See Note 20, Discontinued operations and divestitures to the condensed consolidated financial statements for the impact of assets held for sale for the nine months ended September 30, 2017.

Goodwill

Goodwill represents the excess of costs over the fair value of identifiable assets acquired and liabilities assumed. We evaluate goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets. ASC 350 requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. Our annual impairment testing of goodwill is performed as of October 1 of each year and in interim periods if events occur that would indicate that it is more likely than not the fair value of a reporting unit is less than carrying value. We first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The quantitative analysis compares the fair value of the reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds the fair value, impairment is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Recent Accounting Guidance Adopted

A summary of recent accounting pronouncements and our assessment of any expected impact of these pronouncements if known is included in Note 2 to the audited consolidated financial statements included the 2016 10-K and Note 2, Summary of significant accounting policies, to the condensed consolidated financial statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. We entered into two interest rate swap transactions with a combined notional value of $525 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  Under the terms of both swap transactions, we agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps have a three-year term and expire on March 31, 2020. At September 30, 2017, we estimate that a 1% increase in the rates relating to the portion of our floating rate debt that is not hedged would increase annual interest requirements by approximately $7.1 million.

Foreign Currency Risk

Approximately 7.1% and 6.0% of our net sales for the three and nine months ended September 30, 2017, respectively, were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the three and nine months ended September 30, 2017, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.3 million and $0.7 million, respectively. This may differ from actual results depending on the levels of net sales outside of the U.S.

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

At September 30, 2017, we had an individual customer within our Water Pipe & Products segment that accounted for more than 10% of total net sales for the three and nine months ended September 30, 2017. The customer represented approximately 16% and 14% of our total net sales for the three and nine months ended September 30, 2017, respectively, and amounts payable by the customer at September 30, 2017 represented approximately 18% of our total receivables, net.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2017 because of the unremediated material weaknesses discussed below.

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

Internal Control over Financial Reporting

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the audit of our consolidated financial statements for the year ended December 31, 2016, and during the financial statement close process for the quarter ended March 31, 2017, material weaknesses in internal control over financial reporting were identified which remain unremediated as of September 30,2017.

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

A material weakness related to the design and operating effectiveness of controls related to the accounting for cost accruals, including control deficiencies related to our lack of timely identification and processing of invoices during the financial statement close process to ensure cost accruals are complete was also identified. In the quarter ended March 31, 2017, we identified and corrected prior period errors related to cost accrual items which should have been recognized in 2016. These errors were primarily caused by insufficient coordination and communication between our plant and corporate office locations. A cumulative correction was recorded during the quarter ended March 31, 2017 which increased pretax loss by $4.6 million, of which $3.3 million increased cost of goods sold and $2.0 million increased selling, general and administrative expenses, partially offset by a $0.7 million increase in revenues.  We evaluated the impact of correcting these errors and concluded the errors were immaterial to operating results for the year ended December 31, 2016, expected annual operating results for the year ended December 31, 2017, as well as the trend of earnings ended December 31, 2016, and during the financial statement close process for the quarter ended March 31, 2017. These material weaknesses were identified and resulted in adjustments to our consolidated financial statements which were identified and corrected in historical periods presented in the audited financial statements included in the 2016 10-K and the unaudited financial statements included in our Form 10-Q for the quarter ended March 31, 2017.

Remediation of Material Weaknesses

We have made significant progress towards remediating these material weaknesses in our internal control over financial reporting and are implementing additional processes and controls designed to address the underlying causes of the material weaknesses.

Inventory Controls

We have implemented controls over physical inventory as well as inventory costing and valuation. These controls and remediation efforts include but are not limited to:

•	Formalized improvements to the periodic physical inventory count process and the management review and approval of book-to-physical inventory adjustments;

•	Enhanced policies covering inventory physical controls, inventory standard cost valuation, inventory excess and obsolete reserve assessment;

•	Strengthened management review controls on periodic standard cost variance review and recapture calculation, as well as excess and obsolete reserve calculation; and

•	Recruiting additional knowledgeable accounting personnel focused on inventory cost processes and controls.

Bill and Hold Transactions

We have implemented controls to prevent bill and hold transactions from occurring. These controls and remediation efforts include but are not limited to:

•
Implementation of a a policy which prohibits the Company from entering into bill and hold transactions without obtaining appropriate executive management approval and adequate analysis of accounting criteria; and

•	Improved controls on revenue cut-off reviews and analysis.

Cost Accruals

We have implemented controls to to address the accuracy and completeness of cost accruals. These controls and remediation efforts include but are not limited to:

•	Implementation of improved controls on period end expense cut-off reviews and estimate accrual required for services and products received but not invoiced;

•	Enhanced period end close process and controls to improve information flow and communications between plant and corporate office locations; and

•	Improved invoice receiving and processing process, so that invoices can be processed on a timely basis.

During the course of implementing additional processes and controls, as well as controls operating effectiveness testing, we may identify additional control deficiencies, which could give rise to other material weaknesses, in addition to the material weaknesses described above. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address material weaknesses or determine to modify certain of the remediation measures.

Changes in Internal Control over Financial Reporting

Except as described above regarding the remediation steps taken, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1#
Employment Agreement, dated as of September 6, 2017 by and between the Company and Charlie Brown (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2017 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*^

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*^

101.INS	XBRL Instance Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*
101.DEF	XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

#	Denotes management compensatory plan or arrangement.
*	Filed herewith
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

FORTERRA, INC.
(Registrant)

	/s/ Jeff Bradley	November 9, 2017
By:	Jeff Bradley
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Charles R. Brown, II	November 9, 2017
By:	Charles R. Brown, II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)