Form 10-K
period 2017-12-31
Forterra, Inc.
filed 2018-03-07
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[X] Accelerated filer	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	[ ] Smaller reporting company	[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of March 5, 2018, 64,230,888 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding. The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant was approximately $155,223,470, based upon the closing market price of $8.23 per share of common stock on the Nasdaq Global Select Market as of June 30, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III is incorporated by reference to certain sections in the registrant’s definitive proxy statement relating to the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

1

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	the level of construction activity, particularly in the residential construction and non-residential construction markets;

•	government funding of infrastructure and related construction activities;

•	the highly competitive nature of our industry and our ability to effectively compete;

•	energy costs;

•	the availability and price of the raw materials we use in our business;

•	the ability to implement our growth strategy;

•	our dependence on key customers and the absence of long-term agreements with these customers;

•	the level of construction activity in Texas;

•	disruption at one of our manufacturing facilities or in our supply chain;

•	construction project delays and our inventory management;

•	our ability to successfully integrate acquisitions;

•	labor disruptions and other union activity;

•	a tightening of mortgage lending or mortgage financing requirements;

•	our current dispute with HeidelbergCement related to the payment of an earnout;

•	compliance with environmental laws and regulations;

•	impacts and uncertainties regarding the Tax Cuts and Jobs Act of 2017;

•	compliance with health and safety laws and regulations and other laws and regulations to which we are subject;

•	our dependence on key executives and key management personnel;

•	our ability to retain and attract additional skilled and non-skilled technical or sales personnel;

•	credit and non-payment risks of our customers;

ii

•	warranty and related claims;

•	legal and regulatory claims;

•	the seasonality of our business and its susceptibility to adverse weather;

•	our ability to maintain sufficient liquidity and ensure adequate financing or guarantees for large projects;

•	delays or outages in our information technology systems and computer networks;

•	security breaches in our information technology systems and other cybersecurity incidents; and

•	additional factors discussed in our filings with the Securities and Exchange Commission, or the SEC.

The forward-looking statements contained in this Annual Report on Form 10-K are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A, “Risk Factors”. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

iii

PART I
Item 1. Business

On March 13, 2015, through an indirect wholly owned subsidiary, Lone Star Fund IX (U.S.), L.P. (which we refer to, along with its affiliates and associates, but excluding the Company and other companies that it owns as a result of its investment activity, as Lone Star) acquired the building products business of HeidelbergCement AG in the United States and Eastern Canada, or the Acquisition. Unless otherwise specified or where the context otherwise requires, references in this Annual Report on Form 10-K to “our,” “we,” “us,” the “Company” and “our business” (i) for the Predecessor periods prior to the completion of the Acquisition, refer to the building products business of HeidelbergCement AG in the United States and Eastern Canada, (ii) for the Successor periods after completion of the Acquisition, but prior to the internal reorganization transaction discussed in Note 1 to the consolidated financial statements in which LSF9 Concrete Holdings Ltd transferred its building products business in the United States and Eastern Canada to Forterra, Inc., or the Reorganization, the building products business of LSF9 Concrete Holdings Ltd in the United States and Eastern Canada and (iii) for the Successor periods after completion of the Reorganization, the operations of Forterra, Inc., in each case together with its consolidated subsidiaries. We are a holding company incorporated in Delaware in 2016. We are controlled by Lone Star and have a relatively short operating history as a stand-alone company.

General

We are a manufacturer of pipe and precast products by sales volume in the United States and Eastern Canada for a variety of water-related infrastructure applications, including water transmission, distribution and drainage.

Our manufacturing and distribution network allows us to serve most major United States and Eastern Canadian markets. We operate 77 manufacturing facilities and currently have additional manufacturing capacity available in both of our segments, providing room to increase production to meet short-cycle demand with minimal incremental investment. These strategically located facilities, which have a significant replacement cost, and our broad distribution network provide us with a local presence and the necessary proximity to our customers to minimize delivery time and distribution costs.

We manufacture both water drainage pipe and precast structures (used primarily for storm water and drainage applications) and water transmission and distribution pipe (used primarily to transport potable water and as a component of wastewater systems) and believe our complementary product portfolio is well positioned to serve both the storm water and wastewater infrastructure market and the potable water transmission and distribution market. We believe that our exposure to each of the residential, non-residential and infrastructure end markets will allow us to benefit from both secular and cyclical growth across each of these end markets. The residential, non-residential and infrastructure end markets in the United States and Eastern Canada have different growth drivers and operating dynamics, and the cyclical performance of these markets has historically been staggered during different stages of the broader economic cycle.

Our organic growth strategy is focused on leveraging our operations, high level of customer service and product innovation capabilities, as well as our product breadth and scale, to sell our products to existing customers to increase penetration and project wins and to gain market share through new customers. Operationally, we continue to focus on efficiency and productivity improvements to reduce costs and drive margin improvements. We have built a strong operating platform and continuously evaluate acquisition opportunities to complement our organic growth and to further enhance our scale, geographic footprint and product portfolio while simultaneously making strategic divestitures to optimize our portfolio. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 to our consolidated financial statements for a more detailed discussion of our recent acquisitions and divestitures.

Our Segments

Drainage Pipe & Products. We are the largest producer of concrete drainage pipe and precast products by sales volume in the United States and Eastern Canada. We have 58 manufacturing facilities across multiple states and a Canadian province. We believe our product offering creates value for our customers as it eliminates the need to engage multiple suppliers of storm water and wastewater-related products for a single project, permitting them to maximize efficiency and meet more aggressive timetables. We also have the ability to custom-build products to complex specifications and regulations.

Water Pipe & Products. We are the largest producer of ductile iron pipe, or DIP, by sales volume in the United States and we produce concrete pressure pipe in Eastern Canada. Our product breadth and depth and our technical service addresses a range of our customers' water transmission and distribution needs. Our 19 manufacturing facilities are located across the United States and Eastern Canada, with swing capacity available to support increased production levels as appropriate to satisfy increased demand.

Key Segments	Drainage Pipe & Products	Water Pipe & Products
Products
Product Applications	Storm water and wastewater infrastructure	Potable and wastewater transmission and distribution
Primary Market Channels	- Direct to Contractors - Distributors	- Distributors - Direct to Contractors, Municipalities and Utilities Waterworks
# of Manufacturing Facilities	58	19

Our Industry and Core End Markets

We serve a range of infrastructure-related end markets. Based on the source of funding, we classify these construction markets into infrastructure, residential and non-residential.

Infrastructure

Infrastructure represents spending by federal, state, and local governments for the construction of streets, highways and storm and sanitary sewers often supported by multi-year federal and state legislation and programs. In December 2015, the Fixing America’s Surface Transportation Act, or the FAST Act, was enacted by the United States federal government, authorizing $305.0 billion of funding over the following five years to upgrade transportation-related infrastructure. The federal funding provided by the FAST Act allows state departments of transportation to plan for their long-term highway construction and maintenance needs. More than 70% of the law’s budget is dedicated to highway spending.

Residential Construction

Residential construction includes single family homes and multi-family units such as apartments and condominiums. Demand for residential construction is influenced by demographic and population shifts, mortgage interest rates, and the ability of builders to obtain skilled labor. In 2017, total annual housing starts in the United States increased to 1.2 million, an increase of 2.4% above 2016 housing starts.

Non-residential Construction

Non-residential construction includes all privately financed construction other than residential structures. Revenues in this end-market are driven largely by new United States non-residential construction, for which demand is generally driven by job growth, vacancy rates, private infrastructure needs and demographic trends. The supply of non-residential construction projects is also affected by the availability and cost of funding.

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

We also regularly consider ways to innovate internally and expand our drainage pipe and precast product offerings by working to bring other products to market. Some of our recent product offerings include Kenner Chainwall Duct Bank, and a number of storm water innovative technologies for storm water management marketed through our Bio Clean subsidiary. Kenner Chainwall is a precast concrete foundation that provides a structurally sound, on-grade or elevated foundation to support prefabricated shelters or equipment buildings. One use is to elevate electrical equipment in flood zones such as those devastated by Hurricane Katrina. Duct bank is a precast product that consolidates and protects underground electrical and communication cables and can be used in the construction of large buildings as well as installing cabling underneath roads and areas with existing structures. Each of these products is now commercially available.

In addition to our operations, we have a 50% equity interest in Concrete Pipe & Precast LLC, or CP&P, a joint venture with Americast, Inc. entered into in 2012. CP&P operates 13 plants that serve the Mid-Atlantic and Southeastern United States. CP&P manufactures drainage pipe and precast concrete products and sells those products to similar types of customers as the ones to which we market. See Note 6 to our consolidated financial statements for additional information regarding CP&P.

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

DIP is manufactured using a process that consists of introducing molten iron into a rapidly-rotating steel mold and relying on centrifugal force to distribute the molten iron evenly around the inner surface of the mold to produce pipe of uniform size and dimensions. We also strive to innovate in our Water Pipe & Products segment, including by offering metallic zinc coating and TR-XTREME pipe. Metallic zinc coating is active corrosion protection for DIP. TR-XTREME pipe is DIP designed for areas of seismic activity and has joints that provide flexible extension capabilities.

In addition, for larger diameter applications, we manufacture concrete pressure pipe, prestressed concrete pipe and bar-wrapped concrete pipe in Eastern Canada. Our concrete pressure pipe is used for water transmission and distribution, power plant cooling water lines, sewage force mains for wastewater and storm water and other diverse applications involving the movement of large volumes of water. Concrete-lined pressure pipe ranges from ten to 144 inches in diameter. Prestressed concrete pipe consists of a concrete core, a steel cylinder and a high tensile strength wire that is wrapped, under measured tension and at uniform spacing, around the steel cylinder. This wire wrap places the steel cylinder and concrete core in compression, developing the pipe’s ability to withstand specified hydrostatic pressures and external loads. An outside coating of mortar protects the wires. Bar-wrapped concrete cylinder pipe combines the physical strength of steel with the structural and protective properties of high strength cement mortar. In this type of pipe, a round steel bar is helically wound around a welded steel cylinder and all surfaces are encased in cement mortar. This composite pipe reacts as a unit when resisting internal pressure and external loads. The inside of the cylinder is lined with centrifugally cast cement mortar.

Our concrete pressure pipe is highly engineered and is built to order for technically demanding applications requiring various thresholds of working pressure, surge pressure and loads. Our engineers work closely with customers to design components and systems to meet specific regulatory and industrial demands.

Customers and Markets

Drainage Pipe & Products Segment

We typically sell our drainage pipe and precast products to contractors that perform construction work for various levels of government, residential and non-residential building owners, and developers in markets across the United States and Eastern Canada. Additionally, although they are not our direct customers, we view the owners and engineers who are customers of the contractors that purchase our products as our customers as well, because these owners and engineers often specify the types of products that our customers are required to use. We also sell our drainage pipe and precast products to utility companies. Several of our largest manufacturing facilities are located in close proximity to our markets. Our drainage pipe and precast products are typically shipped within a radius of 150 miles, but in some cases up to 350 miles, from our manufacturing facilities.

Water Pipe & Products Segment

Our water transmission pipe products are sold directly to contractors as well as through some of the largest waterworks distributors. Our Water Pipe & Products segment has significant sales through distributors including a key customer, Core & Main, which accounted for 13% of our consolidated net sales in 2017. We also sell to utility contractors that work on new or replacement pipeline projects, primarily in the East, South and Midwest of the United States and in Eastern Canada. Our pressure pipe is used in projects for regional water authorities and districts, cities, counties, municipalities, port authorities, private companies and industrial clients, including power plants. DIP is shipped within a radius of over 1,000 miles and concrete pressure pipe is typically shipped within a radius of 500 miles from our manufacturing facilities.

Competition

Drainage Pipe & Products Segment

Our largest competitors in our Drainage Pipe & Products Segment include Rinker Materials (a division of the QUIKRETE Companies) and Oldcastle, Inc. (a unit of CRH plc). We also compete with many regional and local manufacturers. Additionally, our drainage pipe products compete with high density polyethylene, or HDPE, and polypropylene pipe products where such materials would serve as an appropriate substitute for our product.

Water Pipe & Products Segment

Our two largest competitors in DIP manufacturing are McWane, Inc. and American Cast Iron Pipe Company. Our DIP products also compete with polyvinyl chloride, or PVC, and HDPE pipe. Our national network of fabrication products competes with regional and local providers of those products and services.

Within Canada, our concrete pressure pipe products compete with DECAST (formerly Munro Concrete Products, Ltd.) and several other American and Canadian competitors. Our concrete-lined pressure pipe also competes with pressure pipe made from other materials such as fiberglass, HDPE and PVC.

Sales, Marketing and Distribution

Our products are generally made to order, but certain of our products are made to inventory. We have established target levels of inventory for certain products that we attempt to keep available at our manufacturing facilities to meet customer demand. Inventories are held at manufacturing facilities and, to a lesser extent, at distribution yards.

Our structural precast products, most precast concrete products and concrete pressure pipe are customized products that are made to order. Our order backlog for precast concrete products is typically two to six months, while our order backlog for concrete pressure pipe is approximately 12 months.

We seek to attract and retain customers through exceptional customer service and technical expertise, leading product quality, broad product and service offerings and competitive pricing. Our market strategy for products with non-residential end users is centered on building and maintaining strong customer relationships rather than traditional advertising.

We maintain in-house technical sales, engineering and field service teams which provide customers technical expertise and support to assist them in finding the right product or solution for their specific need. Each of our operating segments has its own sales force. Overall, we employ more than 320 sales and related support professionals. Our sales force and customer service functions are staffed by experienced professionals who have been trained in our product lines, processes and systems, and who maintain touch points with engineers, contractors, builders, and distributors. Additionally, we have a staff of more than 75 engineers that we employ to work in concert with our sales force to help develop effective product solutions for our customers.

We sell our DIP products and our fittings and fabricated products primarily through distributors. Our drainage pipe, concrete pressure pipe, and precast concrete products are sold direct to customers who are installing such products for or are the end users of such products. Drainage pipe, concrete pressure pipe, and certain precast products are sold through a bidding process in which we seek to place the most competitive bid. We undertake marketing efforts through our participation in trade shows and through our website. We outsource many of our product deliveries by using a combination of dedicated carriers and other third-party carriers.

Raw Materials and Inputs

The primary material for our drainage pipe and precast concrete products and our concrete pressure pipe is concrete, which consists of water, cement, sand and aggregates. Another key input for our products is steel, which is used to provide reinforcement within our drainage pipe and precast concrete products. Our DIP is largely made from iron melted from recycled scrap metals. Other key materials for our DIP include foundry coke and certain additives, such as silica.

Most of our raw materials are widely available commodities. We have not experienced any significant shortages of raw materials. To the extent we do not produce any raw materials, when and where possible, we try to purchase raw materials from the source, and because of their low value-to-weight ratios, we generally try to source our raw materials in the vicinity of our facilities. We usually purchase the raw materials we need in the spot market, except where we anticipate a significant need of materials for a specific project. Other than certain contracts for key materials, including cement and steel, we typically do not enter into long-term supply contracts with our suppliers that require us to purchase particular quantities or to pay particular prices. In our project-based businesses, we may pass certain raw material costs to end users through step-up mechanisms included in our price quotes tied to the timing of execution.

As part of the Acquisition, we entered into a Cement Supply Agreement with Lehigh Cement Company, LLC, or Lehigh, a subsidiary of HeidelbergCement AG, or HeidelbergCement, which requires us to purchase our cement requirements from Lehigh for 12 of our existing manufacturing facilities in the United States through March of 2020. The Cement Supply Agreement allows us to obtain competing price quotations from other suppliers and gives Lehigh an opportunity to match those prices or release us from our purchase obligation for the facility or facilities in question for the period of the competing price quotation.

We purchase our steel from a number of different suppliers, but most suppliers are based in the United States in order to comply with “Buy America” government contract requirements placed on our customers. We endeavor to purchase these steel supplies from the entity which is as close as possible to the manufacturer.

For the manufacture of our DIP and fittings, we purchase scrap metal directly from qualified scrap sources near our foundry sites in the United States and Mexico. We utilize certain categories of scrap metal, primarily shredded automobile bodies, plate & structural, and cast iron. We purchase foundry coke from two of the four merchant coke producers in the United States, both located in Birmingham, Alabama. Major alloys and additives are procured from both domestic and foreign sources based on a semiannual bid process.

Strategic Transactions

Subsequent to the Acquisition, the Company completed the following strategic acquisitions:

•
Cretex Acquisition - On October 1, 2015, we acquired all the outstanding shares of Cretex Concrete Products, Inc., or Cretex, for an aggregate consideration of $245.1 million. Cretex was a manufacturer of concrete pipe, box culverts, concrete precast drainage structures, pre-stressed bridge components and ancillary precast products in the Upper Midwestern United States and now operates as part of our Drainage Pipe & Products segment.

•
Sherman-Dixie Acquisition - On January 29, 2016, we acquired all the stock of Sherman-Dixie Concrete Industries, Inc., or Sherman-Dixie, for aggregate consideration of $66.8 million. Sherman-Dixie was a manufacturer of precast concrete structures operating in Kentucky, Tennessee, Alabama and Indiana and now operates as part of our Drainage Pipe & Products segment.

•
U.S. Pipe Acquisition - On April 15, 2016, we acquired all of the stock of USP Holdings Inc., or U.S. Pipe, for aggregate consideration of $778.7 million. U.S. Pipe is a manufacturer of water transmission pipe servicing residential, commercial and infrastructure customers and operates as part of our Water Pipe & Products segment.

•
Bio Clean Acquisition - On August 4, 2016, we acquired all of the stock of Bio Clean Environmental Services, Inc. and Modular Wetland Systems, Inc. for aggregate consideration of $31.9 million. Bio Clean designs and sells storm water management systems that meet the requirements of local regulatory bodies regulating storm water quality and owns technologies relating to drainage and storm water management and now operates as part of our Drainage Pipe & Products segment.

•
J&G Acquisition - On October 14, 2016, we acquired J&G Concrete Operations, LLC, or J&G, for aggregate consideration of $32.4 million. J&G manufactured concrete pipe, box culverts and special fittings in North Texas and now operates as part of our Drainage Pipe & Products segment.

•
Precast Concepts Acquisition - On October 14, 2016, we acquired the business of Precast Concepts, LLC, or Precast Concepts, for aggregate consideration of $99.6 million. Precast Concepts manufactured concrete pipe, box culverts, storm detention systems and other precast concrete and related products in Colorado through its three facilities and now operates as part of our Drainage Pipe & Products segment.

•
Royal Acquisition - On February 3, 2017, we acquired the assets of Royal Enterprises America, Inc., or Royal, for aggregate consideration of $35.5 million in cash. Royal manufactured concrete drainage pipe, precast concrete products, storm water treatment technologies and erosion control products serving the greater Minneapolis market and now operates as part of our Drainage Pipe & Products segment.

See Note 3 to the consolidated financial statements for additional information on these acquisitions.

Subsequent to the Acquisition, the Company completed the following strategic divestitures and dispositions:

•
Sale Leaseback - On April 5, 2016, we sold properties in 47 sites throughout the U.S. and Canada to Pipe Portfolio Owner (Multi) LP, or the U.S. Buyer, and FORT-BEN Holdings (ONQC) Ltd., or the Canadian Buyer, for an aggregate purchase price of approximately $204.3 million.  On April 14, 2016, we sold additional properties in two sites located in the U.S. to the U.S. Buyer for an aggregate purchase price of approximately $11.9 million. In connection with these transactions, we and U.S. Buyer and an affiliate of the Canadian Buyer entered into master land and building lease agreements under which we agreed to lease back each of the properties for an initial term of twenty years, followed by one optional renewal terms of 9 years, 11 months.

•
Bricks Disposition - On August 23, 2016, an affiliate of Lone Star entered into an agreement with an unaffiliated third party to contribute LSF9's bricks business to a newly formed joint venture with the unaffiliated third party, or the Bricks Joint Venture. In exchange for the contribution of the bricks business, an affiliate of Lone Star received a 50% interest in the Bricks Joint Venture. On October 17, 2016, LSF9 distributed its bricks business to an affiliate of Lone Star, or the Bricks Disposition. Following the Bricks Disposition, LSF9 had no relation to or business affiliation with its former bricks business or the Bricks Joint Venture other than contractual arrangements regarding certain limited transition services, the temporary use of the “Forterra” name, and a short-term loan which has subsequently been repaid in full.

•
U.S. Pressure Pipe Divestiture - On July 31, 2017, we completed the sale of our U.S. concrete and steel pressure pipe business, a component of our Water Pipe and Products segment, to Thompson Pipe Group, or TPG, in exchange for approximately $23.2 million in cash, subject to standard working capital adjustments, exclusive of fees and expenses, as well as certain assets relating to a drainage pipe and products manufacturing facility in Conroe, Texas.

•
Foley Exchange Agreement - On January 31, 2018, we completed the sale to Foley Products Company of several of our pipe & precast plants in the southeast region, including Tennessee, Alabama and Georgia, which were part of the Drainage Pipe & Products segment, in exchange for $10.0 million in cash, a drainage facility located in Prentiss, Mississippi and land in Sherman, Texas.

See Notes 14, 21 and 23 of the consolidated financial statements for additional information on these divestitures and dispositions, as applicable.

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

Employees

As of December 31, 2017, we had 4,729 employees, 1,099 of which were salaried and 3,630 of which were hourly. Of the total number of employees, 4,105 were located in the United States, 368 were located in Canada and 256 were located in Mexico. The number of hourly workers we employ varies to match our labor needs during periods of fluctuating demand and varies seasonally in certain regions. We also employ temporary workers as needed to meet production goals.

As of December 31, 2017, approximately 33% of our workforce is covered by collective bargaining agreements, and approximately 27% of these employees are included in collective bargaining agreements that expire within one year of December 31, 2017. We have not had any recent union-organized work stoppages in the United States, Canada or Mexico. We believe that we have good relationships with our employees and with the unions representing our employees.

Intellectual Property

We own various United States and foreign patents, registered trademarks, trade names and trade secrets and applications for, or licenses in respect of, the same, that relate to our various business lines including, as a result of our acquisition of Bio Clean, a number of innovative technologies relating to storm water management. While the name Forterra is relatively new in our industry, we believe our customers have reacted favorably to the new name and rebranding effort that followed the Acquisition. The U.S. Pipe name has been a recognized manufacturer of ductile iron pipe for more than 115 years. We also license intellectual property for use in certain of our products from unaffiliated third parties. We believe that our patents, trademarks, trade names and trade secrets are adequately protected and that any expiration or other loss of one or more of our patents or other intellectual property rights would not have a material adverse effect upon our business, financial condition or results of operations.

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

Environmental pre-construction and operating permits are, or may be, required for certain of the Company’s operations, and such permits are subject to modification, renewal, and revocation. It is likely that we will be subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws. It is also likely that we will be required to make additional expenditures, which could be significant, relating to environmental matters such as pollution controls, on an ongoing basis. As our operations involve, and have involved, the handling, transport and distribution of materials that are, or could be classified as, toxic or hazardous or otherwise as pollutants, there is some risk of contamination and environmental damage inherent in our operations and the materials and products we handle and transport. Consequently, we are subject to environmental laws that impose liability for historical releases of hazardous substances. We are also subject to a variety of health and safety laws and regulations dealing with occupational health and safety. Manufacturing sites can be inherently dangerous workplaces. Our sites often put our employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, and manufacturing processes, and highly regulated materials and there is inherent risk of related liabilities in our operations. See Item 1A. Risk Factors.

We regularly monitor and review our operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that we anticipate will be adopted that could affect our operations. The Occupational Safety and Health Administration, or OSHA, published a final rule in March 2016 decreasing the levels of crystalline silica dust exposure to which workers can be exposed. This rule must be implemented by June 2018 and requires some of our manufacturing facilities to install new controls to reduce the levels of crystalline silica dust. The incurred and additional expected cost of compliance to the Company has not been and is not expected to be material. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has been associated with lung diseases, including silicosis, and several scientific organizations and some states, such as California, have reported that crystalline silica can cause lung cancer. OSHA has established occupational thresholds for crystalline silica exposure as respirable dust. We monitor occupational exposures at our facilities and implement dust control procedures and/or make available appropriate respiratory protective equipment to maintain the occupational exposures at or below the appropriate levels.

Despite our compliance efforts, risk of environmental, health and safety liability is inherent in the operation of our businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental, health and safety liabilities will not have a material adverse effect on us in the future.

Our consolidated financial statements include estimated liabilities for future costs arising from environmental issues relating to our properties and operations. As of December 31, 2017, the Company had accrued environmental liabilities of approximately $1.6 million. We believe these accruals are adequate to cover our costs for remedial measures that may eventually be required by environmental authorities with respect to known environmental matters. Our liabilities represent our best estimate of our probable future obligations for the investigation and remediation of known contaminated sites. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. The estimate of our environmental costs is based on currently available facts, present laws and regulations, and current technology and takes into consideration our prior experience in site investigation and remediation, the data available for each site and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final resolution of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. Further, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion.

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

Financial Information

Financial information by business segment and geographic area for the years ended December 31, 2017 and 2016 and the periods from March 14, 2015 to December 31, 2015 and January 1, 2015 to March 13, 2015 is provided in Note 20 to our consolidated financial statements.

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

Our results of operations can vary materially in response to market conditions and changes in the demand for our products. Historically, demand for our products has been closely tied to residential construction, non-residential construction, and infrastructure activity in the United States and Eastern Canada. Our success and future growth prospects depend, to a significant extent, on conditions in these two end markets and the degree to which these markets are strong in the future.

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

The markets in the construction industry in which we operate are also subject to other more specific factors. Residential construction activity levels are influenced by and sensitive to a number of factors, including mortgage availability, the cost of financing a home (in particular, mortgage terms and interest rates), unemployment levels, household formation rates, gross domestic product, residential vacancy and foreclosure rates, demand for second homes, existing housing prices, rental prices, housing inventory levels, building mix between single- and multi-family homes, consumer confidence, seasonal weather factors, the available labor pool and government regulation, policy and incentives. Non-residential construction activity is primarily driven by levels of business investment, availability of credit and interest rates, as well as many of the factors that impact residential construction activity levels.

We cannot control the foregoing factors and, although construction activity and related spending levels have increased in recent years, there is still uncertainty regarding whether the recovery will be sustained, and there can be no assurances that there will not be any future downturns. There can be no assurances regarding whether more recent growth in our markets can be sustained or if demand will ever return to pre-2008 levels or historical averages. If construction activity in our markets, and more generally, does not continue to recover, or if there are future downturns, whether locally, regionally or nationally, our business, financial condition and results of operations could be materially and adversely affected.

Our business is based in significant part on government-funded infrastructure projects and building activities, and any reductions or re-allocation of spending or related subsidies in these areas could have a material adverse effect on us.

Our business depends heavily on government spending for infrastructure and other similar building activities. As a result, demand for many of our products is heavily influenced by U.S. federal government fiscal policies and tax incentives and other subsidies, including those incorporated into the economic stimulus plans implemented in connection with the financial crisis and the FAST Act. Projects in which we participate are funded directly by governments and privately-funded, but are otherwise tied to or impacted by government policies and spending measures. Government infrastructure spending and governmental policies with respect thereto depend primarily on the availability of public funds, which is influenced by many factors, including governmental budgets, public debt levels, interest rates, existing and anticipated and actual federal, state, provincial and local tax revenues, government leadership and the general political climate, as well as other general macroeconomic and political factors. In addition, U.S. federal government funds may only be available based on states’ willingness to provide matching funding. Government spending is often approved only on a short-term basis and some of the projects in which our products are used require longer-term funding commitments. If government funding is not approved, or funding is lowered as a result of poor economic conditions, lower than expected revenues, competing spending priorities or other factors, it could limit infrastructure projects available, increase competition for projects, result in excess inventory and decrease sales, any of which could adversely affect the profitability of our business.

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

The markets in which we sell our products are highly competitive. We face significant competition from, depending on the segment or product, domestic and imported products produced by local, regional, national and international building product manufacturers, as well as privately owned single-site enterprises. Due in part to the costs associated with transporting our products to our customers, many of our sub-markets are relatively fragmented and include a number of regional competitors. Our primary competitors include Rinker Materials (a division of QUIKCRETE) and Oldcastle, Inc. (a division of CRH plc) in our Drainage Pipe & Products segment and McWane, Inc. and American Cast Iron Pipe Company in our Water Pipe & Products segment, particularly with respect to DIP.

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

We also face competition from substitute building products. For example, storm water pipe can be manufactured from concrete, steel, high-density polyethylene (HDPE), polypropylene (PP) or polyvinyl chloride (PVC) and potable water transmission infrastructure can be manufactured using HDPE or PVC. The market share of HDPE and PP pipe, which compete with gravity pipe and concrete pressure pipe for certain applications, and HDPE and PVC pipe, which compete with DIP for certain applications, have increased in recent years. Governments in the past have, and may continue in the future, to provide incentives that support or encourage, or in certain instances pass regulations that require, the consideration of use of substitute products with which we compete. Some of the substitute products with which we compete may also offer longer warranties than our typical product warranty, and we may face competitive pressures to offer longer warranties on our products, which could increase our risk in future years. Additionally, new construction techniques and materials will likely be developed in the future. Increases in customer or market preferences for any of these products could lead to a reduction in demand for our products, limit our ability to raise prices or otherwise adversely impact our competitive position.

Any failure by us to compete on price or service, to develop successful products and strategies or to generally maintain and improve our competitive position could have a material adverse effect on our business, financial condition and results of operations.

Decreased availability of or increases in the cost of raw materials could have a material adverse effect on us.

Our ability to offer our products to our customers is dependent upon our ability to obtain adequate supplies of raw materials at reasonable costs, such as cement, aggregate, steel and scrap iron. Raw material prices and availability, including the forms in which they are purchased, such as steel and scrap metal, have been volatile in recent years. Many suppliers may decrease capacity during financial downturns. This decreased capacity, along with strong global demand for certain raw materials, has at times caused and may continue to cause tighter supply and significant price increases. Factors such as adverse weather conditions and other natural disasters, as well as political and other social instability, have and will continue to disrupt raw material supplies and impact prices. Changes in U.S. trade policy, including the imposition of any tariffs by the U.S. or foreign governments, may negatively impact the availability and price of raw materials used in our production. Suppliers are also subject to their own viability concerns from economic, market and other pressures.

Although we have agreements with our raw material suppliers, these agreements are generally terminable by either party on limited notice or contain prices that are based upon the volume of our total purchases. For example, we have an existing supply agreement with HeidelbergCement to purchase cement for certain of our facilities as discussed in greater detail in Item 1, “Business.” Though the term of the supply agreement extends to March 2020, HeidelbergCement may, for any reason and upon 180 days’ notice, reduce the amount of cement it supplies thereunder or terminate the supply agreement altogether.

To the extent agreements with any of our raw material suppliers are terminated or we need to purchase additional raw materials in the open market, there can be no assurance that we could timely find alternative sources in reasonable quantities or at reasonable prices. In addition, sudden or unanticipated changes in sources for certain raw materials, such as cement, may require us to engage in testing of our products for quality assurance, which may cause delays in our ability to meet production schedule for our customers and timely deliver our products. The inability to obtain any raw materials or unanticipated changes with respect to our suppliers could negatively impact our ability to manufacture or deliver our products and to meet customer demands.

We are susceptible to raw material price fluctuations. Prices of the raw materials we use have at times fluctuated in recent years and may be susceptible to significant price fluctuations in the future. We have hedged our positions with respect to certain raw materials in the past and may do so in the future, but we currently have no hedging in place and are therefore more susceptible to any short-term price fluctuations. We generally attempt to pass increased costs, including higher raw material prices, on to our customers, but the timing between acceptance of a customer order and the purchase of raw materials needed to fulfill such order, pricing pressure from our competitors, the market power of our customers or other pricing factors may limit our ability to pass on such price increases. If we cannot fully-offset increases in the cost of raw materials through other cost reductions, or recover these costs through price increases or otherwise, we could experience lower margins and profitability, which could have a material adverse effect on our business, financial condition and results of operations.

Any inability to successfully implement our growth strategy could have a material adverse effect on us.

Our business plan provides for continued growth through acquisitions and joint ventures. We have grown in large part as a result of our recent acquisitions, and we anticipate continuing to grow in this manner. Although we expect to regularly consider additional strategic transactions in the future, there can be no assurances that we will identify suitable acquisition, joint venture or other investment opportunities or, if we do, that any transaction can be consummated on acceptable terms. Antitrust or other competition laws may also limit our ability to acquire, or work collaboratively with, certain businesses or to fully realize the benefits of a prospective acquisition or joint venture. Furthermore, changes in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our debt may limit our ability to obtain the necessary capital or otherwise impede our ability to complete a transaction. Regularly considering strategic transactions can also divert management’s attention and lead to significant due diligence and other expenses regardless of whether we pursue or consummate any transaction. Failure to identify suitable transaction partners and to consummate transactions on acceptable terms, as well as the commitment of time and resources in connection with such transactions, could have a material adverse effect on our business, financial condition and results of operations.

The consummation of an acquisition also exposes us to significant risks and additional costs. We may not accurately assess the value, strengths, weaknesses or potential profitability of an acquisition target. Furthermore, we may not be able to fully or successfully integrate an acquired business or realize the expected benefits and synergies following an acquisition. Business and operational overlaps may lead to hidden costs. These costs can include unforeseen pre-acquisition liabilities or the impairment of customer relationships or certain acquired assets such as inventory and goodwill. We may also incur costs and inefficiencies to the extent an acquisition expands the industries, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. Significant acquisitions may also require that we incur additional debt to finance the transaction, which could be substantial and limit our flexibility in using our cash flow from operations for other purposes. Acquisitions can also involve post-transaction disputes with the counterparty regarding a number of matters, including a purchase price or other working capital adjustment or liabilities for which we believe we were indemnified under the relevant transaction agreements, such as environmental liabilities or pension obligations retained by the seller, including certain environmental obligations in connection with our U.S. Pipe Acquisition and certain pension obligations we assumed pursuant to the Acquisition and our acquisition of Cretex. For example, as discussed in greater detail in Item 3, “Legal Proceedings,” we are currently engaged in a dispute with HeidelbergCement regarding the earnout provision in the purchase agreement entered into in connection with the Acquisition. We are also engaged in other indemnification and other post-closing disputes with certain of our transaction counterparties. Our inability to realize the anticipated benefits of an acquisition as well as other transaction-related issues could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is dependent on certain key customers. In 2017, Core & Main, our largest customer, accounted for 13% of our net sales. As is customary in our industry, we do not enter into long-term contracts with many of our customers. As a result, our customers could stop purchasing our products, reduce their purchase levels or request reduced pricing structures at any time. We may therefore need to adapt our manufacturing, pricing and marketing strategies in response to a customer who may seek concessions in return for its continued or increased business. In addition, following the financial crisis, there was significant consolidation in the U.S. homebuilding industry, with many smaller builders going out of business or being acquired by larger builders, significantly increasing the market share and bargaining power of a limited number of builders. Any further consolidation in the U.S. homebuilding industry or among any of our other customers could give them significant additional leverage to negotiate more favorable terms and place greater demands on us. A loss of one or more customers or a meaningful reduction in their purchases from us or further consolidation within our end markets could have a material adverse effect on our business, financial condition and results of operations.

Changes in construction activity levels in Texas could have a material adverse effect on us.

We currently conduct a significant portion of our business in Texas, which we estimate represented more than 19% of our 2017 net sales. Residential and non-residential construction activity, as well as government-funded infrastructure spending in each of these areas has declined from time to time, particularly as a result of slow economic growth, whether in the energy industry or otherwise. Local economic conditions depend on a variety of factors, including national economic conditions, local and state budgets, infrastructure spending and the impact of federal cutbacks. In addition, Texas is susceptible to severe weather and flooding, which can interrupt, delay or otherwise impact the timing of projects. Any decrease in construction activity in Texas could have a material adverse effect on our business, financial condition and results of operations.

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

We own and operate manufacturing facilities of various ages and levels of automated control and rely on a number of third parties as part of our supply chain, including for the efficient distribution of products to our customers. Any disruption at one of our manufacturing facilities or within our supply chain could prevent us from meeting demand or require us to incur unplanned capital expenditures. Older facilities are generally less energy efficient and are at an increased risk of breakdown or equipment failure, resulting in unplanned downtime. Any unplanned downtime at our facilities may cause delays in meeting customer timelines, result in liquidated damages claims or cause us to lose or harm customer relationships. Additionally, we require specialized equipment to manufacture certain of our products, and if any of our manufacturing equipment fails, the time required to repair or replace this equipment could be lengthy, which could result in extended downtime at the affected facility. Any unplanned repair or replacement work can also be very expensive. Moreover, manufacturing facilities can unexpectedly stop operating because of events unrelated to us or beyond our control, including fires and other industrial accidents, floods and other severe weather events, natural disasters, environmental incidents or other catastrophes, utility and transportation infrastructure disruptions, shortages of raw materials, and acts of war or terrorism. Work stoppages, whether union-organized or not, can also disrupt operations at manufacturing facilities. Furthermore, while we are generally responsible for delivering products to the customer and we deliver a small percentage of our products directly to the customer using our own fleet, we outsource this function to third parties for purposes of delivering the vast majority of our products. Any shortages in trucking capacity or the lack of available drivers to deliver our products, any increase in the cost thereof or any other disruption to the highway systems could limit our ability to deliver our products in a timely manner or at all. Any material disruption at one or more of our facilities or those of our customers or suppliers or otherwise within our supply chain, whether as a result of downtime, facility damage, an inability to deliver our products or otherwise, could prevent us from meeting demand, require us to incur unplanned capital expenditures or cause other material disruption to our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Any inability to successfully integrate acquisitions could have a material adverse effect on us.

In the past several years we have made a number of acquisitions, including U.S. Pipe, which itself completed three acquisitions shortly before being acquired by us. The integration of acquired businesses can take a significant amount of time and also exposes us to significant risks and additional costs. Integrating these and other acquisitions may strain our resources. Further, we may have difficulty integrating the operations, systems, controls, procedures or products of acquired businesses and may not be able to do so in a timely, efficient and cost-effective manner. These difficulties could include:

•	diversion of the attention of our management and that of the acquired business;

•	combining management teams, strategies and philosophies;

•	merging or linking different accounting and financial reporting systems and systems of internal controls;

•	assimilation of personnel, human resources and other administrative departments and potentially contrasting corporate cultures;

•	merging computer, technology and other information networks and systems;

•	disruption of our relationship with, or loss of, key customers, suppliers or personnel;

•	interference with, or loss of momentum in, our ongoing business or that of the acquired companies; and

•	delays or cost overruns in the integration process.

We have not fully integrated all of our acquisitions and may encounter one or more of the issues discussed above, or others of which we are not yet aware. In particular, we have not yet fully integrated the accounting and financial reporting systems of these businesses and are evaluating the extent to which we will do so in the future. Any of these acquisition or other integration-related issues could divert management’s attention and resources from our day-to-day operations, cause significant disruption to our business and lead to substantial additional costs. Our inability to realize the anticipated benefits of an acquisition or to successfully integrate acquired companies as well as other transaction-related issues could have a material adverse effect on our business, financial condition and results of operations.

Labor disruptions and other union activity could have a material adverse effect us.

As of December 31, 2017, approximately 33% of our workforce was covered by collective bargaining agreements, and approximately 27% of these employees were included in a collective bargaining agreements that are due to expire within one year. If negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the union could take actions such as strikes, work slowdowns or work stoppages. Such actions at any one of our facilities could lead to a plant shut down or a substantial modification to employment terms, thereby causing us to lose net sales or to incur increased costs. We have not had any recent union-organized work stoppages in the United States, Canada or Mexico; however, we have experienced one union organizing effort directed at our non-union employees in the past ten years. There can be no assurances there will not be additional union organizing efforts, strikes, work slowdowns or work stoppages in the future. Any such disruption, or other issue related to union activity, could have a material adverse effect on our business, financial condition and results of operations.

A tightening of mortgage lending or mortgage financing requirements or other reductions in the availability of consumer credit or increases in its cost could have a material adverse effect on us.

We depend heavily on net sales generated from residential construction activity. Most home sales in the United States and Eastern Canada are financed through mortgage loans, and a significant percentage of renovation and other home repair activity is financed either through mortgage loans or other available credit. The financial crisis affected the financial position of many consumers and caused financial institutions to tighten their lending criteria, each of which contributed to a significant reduction in the availability of consumer credit. The mortgage lending and mortgage finance industries experienced significant instability because of, among other factors, a decline in property values and an increase in delinquencies, defaults and foreclosures. These developments resulted in a significant reduction in total new housing starts in the United States and consequently, a reduction in demand for our products in the residential sector. Similarly, the rate of interest payable on any mortgage or other form of credit will have an impact on the cost of borrowing. While base rates have remained low in recent years, they have recently begun to rise and may continue to rise in the future. Any increase in interest rates will increase the cost of borrowing and may make the purchase of a home less attractive and could reduce the number of new housing starts in the U.S. and Eastern Canada. Any future tightening of mortgage lending or other reductions in the availability of consumer credit or increases in its cost could have a material adverse effect on our business, financial condition and results of operations.

We are in a dispute with HeidelbergCement related to the payment of an earnout in connection with the Acquisition and any significant earnout payment we are required to make could have a material adverse effect on us.

We are currently engaged in a dispute with HeidelbergCement regarding the earnout provision in the purchase agreement entered into in connection with the Acquisition. As discussed in greater detail in Item 3, “Legal Proceedings,” HeidelbergCement has asserted (and has filed a lawsuit against us asserting) that a payment should be made in the amount of $100.0 million. If it is determined that we are required to make a significant payment to HeidelbergCement, we may not have sufficient cash to make such payment and may be required to incur additional indebtedness. We cannot be certain that we will be able to borrow any funds for this purpose under the terms of our existing indebtedness or on other terms acceptable to us, if at all. If incurred, additional indebtedness will subject us to additional interest expense, negatively impact our cash flow, increase the risk of a downgrade in our credit rating and could limit our ability to incur other indebtedness or make further acquisitions.

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

If we fail to comply with any existing or future environmental laws, regulations or permits, we could incur fines, penalties or other sanctions and suffer reputational harm. In addition, we could be held responsible for costs and damages arising from claims or liabilities under environmental laws and regulations, including with respect to any exposure to hazardous materials or contamination at our facilities or at third-party waste disposal sites. We could also be subject to third-party claims from individuals if any releases from our property were to cause contamination of the air, soil or groundwater of areas near our facilities. These laws and regulations may also require us to investigate and, in certain instances, remediate contamination. Some of our sites have a history of industrial use, and while we apply strict environmental operating standards and undertake extensive environmental due diligence in relation to our facilities and acquisitions, some soil and groundwater contamination has occurred in the past at a limited number of sites. We could be held liable for the costs to address contamination of any real property we have ever owned, leased, operated or used, including as a disposal site. We could also be subject to third-party claims for property damage, personal injury or nuisance or otherwise as a result of violations of or liabilities under environmental laws in connection with releases of hazardous or other materials.

As of December 31, 2017, we had accrued approximately $1.6 million for environmental liabilities. Additionally, we cannot completely eliminate the risk of future contamination. Any costs or other damage related to existing or future environmental laws, regulations or permits or any violations thereof could expose us to significant financial losses as well as civil and criminal liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to health and safety laws and regulations, and the costs to comply with, or any failure to comply with, any current or future laws or regulations could have a material adverse effect on us.

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

Our key management personnel, including our Chief Executive Officer and Chief Financial Officer, are important to our success because they are instrumental in setting our strategic direction, operating our business and identifying expansion opportunities. Additionally, as our business grows, we may need to attract and hire additional management personnel. We have employment agreements with some members of senior management; however, we cannot prevent our executives from terminating their employment with us, and any replacements we hire may not be as effective. Further, we have undergone some changes at the senior management level and any such transition involves inherent risk and any failure to ensure a smooth transition to new personnel could hinder our strategic planning, execution and future performance. While we strive to mitigate the negative impact associated with changes our senior management team, there may be uncertainty among investors, employees, customers and others concerning our future direction and performance. Our ability to retain our key management personnel or to attract additional management personnel or suitable replacements should any members of our management team leave is dependent on a number of factors, including the competitive nature of the employment market. Any failure to retain key management personnel or to attract additional or suitable replacement personnel could have a material adverse effect on our business, financial condition and results of operations.

Any failure to retain and attract additional skilled technical or sales personnel could have a material adverse effect on us.

Our success depends in part on our ability to retain and attract additional skilled employees, particularly engineering and technical personnel. Without a sufficient number of skilled employees, our operations and manufacturing quality could suffer. The reduction in demand for products in our industry that occurred during the financial crisis led to a number of skilled workers leaving our industry permanently, reducing an already limited pool of available and qualified personnel. Furthermore, as unemployment has been reduced in recent years, the labor market has tightened in recent years, it Our experienced sales team has also developed a number of meaningful customer relationships that would be difficult to replace. Therefore, competition for qualified technical personnel and operators as well as sales personnel with established customer relationships is intense, both in retaining our existing employees and when replacing or finding additional suitable employees. There can be no assurances the labor pool from which we hire our this personnel will increase or remain stable and any failure to retain our existing technical and sales personnel and other employees or attract additional skilled personnel could have a material adverse effect our business, financial condition and results of operations.

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

We are subject to claims, litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future, some of which could be material. For example, we have been, and may in the future be, subject to claims for product liability, construction defects, project delay, personal injury, property and other damages as well as allegations regarding compliance with mandated product specifications. Claims and proceedings, whether or not they have merit and regardless of the outcome, are typically expensive and can divert the attention of management and other personnel for significant periods of time. Additionally, claims and proceedings can impact customer confidence and the general public’s perception of our company and products, even if the underlying assertions are proven to be false.

We are also currently a defendant, together with several of our current and former officers and directors, in three putative class action lawsuits, each filed by a plaintiff seeking damages against the Company for allegations of violations of United States laws regulating securities, as discussed in greater detail in Item 3, "Legal Proceedings," and Note 15 to the consolidated financial statements. Lawsuits involving us or our current or former officers and directors could result in significant expense and divert attention and resources of our management and other key employees. In addition to any damages we may be required to pay, we are generally obligated indemnify our current and former directors and officers in connection with lawsuits and related settlement amounts. Such amounts could exceed the coverage provided under our insurance policies.

While we have established reserves we believe to be reasonable under the facts known, the outcomes of litigation and similar disputes are often difficult to reliably predict and may result in decisions or settlements that are contrary to, or in excess of, our expectations, and losses may exceed our reserves. In addition, various factors and developments could lead us to make changes in our current estimates of liabilities and related insurance receivables or make new or modified estimates as a result of a judicial ruling or judgment, settlement, regulatory development or change in applicable law. Any claims or proceedings, particularly those in which we are unsuccessful or for which we did not establish adequate reserves, could harm our reputation and could have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

As of December 31, 2017, our backlog totaled approximately $430 million. In accordance with industry practice, many of our contracts are subject to cancellation, reduction, termination or suspension at the discretion of the customer in respect of work that has not yet been performed. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog, but instead would collect revenues in respect of all work performed at the time of cancellation as well as all other costs and expenses incurred by us through such date. Projects can remain in backlog for extended periods of time because of the nature of the project, delays in execution of the project and the timing of the particular services required by the project. Additionally, the risk of contracts in backlog being canceled, terminated or suspended generally increases at times, including as a result of periods of widespread macroeconomic and industry slowdown, weather, seasonality and many of the other factors impacting our business. Many of the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog are based on estimates. Therefore, the timing of performance on our individual contracts can affect greatly our margins and hence, future profitability. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in any estimated profits.

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

Our business and financial performance could be adversely impacted based on disruptions, delays, outages of our information technology systems and computer networks.

Our manufacturing facilities as well as our sales and service activities depend on the efficient and uninterrupted operation of complex and sophisticated information technology systems and computer networks, which are subject to failure and disruption. These and other problems may be caused by system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins or other similar events. Additionally, because we have grown through various acquisitions, we have integrated and are integrating a number of disparate information technology systems across our organization, certain of which may be outdated and due for replacement, further increasing the likelihood of problems. We may in the future replace and integrate systems or implement new technology systems, but these updates may not be successful, they may create new issues we currently do not face or they may significantly exceed our cost estimates.

We outsource certain portions of the operations of our information technology systems to a third party. Any failure of us or of our third party provider to effectively operate such systems could cause a disruption in our information technology systems. Any disruption in our information technology systems could interrupt or damage our operations and our ability to meet customer needs as well as our ability to maintain effective controls. These events could damage our reputation and cause us to incur unanticipated liabilities, including financial losses from remedial actions, business interruptions, loss of business and other unanticipated costs which may not be covered by insurance. Despite the defensive measures we have taken to protect of our data and information technology, our systems could be vulnerable to disruption and any such disruption and the resulting fallout could have a material adverse effect on our business, financial condition and results of operations.

Cybersecurity attacks may threaten our confidential information, disrupt operations and result in harm to our reputation and adversely impact our business and financial performance.

Cybersecurity attacks across industries, including ours, are increasing in sophistication and frequency and may range from uncoordinated individual attempts to measures targeted specifically at us. These attacks include but are not limited to, malicious software or viruses, attempts to gain unauthorized access to, or otherwise disrupt, our information systems, attempts to gain unauthorized access to proprietary information, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Cybersecurity failures may be caused by employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, and their products. We have been subject to cybersecurity attacks in the past, including breaches of our information technology systems, and may experience them in the future, potentially with more frequency or sophistication. Based on information known to date, past attacks have not had a material impact on our financial condition or results of operations. However, failures of our information technology systems as a result of cybersecurity attacks or other disruptions could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Cybersecurity attacks or other disruptions impacting significant customers and/or suppliers could also lead to a disruption of our operations or commercial activities. Despite our attempts to implement safeguard its systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyber attacks or security breaches that manipulate or improperly use its systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt its operations. The occurrence of such events could have a material adverse effect on our business financial condition and results of operations.

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

The annual assessment for fiscal year 2017 resulted in the identification of two material weaknesses that existed as of December 31, 2017, one regarding inventory and the other regarding the revenue recognition process.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We cannot assure you that we will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls or any difficulties we encounter in their implementation could result in additional material weaknesses or could result in material misstatements in our financial statements.

We are in the process of remediating the identified material weaknesses in our internal controls, but we are unable at this time to estimate when the remediation effort will be completed. During the course of implementing additional processes and controls or testing the operating effectiveness of those controls, we may identify additional control deficiencies, which could give rise to other material weaknesses, in addition to the material weaknesses described above.  As we continue to evaluate and improve our internal controls over financial reporting, we may need to take additional measures to address material weaknesses or to modify certain of the remediation measures. It may be difficult or costly to remediate the material weaknesses, and we may be required to add new personnel with tailored skill sets. If we fail to remediate our material weaknesses, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. The existence of a material weakness could result in errors in our financial statements which could require a restatement of financial statements, cause us to fail to timely meet our reporting obligations, lead to a loss of investor confidence, have a negative impact on the trading price of our common stock, or cause us to incur substantial incremental costs.

Sharing our brand name and logo could have a material adverse effect on us.

We share the “Forterra” brand with the operator of HeidelbergCement's former building products business in the United Kingdom, or Forterra UK, a public company listed on the London FTSE, and, through August 2018, with the Bricks Joint Venture. See Item 7. Management's Discussion And Analysis of Financial Condition And Results Of Operations for more information regarding the Bricks Joint Venture. Forterra UK is not affiliated with us and, to our knowledge, is no longer affiliated with Lone Star and operates solely in the United Kingdom. The Bricks Joint Venture is 50% owned by Lone Star. We have no control over Forterra UK’s use of the “Forterra” name and logo in Europe. Any actions or negative publicity related to either of Forterra UK or the Bricks Joint Venture and their products could have a material adverse effect on our business, financial condition and results of operations.

Any inability to protect our intellectual property or claims that we infringe on the intellectual property rights of others could have a material adverse effect on us.

We rely on a combination of patents, trademarks, trade names, confidentiality and nondisclosure clauses and agreements, and other unregistered rights to define and protect our rights to our brand and the intellectual property used in certain of our products, including the innovative technologies relating to storm water management acquired in the Bio Clean Acquisition. We also rely on product, industry, manufacturing and market “know-how” that cannot be registered and may not be subject to any confidentiality or nondisclosure clauses or agreements. Furthermore, while we have submitted the appropriate applications, and we continue to apply for new patents for certain innovations, including new Bio Clean technologies, and our rights to the intellectual property could be challenged by a third party. We cannot guarantee that any of our registered or unregistered intellectual property rights or our know-how, or claims thereto, will now or in the future successfully protect what we consider to be the intellectual property underlying our products and business, or that our rights will not be successfully opposed or otherwise challenged. We also cannot guarantee that each application filed will be approved. To the extent that our innovations, products and name are not protected by patents or other intellectual property rights, third parties, including competitors, may be able to commercialize our innovations or products or use our know-how. Additionally, we have faced in the past and may in the future face claims that we are infringing the intellectual property rights of others, including with respect to both existing and new technologies we use. If any of our products are found to infringe the patents or other intellectual property rights of others, our manufacture and sale of such products could be significantly restricted or prohibited and we may be required to pay substantial damages or on-going licensing fees. Any inability to protect our intellectual property rights or any misappropriation of the intellectual property of others could have a material adverse effect on our business, financial condition and results of operations.

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

For the year ended December 31, 2017, Core & Main accounted for 13% of our consolidated net sales. Because we do not have binding long-term purchasing agreements with Core & Main, there can be no assurance that it will continue to purchase products from us at current levels or at all.  If Core & Main reduces, delays or cancels a substantial number of orders or ceases being a customer for any reason, could have a material adverse effect on our business, financial condition and results of operations.

The impact of comprehensive tax reform in the United States is uncertain and such reform could adversely affect us.

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly known as the Tax Cuts and Jobs Act, or TCJA. Effective January 2018, the TCJA, among other things, reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deductibility of interest expenses, limits the deduction for net operating losses and eliminates net operating loss carrybacks, modifies or eliminates many business deductions and credits, and establishes a territorial-style system for taxing foreign source income of domestic multinational corporations. Financial statement impacts include adjustments for, among other things, the remeasurement of deferred tax assets and liabilities. See Note 19 to the consolidated financial statements of this Annual Report on Form 10-K.

Our current estimated impact of the TCJA is based on our management's current knowledge and assumptions, and recognized impacts could be materially different from current estimates based on our actual results and further analysis of the TCJA. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate, and the estimated impact was recognized as a reduction in our tax expense in the year ended December 31, 2017, the year of enactment. Notwithstanding the reduction in the corporate income tax rate, we continue to examine the impact the TCJA may have on our business, and the effect of the TCJA on us and our affiliates, whether adverse or favorable, is uncertain, and may not become evident for some period of time. In addition, there is the possibility that the TCJA could negatively impact our operating results and financial condition.

Insufficient insurance coverage could have a material adverse effect on us.

We maintain property, business interruption, counterparty and liability insurance coverage that we believe is consistent with industry practice. However, our insurance program does not cover, or may not adequately cover, every potential risk associated with our business and the consequences thereof. In addition, market conditions or any significant claim or a number of claims made by or against us could cause our premiums and deductibles to increase substantially and, in some instances, our coverage may be reduced or become entirely unavailable. In the future, we may not be able to obtain meaningful coverage at reasonable rates for a variety of risks, including certain types of environmental hazards and ongoing regulatory compliance. In addition, we self-insure a portion of our exposure to certain matters, including employee health care claims of up to $500,000 per covered individual per year and wage-payment obligations for short-term disability. If our insurance coverage is insufficient, if we are not able to obtain sufficient coverage in the future, or if we are exposed to significant losses as a result of the risks for which we self-insure, any resulting costs or liabilities could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to our Indebtedness

The terms of our debt could have a material adverse effect on us.

We have substantial debt and may incur additional debt. As of December 31, 2017, we had approximately $1,193.8 million of total debt, net of debt issuance costs and original issue discount. Our credit facility contains a number of significant restrictions and covenants that generally restrict our business and limit our ability to, among other things:

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

Under the terms of a U.S. master lease, we have leased certain U.S. properties through April 4, 2036 at a cost of approximately $14.9 million per annum, payable monthly, subject to an annual 2.0% increase. Under the terms of a Canadian master lease, we have leased certain Canadian properties through April 4, 2036 at a cost of $3.2 million (CAD) per annum. Each of these master lease agreements contain certain restrictions and covenants that limit, among other things, our use of and ability to sublease or discontinue use of the leased properties, our ability to consider strategic divestitures of properties that are leased and our ability to consolidate operations as may be appropriate in order to minimize operating costs. See Note 14, Sale-leaseback transaction, in the consolidated financial statements.

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

Risks Related to Ownership of Our Common Stock

Our common stock has a limited trading history and the trading price of our common stock may be volatile and could decline substantially.

Prior to our initial public offering in October 2016, there was no market for shares of our common stock. Although our common stock is listed on the Nasdaq Global Select Market, or Nasdaq, the market price of our common stock may be highly volatile and subject to wide fluctuations.

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

Furthermore, at times, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry, and often occurs without regard to the operating performance of the affected companies. Therefore, factors that have little or nothing to do with us could cause the price of our common stock to fluctuate, and these fluctuations or any fluctuations related to our company could cause the market price of our common stock to decline materially.

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

Lone Star beneficially owns approximately 70.2% of our outstanding common stock. As a result of this concentration of stock ownership, Lone Star acting on its own has sufficient voting power to effectively control all matters submitted to our stockholders for approval, including director elections and proposed amendments to our bylaws or certificate of incorporation. Six of the ten members of our board of directors are employees or affiliates of Lone Star.

In addition, this concentration of ownership may delay or prevent a merger, consolidation or other business combination or change in control of our company and make some transactions that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock more difficult or impossible without the support of Lone Star. Because we have opted out of Section 203 of the Delaware General Corporation Law, or the DGCL, regulating certain business combinations with interested stockholders, Lone Star may transfer control of us to a third party by transferring its common stock without the approval of our board of directors or other stockholders, which may limit the price that investors are willing to pay in the future for shares of our common stock. The interests of Lone Star may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, Lone Star could cause us to enter into transactions or agreements of which you would not approve or make decisions with which you would disagree. This concentration of ownership may also adversely affect our share price.

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

We entered into a tax receivable agreement with Lone Star that provides for the payment by us to Lone Star of 85% of the amount of cash savings, if any, in U.S. federal, state, local and non-U.S. income tax that we and our subsidiaries realize (or in some circumstances are deemed to realize) as a result of the utilization of certain tax benefits, together with interest accrued at a rate of LIBOR plus 100 basis points from the date the applicable tax return is due (without extension) until paid. These tax benefits, which we collectively refer to as the Covered Tax Benefits, include: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that we have in our assets as of the time of the consummation of our initial public offering, (ii) the utilization of our and our subsidiaries’ net operating losses and tax credits, if any, attributable to periods prior to our initial public offering, (iii) deductions in respect of payments made, funded or reimbursed by an initial party to the tax receivable agreement (other than us or one of our subsidiaries) or an affiliate thereof to participants under the LSF9 Concrete Holdings Ltd Long Term Incentive Plan, or the LTIP, (iv) deductions in respect of transaction expenses attributable to the acquisition of U.S. Pipe and (v) certain other tax benefits attributable to payments made under the tax receivable agreement. The tax receivable agreement will remain in effect until all Covered Tax Benefits have been used or expired, unless the agreement is terminated early, as described below.

We expect that the payments we make under the tax receivable agreement could be substantial. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full tax benefits subject to the tax receivable agreement, we currently estimate that future payments under the agreement will aggregate to approximately $117.6 million. This amount excludes any payments that may be made to Lone Star under the tax receivable agreement as a result of tax benefits recognized in connection with payments under the LTIP and, thus, the actual payments we ultimately are required to make under the tax receivable agreement could be greater, potentially materially greater, than these amounts. These payment obligations are our obligations and are not obligations of any of our subsidiaries. Furthermore, these payment obligations are not conditioned upon Lone Star maintaining a continued direct or indirect ownership interest in us. The actual utilization of Covered Tax Benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.

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

Lone Star beneficially owns approximately 70.2% of our outstanding shares of common stock. The s helf by Lone Star and all shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act of 1933, as amended, or the Securities Act. Therefore, unless shares owned by any of our affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including

Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. Lone Star is an affiliate of ours based on their share ownership and representation on our board of directors.

Pursuant to the terms of a registration rights agreement between Lone Star and us, Lone Star has the right to demand that we register its shares under the Securities Act as well as the right to include its shares in any registration statement that we file with the SEC, subject to certain exceptions. Any registration of Lone Star’s shares would enable those shares to be sold in the public market, subject to certain restrictions in the registration rights agreement. Any sale by Lone Star or other affiliates or any perception in the public markets that such a transaction may occur could cause the market price of our common stock to decline materially.

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

We have issued, and in the future expect to issue, stock based awards, including stock options, restricted stock and other forms of stock-based compensation to our independent directors, officers and employees. If any options that we have issued or may issue are exercised, or any restricted stock or other awards that we have issued or may issue vests, and the shares of common stock are sold into the public market, the market price of our common stock may decline. In addition, the availability of shares of common stock for award under our equity incentive plan, or the grant of stock options, restricted stock or other forms of stock-based compensation, may adversely affect the market price of our common stock.

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

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. However, any sale or perception of a possible sale by Lone Star, and any related decline in the market price of our common stock, could impair our ability to raise capital. Separately, additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

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

As a company with publicly-traded securities, we are subject to the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street

Reform and Consumer Protection Act, Nasdaq listing requirements and other applicable securities rules and regulations. These rules and regulations require that we maintain controls and procedures and disclosure, corporate governance and other practices, thereby significantly increasing our legal, financial and other compliance costs as compared to when we were a private company.  These obligations also make other aspects of our business more difficult, time-consuming or costly and increase demand on our personnel, systems and other resources. For example, to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to continue to commit significant resources, hire additional staff and provide additional management oversight. Furthermore, as a result of disclosure of information in our Exchange Act and other filings required of a public company, our business and financial condition has become more visible, which we believe may give some of our competitors who may not be similarly required to disclose this type of information a competitive advantage. In addition to these added costs and burdens, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, other regulatory actions and civil litigation, any of which could negatively affect the price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We have a broad network of 77 manufacturing facilities in the United States, including 11 fabrication plants. We also have five manufacturing facilities in Canada and one in Mexico. Our headquarters is located in Irving, Texas.

The following tables set forth certain information regarding our manufacturing facilities:

Facility Name	City	State/Province	Ownership

Drainage Pipe & Products (58 plants)
Caldwell	Caldwell	Idaho	Owned
Salt Lake City	Salt Lake City	Utah	Owned
Pelham	Pelham	Alabama	Owned
El Mirage	El Mirage	Arizona	Leased
West Memphis	West Memphis	Arkansas	Leased
Florin Road (2 plants)	Sacramento	California	Leased
Deland Precast	Deland	Florida	Leased
Gretna	Gretna	Florida	Leased
Marianna	Marianna	Florida	Leased
Winter Haven Pipe	Winter Haven	Florida	Leased
La Place	La Place	Louisiana	Leased
St. Martinville	St. Martinville	Louisiana	Leased
Como	Como	Mississippi	Owned
Hattiesburg (2 plants)	Hattiesburg	Mississippi	Owned
Jackson Northside	Jackson	Mississippi	Leased
Columbus	Columbus	Ohio	Leased
Dayton - Dixie	Dayton	Ohio	Leased
Macedonia	Macedonia	Ohio	Leased
Oklahoma City	Oklahoma City	Oklahoma	Leased
Austin Pipe	Austin	Texas	Leased
Cedar Hill Pipe	Cedar Hill	Texas	Leased
Grand Prairie (2 plants)	Grand Prairie	Texas	Leased
Jersey Village (3 plants)	Houston	Texas	Leased
Waco	Hewitt	Texas	Leased
Ottawa	Gloucester	Ontario	Leased
Cambridge	Cambridge	Ontario	Leased
Lexington	Lexington	Kentucky	Leased
Elizabethtown	Elizabethtown	Kentucky	Leased
Louisville	Louisville	Kentucky	Leased
Billings	Billings	Montana	Leased
Bonner Springs	Bonner Springs	Kansas	Leased
Cedar Rapids	Cedar Rapids	Iowa	Leased
Des Moines	Des Moines	Iowa	Leased
Elk River	Elk River	Minnesota	Leased
Hawley	Hawley	Minnesota	Leased
Helena	Helena	Montana	Leased
Humboldt	Humboldt	Iowa	Owned
Iowa Falls	Iowa Falls	Iowa	Leased
Lawrence	Lawrence	Kansas	Leased
Marshalltown	Marshalltown	Iowa	Leased
Menoken	Menoken	North Dakota	Leased
Mitchell	Mitchell	South Dakota	Owned
Plattsmouth	Plattsmouth	Nebraska	Leased
Rapid City	Rapid City	South Dakota	Leased
Shakopee	Shakopee	Minnesota	Leased
Henderson (2 plants)	Henderson	Colorado	Leased
Grand Junction	Grand Junction	Colorado	Leased
Lubbock	Lubbock	Texas	Owned
Stacy	Stacy	Minnesota	Owned
Green Cove Springs	Green Cove Springs	Florida	Owned
Riverside	Menifee	California	Leased
Oceanside	Oceanside	California	Leased

Water Pipe & Products (19 plants)
St. Eustache Pressure Pipe	St. Eustache	Quebec	Leased
Stouffville	Stouffville	Ontario	Leased
Uxbridge	Uxbridge	Ontario	Leased
Bessemer (2 plants)	Bessemer	Alabama	Owned
Mini Mill	Bessemer	Alabama	Owned
Union City	Union City	California	Owned
Lynchburg	Lynchburg	Virginia	Owned
Monterrey, Mexico	Monterrey	Mexico	Owned
Rogers	Rogers	Minnesota	Leased
Remington	Remington	Virginia	Leased
Ottawa	Ottawa	Kansas	Leased
Marysville	Marysville	California	Leased
Warren	Warren	Oregon	Leased
Ephrata	Ephrata	Pennsylvania	Leased
Phoenix	Phoenix	Arizona	Leased
Orlando	Orlando	Florida	Leased
Gainesville	Gainesville	Georgia	Leased
San Antonio	San Antonio	Texas	Leased

Item 3. Legal Proceedings

We have been from time to time, and may in the future become, party to litigation or other legal proceedings that we consider to be part of the ordinary course of our business. We are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, financial condition or our results of operations. We may become involved in material legal proceedings in the future. See Note 15 to the consolidated financial statements.

Earnout Dispute

The purchase agreement entered into with HeidelbergCement in connection with the Acquisition requires us to make an earnout payment to HeidelbergCement if and to the extent the financial results of the businesses acquired by Lone Star in the Acquisition, including ours and that of Forterra UK, exceeded a specified adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such adjusted EBITDA calculation exceeds the specified target, we would be required to pay a U.S. affiliate of HeidelbergCement an amount equal to a multiple of such excess adjusted EBITDA, with any payment capped at $100 million. On April 14, 2016, we provided an earnout statement to HeidelbergCement demonstrating that no payment was required. On June 13, 2016, HeidelbergCement notified us that it is disputing, among other things, our calculation of adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100 million.

On October 5, 2016, affiliates of HeidelbergCement filed a lawsuit in the Delaware Court of Chancery, seeking specific performance and claiming access to our books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert's authority; and in the alternative, claiming a breach of contract and seeking the $100 million and other damages, or the Delaware Action. In November 2016, the defendants filed a motion to dismiss the Delaware Action, and on January 6, 2017, the plaintiffs filed a First Amended Complaint. The defendants filed a motion to dismiss the First Amended Complaint on February 22, 2017, requesting that the court dismiss all claims in the Delaware Action. On December 8, 2017, the court granted the defendants' Motion to Dismiss the First Amended Complaint in the Delaware Action, finding that the earnout dispute should be heard before a neutral accounting arbitrator as set forth in the purchase agreement. The court further found that any claims that required to be brought as indemnification claims under the purchase agreement were time-barred by the contractual limitations period. The plaintiffs in the Delaware Action filed a Motion for Clarification and Reargument of the Court's December 8, 2017 Memorandum Opinion, which the court denied on February 7, 2018. The plaintiffs in Delaware Action may appeal the court's ruling. In addition, an arbitration proceeding before a neutral accountant to calculate adjusted EBITDA under the purchase agreement may commence in the future.

As a result of the Reorganization, the defendants in the Delaware Action are no longer part of the Company and its consolidated subsidiaries, however we remain the liable party in this matter and with respect to the earnout. We did not accrue any contingency reserve as of December 31, 2017 in respect of the Delaware Action or any earnout. See Note 15 to our consolidated financial statements. While we intend to vigorously oppose HeidelbergCement’s assertions and any appeal in the Delaware Action, the outcome of this matter is uncertain, and no assurances can be given regarding the ultimate outcome of any proceedings.

Securities Lawsuits

Beginning on August 14, 2017, four plaintiffs filed putative class action complaints, together, the Securities Lawsuits, in the United States District Court for the Eastern District of New York against a group of defendants that varies by complaint but includes the Company, certain members of senior management, the Board of Directors, Lone Star and certain of its affiliates, and certain banks that acted as underwriters of the IPO. On August 14, 2017, a putative class action complaint was filed by Charles Forrester; on August 16, 2017, a putative class action complaint was filed by Supanin Disayawathana; on August 23, 2017 a putative class action complaint was filed by Matthew Spindler; and on September 27, 2017, a putative class action complaint was filed by Nancy Maloney.

The Securities Lawsuits are brought by each plaintiff individually and on behalf of all persons who purchased Company securities during an alleged class period that varies by complaint, but generally begins with the Company's initial pubic offering, or the IPO, in October 2016 and lasts through a range of dates from May 12, 2017 through August 14, 2017. The Securities Lawsuits generally allege that the Company's registration statement on Form S-1 filed in connection with the IPO, and in the case of certain complaints, statements made by the Company or the individual defendants in the applicable Securities Lawsuit at times after the IPO, contained false or misleading statements and/or omissions of material facts relating to (1) the lack of growth from organic sales versus sales from acquisitions, and the lack of organic growth related thereto, (2) increased pricing pressure on the Company's products, (3) softness in the concrete and steel pressure pipe business, (4) operational problems at plants, including problems relating to defective products, (5) unpaid invoices for products and services that resulted in understated expenses, (6) an undisclosed material weakness in internal controls related to inventory, and (7) an undisclosed material weakness in internal controls relating to bill and hold transactions.

The Securities Lawsuits generally assert claims under Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and they seek (1) class certification under the Federal Rules of Civil Procedure, (2) damages in an amount to be proven at trial, (3) prejudgment and post-judgment interest, (4) an award of reasonable costs and expense of plaintiffs, including counsel and expert fees, (5) an award of rescission or a rescissory measure of damages, and (6) equitable or other relief as deemed appropriate by the court.

On October 13, 2017, three competing motions were filed for consolidation of the Securities Lawsuits and for appointment of an individual or group of individuals as lead plaintiff in the consolidated case under the Private Securities Litigation Reform Act of 1995. Responses to the competing motions were filed on October 27, 2017, at which time one motion was withdrawn and on November 3, 2017, one of the moving parties, Wladislaw Maciuga, filed a Notice of Non-Opposition with the Court, noting that he was unopposed as lead plaintiff. The court has not yet made its lead plaintiff determination. On February 5, 2018, Nancy Maloney filed a Notice of Voluntary Dismissal of her case without prejudice to refiling at a later date.

The Company intends to defend the Securities Lawsuits vigorously. Given the stage of the proceedings, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Securities Lawsuits.

North Birmingham EPA Matter

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Prior to October 20, 2016, our common stock was privately held and there was no established public trading market for our common stock. Our common stock began trading on the Nasdaq Global Select Market, or Nasdaq, on October 20, 2016 under the ticker symbol “FRTA.”

As of March 5, 2018, the closing price of the Company's stock as reported on Nasdaq was $7.75. The number of stockholder's of record of the common stock at the close of business on such date was 3. A substantially greater number of holders of Forterra's common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

The following table sets forth, for the periods indicated, the range of high and low sales prices as reported by Nasdaq for our common stock:

	High	Low
Year ended December 31, 2017
Fourth Quarter	$11.59	$4.45
Third Quarter	$9.24	$3.02
Second Quarter	$20.47	$6.01
First Quarter	$22.43	$16.73

Year ended December 31, 2016
Fourth Quarter (October 20, 2016 - December 31, 2016)	$22.76	$16.24

Dividend Policy

We have not declared or paid any dividends since our formation and currently do not intend to pay dividends for the foreseeable future. Additional information concerning restrictions on our payment of cash dividends may be found in “Liquidity and Capital Resources” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding common stock authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data

The following tables set forth, for the periods and dates indicated, our selected historical financial data. The accompanying historical financial statements are presented for the “Predecessor,” which are the financial statements of HeidelbergCement’s building products business in the United States and Eastern Canada for the period preceding the Acquisition, and the “Successor,” which are the financial statements of the Company and subsidiaries for the period following the Acquisition. The Predecessor’s combined statement of operations data for the period from January 1, 2015 through March 13, 2015 has been derived from the audited combined financial statements of HeidelbergCement’s building products business in the United States and Eastern Canada and the Successor’s consolidated statements of operations data for the period from March 14, 2015 through December 31, 2015 and the years ended December 31, 2016 and 2017 and balance sheet data as of December 31, 2016 and 2017 have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. The Predecessor's combined statement of operations data for the years ended December 31, 2013 and 2014 and combined balance sheet data as of December 31, 2013, 2014 and 2015 have been derived from the combined financial statements of HeidelbergCement's building products business in the United States and Eastern Canada, which are not included elsewhere in this Form 10-K.

The Predecessor’s combined financial statements may not necessarily be indicative of our cost structure, financial position, results of operations or cash flows that would have existed if HeidelbergCement’s building products business in the United States and Eastern Canada operated as a stand-alone, independent business. Accordingly, the historical results should not be relied upon as an indicator of our future performance. The Acquisition was accounted for as a business combination, which resulted in a new basis of accounting. The Predecessor’s and the Successor’s financial statements are not comparable as a result of applying a new basis of accounting. See the notes to our consolidated (successor)/combined predecessor financial statements for additional information regarding the accounting treatment of the Acquisition. The selected financial data presented below represent portions of our financial statements and are not complete and should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements.

	Successor			Predecessor
(in thousands)	Year ended December 31,	Year ended December 31,	For the period March 14 to December 31,	For the period from January 1 to March 13,	Year ended December 31,	Year ended December 31,
Statement of Operations Data:	2017	2016	2015	2015	2014	2013
Net sales	$1,580,413	$1,363,962	$604,275	$112,698	$597,426	$552,440
Cost of goods sold	1,327,305	1,083,508	513,723	98,339	506,688	487,604
Gross profit	253,108	280,454	90,552	14,359	90,738	64,836

Selling, general & administrative expenses	(255,034)	(216,099)	(121,554)	(17,106)	(85,859)	(70,410)
Impairment and exit charges	(13,220)	(2,218)	(1,026)	(542)	(4,261)	(247,448)
Earnings from equity method investee	12,360	11,947	8,429	67	4,451	(216)
Gain (loss) on sale of property, plant, and equipment, net	(2,107)	(21,274)	(624)	122	2,030	2,435
Other operating income, net	7,304	10,303	1,716	696	5,072	5,234
	(250,697)	(217,341)	(113,059)	(16,763)	(78,567)	(310,405)
Income (loss) from operations	2,411	63,113	(22,507)	(2,404)	12,171	(245,569)

Other income (expenses)
Interest expense	(59,408)	(125,048)	(45,953)	(82)	—	—
Change in tax receivable agreement liability	46,180	—	—	—	—	—
Other income (expense), net	(31,915)	(847)	(326)	(28)	(88)	1,032
Loss before income taxes	(42,732)	(62,782)	(68,786)	(2,514)	12,083	(244,537)
Income tax (expense) benefit	40,672	51,692	(5,392)	742	(2,660)	(379)
Loss from continuing operations	(2,060)	(11,090)	(74,178)	(1,772)	9,423	(244,916)

Discontinued operations, net of tax	$—	$3,484	$(8,608)	$(3,984)	$(575)	$(2,382)

Net loss	$(2,060)	$(7,606)	$(82,786)	$(5,756)	$8,848	$(247,298)

Basic and Diluted Earnings (loss) Per Share:
Continuing operations	$(0.03)	$(0.23)	$(1.63)
Discontinued operations	$—	$0.07	$(0.19)
Net loss	$(0.03)	$(0.16)	$(1.82)

Statement of Operations Data:
Net cash provided by (used in) operating activities	$42,334	$76,925	$121,417	$(48,224)	$25,918	$31,686
Net cash provided by (used in) investing activities	(66,023)	(1,062,447)	(898,039)	(2,762)	(1,901)	(55)
Net cash provided by (used in) financing activities	86,250	981,728	822,580	60,907	(23,990)	(31,636)

Balance Sheet Data:
Cash and cash equivalents	$104,534	$40,024	$26,027		$41	$4
Property, plant & equipment, net	412,572	452,914	315,859		288,433	283,821
Total assets	1,811,238	1,824,786	938,875		846,168	665,412
Total debt	1,193,787	1,096,047	705,829		—	—
Shareholders equity	132,491	132,917	52,315		657,473	700,938

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

Overview

Our Company

We are a leading manufacturer of pipe and precast products by sales volume in the United States and Eastern Canada for a variety of water-related infrastructure applications, including water transmission, distribution and drainage. Our manufacturing and distribution network allows us to serve most major U.S. and Eastern Canadian markets. We operate 77 manufacturing facilities and currently have additional manufacturing capacity available in both of our segments, providing room to increase production to meet short-cycle demand with minimal incremental investment. These facilities which have a significant replacement cost, and our distribution network provides us with a local presence and the necessary proximity to our customers to minimize delivery time and distribution costs.

Our Segments

Our operations are organized into the following reportable segments:

•	Drainage Pipe & Products - We are a producer of concrete drainage pipe and precast products in the United States and Eastern Canada.

•	Water Pipe & Products - We are a producer of ductile iron pipe, or DIP, and concrete pressure pipe.

•	Corporate and Other - Consists of corporate overhead locations in the United States, and our roof tile operations which were sold in April 2016.

Basis of Presentation

Predecessor and Successor Historical Results of Operations

Lone Star, through a wholly owned subsidiary, acquired our business, along with the business of Forterra UK, the operator of the former building products business of HeidelbergCement in the United Kingdom, on March 13, 2015 from HeidelbergCement in the Acquisition for aggregate cash consideration of $1.33 billion, subject to a $100.0 million earnout that is currently subject to dispute, as discussed in greater detail in Note 15 to our consolidated financial statements. Prior to the Acquisition, we were HeidelbergCement’s building products operations in the United States and Eastern Canada. LSF9 was formed on February 6, 2015 for the purpose of consummating the Acquisition and had no operations prior to the date of Acquisition.

Prior to our IPO on October 25, 2016, LSF9 transferred its building products operations in the United States and Eastern Canada to Forterra, Inc. in the Reorganization. Forterra, Inc. was formed on June 21, 2016 for purposes of the Reorganization and did not have any operations prior to the date of the Reorganization. In our financial statements included elsewhere in this Report, “Predecessor” refers to our business prior to the Acquisition and “Successor” refers to our business following the Acquisition. The historical combined Predecessor financial statements were prepared on a stand-alone basis in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and were derived from HeidelbergCement’s financial statements and accounting records using the historical results of operations and assets and liabilities attributed to our business and include allocations of expenses from HeidelbergCement. See Note 2 to our consolidated financial statements for additional information regarding the preparation of the Predecessor financial statements.

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

Recent Developments

Royal Acquisition

On February 3, 2017, we acquired Royal Enterprises America, Inc. (“Royal”), for aggregate consideration of $35.5 million, including customary working capital adjustments. Royal manufactures concrete drainage pipe, precast concrete products, storm water treatment technologies and erosion control products serving the greater Minneapolis market. The acquisition was financed with borrowings on our asset based revolving credit facility entered into in connection with the IPO (the “2016 Revolver”).

Divestiture of U.S. Pressure Pipe

On July 31, 2017, we completed the sale of our U.S. concrete and steel pressure pipe business, a component of our Water Pipe & Products segment, to Thompson Pipe Group (“TPG”) in exchange for approximately $23.2 million in cash, subject to customer net working capital adjutments, exclusive of fees and expenses, as well as certain assets relating to a drainage pipe and products manufacturing facility. This divestiture generated a pre-tax loss of $32.3 million recorded in other income (expense), net. In addition, in the second quarter of 2017, we recorded a pre-tax long-lived asset impairment of $7.5 million within impairment and exit charges to adjust the held for sale long-lived assets to fair value. We used the net proceeds from the transaction to pay down debt on our 2016 Revolver. See Note 21, Discontinued operations and divestitures, to the consolidated financial statements.

History

Bricks Disposition

On August 23, 2016, an affiliate of Lone Star Fund IX (U.S.),L.P. (along with its affiliates and associates, but excluding the Company and other companies that it owns as a result of its investment activity, or Lone Star) entered into an agreement with an unaffiliated third party to contribute LSF9's bricks business to a newly formed joint venture with the unaffiliated third party (the Bricks Joint Venture). In exchange for the contribution of the bricks business, an affiliate of Lone Star received a 50% interest in the Bricks Joint Venture. On October 17, 2016, LSF9 distributed its bricks business to an affiliate of Lone Star (the Bricks Disposition). Following the Bricks Disposition, LSF9 had no relation to or business affiliation with its former bricks business or the Bricks Joint Venture other than contractual arrangements regarding certain limited transition services, the temporary use of the “Forterra” name, and a short-term loan which has subsequently been repaid in full. We incurred a tax liability of approximately $31.1 million as a result of the Bricks Disposition which is presented as a component of the loss from discontinued operations, net of tax line in the consolidated statement of operations for the year ended December 31, 2016.

This transaction qualifies as a reorganization of businesses under common control as set forth in the Financial Accounting Standards Board's or FASB's Accounting Standards Codification 805, Business Combinations and, as such, was reflected in our financial statements covering the date on which the transaction occurred. As of the disposition date, the carrying value of net assets related to the brick business were removed from our balance sheet and recognized as an equity distribution. Also, we reclassified the operations of our former brick business to discontinued operations on the statement of operations for the year ended December 31, 2016, the period from March 14 to December 31, 2015 and the period from January 1 to March 13, 2015.

Reorganization

Following the Bricks Disposition and prior to the consummation of the IPO, the remaining building products operations of LSF9 in the United States and Eastern Canada, were transferred to Forterra, Inc. in an internal reorganization under common control transaction, or the Reorganization. Following the Reorganization but prior to the consummation of the IPO, Forterra, Inc. was a wholly owned subsidiary of Forterra US Holdings, LLC, which is indirectly wholly owned by LSF9. Each of LSF9, Forterra US Holdings, LLC and Forterra, Inc. are affiliates of Lone Star.

Initial Public Offering

On October 25, 2016, we completed the IPO, in which we offered and sold 18,420,000 shares of our common stock. We received net proceeds from the IPO of $313.3 million, net of underwriting discounts and commissions and before payment of offering expenses, $296.0 million of which were used to repay indebtedness.

Refinancing

Concurrent with the completion of the IPO, the Company entered into the 2016 Revolver for working capital and general corporate purposes and the 2016 Senior Term Loan, the proceeds of which, together with the proceeds from the IPO, were used to repay in full the Junior Term Loan of $260.0 million, the 2015 Senior Term Loan of $1.04 billion, and the existing balance under the 2015 Revolver, in addition to related expenses associated with the IPO and Refinancing. Immediately subsequent to the completion of the IPO, Forterra had $125.0 million outstanding on its 2016 Revolver and $1.05 billion on its 2016 Senior Term Loan. The $260.0 million repayment toward the Junior Term Loan represented a full repayment of the outstanding principal on that loan, resulting in a related write-off of issue discounts and capitalized issuance costs of approximately $22.4 million. The repayment also triggered a prepayment penalty of approximately $7.8 million.

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

Effective May 1, 2017 the Company amended the 2016 Senior Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the interest margins applicable to the full balance of the 2016 Senior Term Loan by 50 basis points such that applicable margin based on LIBOR was reduced from 3.50%

to 3.00%. The net proceeds from the incremental term loan of $196.8 million were used to pay down a portion of the outstanding balance on the 2016 Revolver. This amendment had no effect on the Company's ability to increase the size of the 2016 Senior Term Loan under the original provisions. The 2016 Senior Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest accrues on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.0% or 2.0%, respectively.

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

For purposes of the tax receivable agreement, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which all such related tax benefits remain. The Company accounts for potential payments under the tax receivable agreement as a contingent liability, with amounts accrued when considered probable and reasonably estimable. As of the IPO date, the Company recorded a $160.8 million liability and a reduction to additional paid-in-capital related to the tax receivable agreement for the undiscounted value of probable future payments. Net of tax effects of $18.5 million, the net reduction to additional paid-in-capital related to the initial liability for the tax receivable agreement issued in connection with the IPO was $142.3 million. The passage of the Tax Cuts and Jobs Act of 2017 significantly reduced the Company's anticipated liability under the tax receivable agreement. The Company's liability recorded for the tax receivable agreement at December 31, 2017 was $117.6 million. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing obligation in the statement of cash flows. At the end of each reporting period, any changes in the Company's estimate of the liability will be recorded in the statement of operations as a component of other income/expense and will be recorded as an operating activity in the statement of cash flows. The timing and amount of future tax benefits associated with the tax receivable agreement are subject to change, and additional payments may be required which could be materially different from the current accrued liability.

Acquisitions

Acquisitions are part of our strategy to increase sales and profits. We completed multiple business combinations during 2017 and 2016. Below is a summary of the aggregate purchase price of each of the transactions.

Purchase Price
Acquisitions:	(in millions)
2017
Royal Enterprises America, Inc.	$35.5
2016
Sherman-Dixie Concrete Industries	66.8
USP Holdings, Inc.	778.7
Bio Clean Environmental Services, Inc. and Modular Wetland Systems, Inc.	31.9
J&G Concrete Operations, LLC	32.4
Precast Concepts, LLC	99.6

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

Mix of Products

We derive our sales from both the sale of products manufactured to inventory, such as concrete drainage pipe and bricks, and highly engineered products which are made to order, such as concrete pressure pipe and structural precast products for drainage. These two components of our business differ in their dynamics. This mix of products varies from period to period. We generally recognize revenue in connection with product shipment; however, for some of our highly engineered products, we recognize revenue on a percentage of completion method, which amounted to $44.6 million in 2017.

Products such as concrete drainage pipe are typically sold on a one-off basis, with volumes and prices determined frequently based on market participants’ perceptions of short-term supply and demand factors. A shortage of capacity or excess capacity in the industry, or in the regions where we have operations, or the behavior of our competitors, can each result in significant increases or decreases in market prices for these products, often within a short period of time. By contrast, our project driven business involves highly engineered and customized products with a wide range of contract values. The products for these projects are engineered, manufactured and delivered on the basis of contracts that tend to extend over periods of several months or, in some cases, several years. The timing of the commencement of a project and the progress and completion of work under a contract, therefore, can have a significant effect on our results of operations for a particular period.

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

We attempt to pass on price increases of raw materials, energy and certain other manufacturing costs to our customers, and typically increase prices as new customer agreements are negotiated throughout the year. In addition, certain of our customer contracts, primarily with respect to our highly engineered product, contain price modification mechanisms pursuant to which we may increase the prices of our products to correspond to increases in raw material costs. Over time, we believe we have been able to manage our exposures to fluctuations in our raw material and energy costs, although there can be no assurance that we will continue to be able to do so in the future.

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

Factors Affecting our Financial Statements

Business Combinations

The Acquisition - Our business was acquired from HeidelbergCement in the Acquisition, along with the business of Forterra UK, for aggregate cash consideration of $1.33 billion, subject to an earnout capped at $100.0 million. The earnout is currently in dispute. Lone Star funded the transactions with an equity investment of $432.3 million and third-party debt in the amount of $940.0 million. The Acquisition was accounted for as a business combination under ASC 805, Business Combinations.

The Successor consolidated financial statements include certain assets and liabilities historically held at LSF9, including the portion of the debt incurred to consummate the Acquisition which we are obligated to pay. Our portion of the initial $432.3 million equity investment is $167.5 million. Our portion of the $940.0 million of third-party debt used to finance the Acquisition is $515.5 million. The remainder of the debt was allocated to Forterra UK and other affiliates of LSF9 that are not included in these financial statements. Prior to the reorganization in October 2016, we and the other affiliates of LSF9, other than Forterra UK, were co-obligors and jointly and severally liable under the terms of the initial credit agreements. Forterra UK was released as an obligor in connection with its initial public offering and the repayment of its portion of the debt. As part of the Acquisition, we incurred transaction costs necessary to consummate the Acquisition.

Subsequent to the Acquisition, the Company completed the following transactions:

•
Cretex Acquisition - On October 1, 2015, Forterra acquired all the outstanding shares of Cretex Concrete Products, Inc., or Cretex, for an aggregate consideration of $245.1 million, or the Cretex Acquisition. Cretex is a manufacturer of concrete pipe, box culverts, concrete precast drainage structures, pre-stressed bridge components and ancillary precast products in the Upper Midwestern United States. The purchase of Cretex was partially funded with proceeds from financing transactions totaling $240.0 million as an add-on to the LSF9's senior term loan and cash on hand.

•
Sherman-Dixie Acquisition - On January 29, 2016, Forterra acquired all of the stock of Sherman-Dixie Concrete Industries, Inc., or Sherman-Dixie, for aggregate consideration of $66.8 million, or the Sherman-Dixie Acquisition. Sherman-Dixie is a manufacturer of precast concrete structures operating in Kentucky, Tennessee, Alabama and Indiana. Sherman-Dixie operates as part of the Company’s Drainage Pipe & Products reportable segment. The Sherman Dixie Acquisition was financed with borrowings on LSF9’s revolving credit facility.

•
U.S. Pipe Acquisition - On April 15, 2016, Forterra acquired all of the stock of USP Holdings Inc., or USP, for aggregate consideration of $778.7 million, or the USP Acquisition. USP is a manufacturer of water transmission pipe servicing residential, commercial and infrastructure customers. USP operates as part of the Company’s Water Pipe & Products reportable segment. The USP Acquisition was financed with proceeds from a capital contribution, borrowings on LSF9's revolving credit facility and cash on hand.

•
Bio Clean Acquisition - On August 4, 2016, Forterra acquired all of the stock of Bio Clean Environmental Services, Inc. and Modular Wetland Systems, Inc., or together Bio Clean, for aggregate consideration of $31.9 million, or the Bio Clean Acquisition. Bio Clean designs and sells storm water management systems that meet the requirements of local regulatory bodies regulating storm water quality and owns technologies relating to drainage and storm water management. The Bio Clean Acquisition was financed with cash on hand.

•
J&G Acquisition - On October 14, 2016, Forterra acquired J&G Concrete Operations, LLC, or J&G, for aggregate consideration of $32.4 million, including customary working capital adjustments, or the J&G Acquisition. J&G manufactures concrete pipe, box culverts and special fittings in North Texas. The J&G Acquisition was financed with borrowings on LSF9's revolving credit facility.

•
Precast Concepts Acquisition - On October 14, 2016, Forterra acquired the business of Precast Concepts, LLC, or Precast Concepts, for aggregate consideration of $99.6 million, including customary working capital adjustments, or the Precast Concepts Acquisition. Precast Concepts manufactures concrete pipe, box culverts, storm detention systems and other precast concrete and related products in Colorado through its three facilities. The Precast Concepts Acquisition was financed with borrowings on LSF9's revolving credit facility.

•
Royal Acquisition - On February 3, 2017, Forterra acquired the assets of Royal Enterprises America, Inc., or Royal, for aggregate consideration of $35.5 million in cash, including customary working capital adjustments. Royal manufactures concrete drainage pipe, precast concrete products, storm water treatment technologies and erosion control products serving the greater Minneapolis market. The acquisition was financed with borrowings on the 2016 Revolver.

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

Prior to the Reorganization, the sale-leaseback transactions were considered to have one form of prohibited “continuing involvement” at the inception of the lease which preclude sale-leaseback accounting for transactions involving real estate in the financial statements of the Company because a guarantee by LSF9 provided the buyer-lessor or the lessor, as applicable, with additional collateral that reduced the buyer-lessor’s or the lessor's, as applicable, risk of loss.  As a result, the assets subject to the sale-leaseback remained on the balance sheet and were depreciated. Additionally, the aggregate proceeds were recorded as a financing obligation in the consolidated balance sheet and under financing in the statements of cash flow. In October 2016, the Company entered into agreements to replace the current guarantor, LSF9, with Forterra, Inc. as the new guarantor, effective immediately following completion of the Reorganization. Due to the change in guarantor, the sale leaseback qualified for sales recognition and was classified as an operating lease beginning October 2016. Associated with the sale, in October 2016, the Company recognized a loss on the statement of operations of $19.6 million and a deferred gain of $81.5 million. The Company is amortizing the deferred gain over the life of the lease. As of December 31, 2017, the non-current portion of the deferred gain is $75.7 million and the current portion of the deferred gain is $2.8 million in other current liabilities in the consolidated balance sheet.

During the year ended December 31, 2017 the Company recognized $20.9 million of rent expense in cost of goods sold for operating leases, related to payments made under the sales leaseback transaction, respectively.

Principal Components of Results of Operations

Net Sales

Net sales consist of the consideration received or receivable for the sale of products in the ordinary course of business and include the billable costs of delivery of our products to customers, net of discounts given to the customer. Net sales include any outbound freight charged to the customer. Revenue on certain long-term engineering and construction contracts for our structural precast and products that are designed and engineered specifically for the customer is recognized under the percentage-of completion method. Certain of our businesses, primarily our concrete pressure pipe businesses, also enter into agreements to provide inventory to customers for long-term construction projects. With respect to these agreements, we recognize revenue upon shipment of the respective goods, whereas billings are based on contract terms and may or may not coincide with shipments, which gives rise to either unbilled or deferred revenue. See Note 2 to our consolidated financial statements.

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

Other Operating Income

The remaining categories of operating income and expenses consist of scrap income (associated with scrap from the manufacturing process or remaining scrap after plants are closed), insurance gains, and rental income.

Interest Expense

Interest expense represents interest on the indebtedness. Prior to the Acquisition, we incurred an insignificant amount of interest expense in connection with our capital leases.

Income Tax Expense

Income tax expense consists of federal, state, provincial, local and foreign taxes based on income in the jurisdictions in which we operate. Historically, our U.S. subsidiaries were included in HeidelbergCement’s U.S. consolidated federal and state income tax returns. In the combined Predecessor financial statements, income tax benefit (expense) was calculated as if our U.S. subsidiaries filed separate tax returns.

Results of Operations

Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

Total Company

The following table summarizes certain financial information relating to our operating results that have been derived from our consolidated financial statements of Forterra for the years ended December 31, 2017 and December 31, 2016. Also included is certain information relating to the operating results as a percentage of net sales.

Statements of Income Data:	Year ended December 31, 2017	% of Net Sales	Year ended December 31, 2016	% of Net Sales

Net sales	$1,580,413	100.0%	$1,363,962	100.0%
Cost of goods sold	1,327,305	84.0%	1,083,508	79.4%
Gross profit	253,108	16.0%	280,454	20.6%
Selling, general and administrative expenses	(255,034)	(16.1)%	(216,099)	(15.8)%
Impairment and exit charges	(13,220)	(0.8)%	(2,218)	(0.2)%
Earnings from equity method investee	12,360	0.8%	11,947	0.9%
Loss on sale of property, plant and equipment, net	(2,107)	(0.1)%	(21,274)	(1.6)%
Other operating income	7,304	0.5%	10,303	0.8%
	(250,697)	(15.9)%	(217,341)	(15.9)%
Income from operations	2,411	0.2%	63,113	4.6%
Other income (expenses)
Interest expense	(59,408)	(3.8)%	(125,048)	(9.2)%
Change in tax receivable agreement liability	46,180	2.9%	—	—%
Other expense, net	(31,915)	(2.0)%	(847)	(0.1)%
Loss before income taxes	(42,732)	(2.7)%	(62,782)	(4.6)%
Income tax benefit	40,672	2.6%	51,692	3.8%
Loss from continuing operations	(2,060)	(0.1)%	$(11,090)	(0.8)%
Discontinued operations, net of tax	—	—%	$3,484	0.3%
Net loss	$(2,060)	(0.1)%	$(7,606)	(0.6)%

Net Sales

Net sales for the year ended December 31, 2017 were $1,580.4 million, an increase of $216.4 million or 15.9% from $1,364.0 million for the year ended December 31, 2016. Net sales increased by approximately $253.5 million due to our acquisitions made throughout 2016 and early 2017, offset by a decrease due to the divestiture of our U.S. concrete and steel pressure pipe business of $38.7 million. Our legacy businesses have experienced growth in certain markets due to favorable weather driving up volumes contributing an additional $26.0 million of net sales, partially offset by a decrease of $24.4 million in our Canadian concrete and steel pressure pipe business.

Cost of Goods Sold

Cost of goods sold were $1,327.3 million for the year ended December 31, 2017, an increase of $243.8 million or 22.5% from $1,083.5 million in the year ended December 31, 2016. The increase in cost of goods sold due to our acquisitions totaled $199.2 million, offset by a decrease of $39.0 million due to the divestiture of our U.S. concrete and steel pressure pipe business. Costs of goods sold in our existing businesses increased by $94.8 million due in part to higher volumes, but also due to the higher cost of labor, freight, and raw materials, offset by a decline $11.2 million in our Canadian concrete and steel pressure pipe business related to decreased volumes.

Gross Profit

Gross profit decreased by $27.4 million, or 9.8%, to $253.1 million in the year ended December 31, 2017 from $280.5 million in the year ended December 31, 2016. Gross profit decreased due to higher cost of goods sold including labor, freight and raw materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $255.0 million in the year ended December 31, 2017, an increase of $38.9 million or 18.0% from $216.1 million in the year ended December 31, 2016. The increase was partially attributable to added costs from our acquisitions of $42.5 million, offset by $3.6 million primarily due to various cost saving initiatives.

Impairment and Exit Charges

We recognized $3.0 million of goodwill impairment related to our Canadian concrete pressure pipe reporting unit and $7.5 million of long-lived asset impairment related to the sale of our U.S. concrete and steel pressure pipe business in the year ended December 31, 2017. See Note 8, Goodwill and other intangible assets and Note 21, Discontinued operations and divestitures to the consolidated financial statements. In addition, we recognized $2.7 million for the year ended December 31, 2017 for severance and contract termination charges that primarily related to the closure of certain locations compared to $2.2 million in the prior year.

Loss on Sale of Property, Plant and Equipment, Net

Loss on disposal of property, plant and equipment was $21.3 million for the year ended December 31, 2016 as compared to $2.1 million for the year ended December 31, 2017. The 2016 net loss was primarily driven by a loss on properties sold in the sale-leaseback as described in Note 14, Sale-leaseback transaction, of $19.6 million.

Interest Expense

Interest expense decreased by $65.6 million, or 52.5%, to $59.4 million in the year ended December 31, 2017 from $125.0 million in the year ended December 31, 2016. This decrease was primarily due to the repayment of the Junior Term Loan in connection with the IPO, the write-off of the related debt issuance costs of the Junior Term Loan, and the lower effective interest rates in 2017 under the 2016 Revolver and 2016 Senior Term Loan as compared to 2016 under the 2015 Revolver and the 2015 Senior Term Loan.

Change in tax receivable agreement liability

The passage of the TCJA, defined below, significantly reduced the Company's anticipated liability under the tax receivable agreement. The current period reduction in the tax receivable agreement resulted in $46.2 million recognized in the Company's statement of operations for the year ended December 31, 2017 due primarily to the decrease in the federal corporate tax rate from 35% to 21%.

Other Expense, net

Other expense, net increased by $31.1 million in the year ended December 31, 2017 primarily due to the $32.3 million loss generated by the U.S. Pressure Pipe Divestiture during July 2017.

Income Tax Benefit

Income tax benefit decreased by $11.0 million to $40.7 million in the year ended December 31, 2017 from $51.7 million in the year ended December 31, 2016. Income tax benefit in 2016 was due largely to the release of valuation allowances previously recognized whereas in 2017, the provisional impact of changes in the tax law resulted in a lower income tax benefit compared to 2016.

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly known as the Tax Cuts and Jobs Act, or TCJA. Changes include, but are not limited to, a marginal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have provisionally calculated our best estimate of the impact of the TCJA in our year end income tax provision in accordance with our understanding of the TCJA and guidance available as of the date of this filing and as a result have recorded $26.9 million as additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. This provisional amount primarily related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future.

The recorded impact of the TCJA is provisional and the final amount may differ, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in IRS interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the TCJA and future actions by states within the United States that have not currently adopted the TCJA.

Segment Results of Operations

For the year ended December 31, 2017:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net sales	$834,810	$745,555	$48	$1,580,413
Gross profit (loss)	147,741	108,320	(2,953)	253,108
EBITDA	129,618	47,587	(44,870)	132,335

For the year ended December 31, 2016:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net sales	$728,872	$632,573	$2,517	$1,363,962
Gross profit (loss)	162,442	120,564	(2,552)	280,454
EBITDA	138,274	98,641	(81,146)	155,769

For the purposes of evaluating segment performance, the Company’s chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization, or EBITDA as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of EBITDA.

Drainage Pipe & Products

Net Sales

Net sales increased by $105.9 million, or 14.5%, to $834.8 million in the year ended December 31, 2017 from $728.9 million in the year ended December 31, 2016. The increase is due in part to net sales of approximately $86.6 million provided by our acquisitions. The remaining increase in net sales of $19.3 million was due to higher net sales in certain regions benefiting from favorable weather, driving increased volumes and average sales price.

Gross Profit

Gross profit was $147.7 million in the year ended December 31, 2017, a decrease of $14.7 million or 9.1% from $162.4 million in the year ended December 31, 2016. The decrease was primarily due to higher cost of goods sold including labor, freight, and raw materials. The 2017 gross profit included the impact of non-recurring inventory adjustments of $2.4 million as a result of the Royal Acquisition.

Water Pipe & Products

Net Sales

For the year ended December 31, 2017, net sales were $745.6 million, an increase of $113.0 million or 17.9% from $632.6 million for the year ended December 31, 2016. The increase was primarily attributable to an additional $166.8 million in net sales from U.S. Pipe due to a full year of activity in 2017 compared to a partial period in 2016, offset by a decrease in existing business net sales of $38.6 million due to sale of the U.S. concrete and steel pressure pipe business in July 2017. Our Canadian concrete and steel pressure pipe business has declining volumes, resulting in an additional $24.3 million decrease in net sales. Growth in U.S. Pipe added approximately $9.1 million in net sales.

Gross Profit

    Gross profit was $108.3 million in the year ended December 31, 2017, a decrease of $12.3 million or 10.2% from $120.6 million in the year ended December 31, 2016. The decrease in gross profit was due to losses incurred by our U.S. concrete and steel pressure pipe business of $7.0 million prior to its sale in addition to higher costs of freight, labor, and raw materials, namely scrap.

Other

For the year ended December 31, 2017, EBITDA decreased by $32.3 million due to the loss generated by the U.S. Pressure Pipe Divestiture in July 2017. In addition, for the year ended December 31, 2017, EBITDA decreased by $3.0 million for a goodwill impairment and $7.5 million for long-lived asset impairment charges.

Period from March 14, 2015 to December 31, 2015

Total Company

The following table summarizes certain financial information relating to our operating results that have been derived from our consolidated Successor financial statements for the period from March 14, 2015 to December 31, 2015. Also included is certain information relating to the operating results as a percentage of net sales.

	Successor
Statements of Income Data:	For the period from March 14 to December 31, 2015	% of Net Sales
Net sales	$604,275	100.0%
Cost of goods sold	513,723	85.0%
Gross profit	90,552	15.0%
Selling, general and administrative expenses	(121,554)	(20.1)%
Impairment and exit charges	(1,026)	(0.2)%
Earnings from equity method investee	8,429	1.4%
Loss on sale of property, plant and equipment, net	(624)	(0.1)%
Other operating income	1,716	0.3%
	(113,059)	(18.7)%
Loss from operations	(22,507)	(3.7)%
Other income (expenses)
Interest expense	(45,953)	(7.6)%
Other expense, net	(326)	(0.1)%
Loss before income taxes	(68,786)	(11.4)%
Income tax expense	(5,392)	(0.9)%
Loss from continuing operations	(74,178)	(12.3)%
Discontinued operations, net of tax	(8,608)	(1.4)%
Net loss	$(82,786)	(13.7)%

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

Segment Results of Operations

For the period from March 14, 2015 to December 31, 2015:
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net sales	$431,723	$167,417	$5,135	$604,275
Gross profit (loss)	69,601	23,000	(2,049)	90,552
EBITDA	65,003	14,768	(77,356)	2,415

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

Segment Results of Operations

For the period from January 1, 2015 to March 13, 2015:
	Predecessor
	Drainage Pipe & Products	Water Pipe & Products	Corporate and Other	Total
Net sales	$79,341	$30,464	$2,893	$112,698
Gross profit	13,567	413	379	14,359
EBITDA	12,070	(2,162)	(7,951)	1,957

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

We are currently engaged in a dispute with HeidelbergCement regarding the earnout provision in the purchase agreement entered into in connection with the Acquisition. HeidelbergCement has asserted that a payment should be made in the amount of $100.0 million. Resolution may be determined by a neutral accountant pursuant to the terms of the purchase agreement, however, it is currently the subject of dispute in court. If it is determined that we are required to make a significant payment to HeidelbergCement, we may not have sufficient cash to make such payment and may be required to incur additional indebtedness. This dispute is discussed in greater detail in Note 15 to our consolidated financial statements.

As of December 31, 2017 and 2016, we had approximately $104.5 million and $40.0 million of cash and cash equivalents, respectively, of which $19.1 million and $33.7 million, respectively, were held by foreign subsidiaries. All of the cash and cash equivalents as of December 31, 2017 and 2016 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.  As a result of the TCJA, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax.

In connection with the IPO, we entered into a tax receivable agreement with Lone Star that provides for the payment by us to Lone Star of specified amounts in respect of any cash savings as a result of the utilization of certain tax benefits. The actual utilization of the relevant tax benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. However, we expect that the payments we make under the tax receivable agreement could be substantial. The tax receivable agreement also includes provisions which restrict the incurrence of debt and that require that we make an accelerated payment to Lone Star equal to the present value of all future payments due under the tax receivable agreement, in each case under certain circumstances. Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. See Item 1A, Risk Factors and Note 15, Commitments and contingencies to the consolidated financial statements.

Credit Agreements

Concurrent with the completion of the IPO, we entered into a new asset based revolving credit facility for working capital and general corporate purposes, or the 2016 Revolver, and a new $1.05 billion senior term loan facility, the proceeds of which, together with a $125.0 million draw on the 2016 Revolver and $296.0 million in proceeds from the IPO were used to repay in full and terminate the then-existing asset based revolving credit facility, senior term loan and junior term loan. On May 1, 2017, we amended the senior term loan facility entered into concurrent with the IPO or, as amended, the 2016 Senior Term Loan, to increase the principal outstanding by an additional $200.0 million and to reduce the interest margin applicable to the full balance thereof from 3.50% to 3.00%. The net proceeds of the new borrowings were applied to reduce a portion of the outstanding balance on the 2016 Revolver.

Total debt related to the 2016 Senior Term Loan as of December 31, 2017 was $1,235.4 million. As of December 31, 2017, the Company had no borrowings outstanding under the 2016 Revolver. The 2016 Revolver had available borrowing capacity as of December 31, 2017 of $274.5 million.

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

The 2016 Senior Term Loan provided for a $1.05 billion senior secured term loan that was made available to a newly formed direct subsidiary of Forterra, Inc. and used to repay the 2015 Senior Term Loan of Forterra Building Products. Subject to the conditions set forth in the term loan agreement, the 2016 Senior Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA of Forterra, Inc. and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met. The 2016 Senior Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. On May 1, 2017, the Company amended the 2016 Senior Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the margin interest margins applicable to the full balance of the 2016 Senior Term Loan by 50 basis points such that applicable margin is based on LIBOR has been reduced from 3.50% to 3.00%. Interest will accrue on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively.

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

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented (in thousands).

	Successor			Predecessor

	Year ended December 31, 2017	Year ended December 31, 2016	March 14, 2015 to December 31, 2015	January 1, 2015 to March 13, 2015

Statement of Cash Flows data:
Net cash provided by (used in) operating activities	$42,334	$76,925	$121,417	$(48,224)
Net cash used in investing activities	(66,023)	(1,062,447)	(898,039)	(2,762)
Net cash provided by financing activities	86,250	981,728	822,580	60,907

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was $42.3 million for the year ended December 31, 2017, $76.9 million for the year ended December 31, 2016, $121.4 million for the period from March 14, 2015 to December 31, 2015, and $(48.2) million for the period from January 1, 2015 to March 13, 2015. Changes during the periods are primarily due to the variability between the timing of receipt and distribution of cash in our working capital accounts.

Net Cash Used in Investing Activities

Net cash used in investing activities was $66.0 million for the year ended December 31, 2017 primarily due to capital expenditures of $52.5 million, $1,062.4 million for the year ended December 31, 2016 due primarily to the business acquisitions made of $1,008.2 million, $898.0 million for the period from March 14, 2015 to December 31, 2015 primarily due to the Acquisition and Cretex acquisition, and $2.8 million for the period from January 1, 2015 to March 13, 2015 due to capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $86.3 million for the year ended December 31, 2017 due primarily to proceeds from additional borrowing under the 2016 Senior Term Loan. Net cash provided by financing activities was $981.7 million for the year ended December 31, 2016 due primarily to the Refinancing, the IPO, and additional debt incurred as part of the Sherman-Dixie Acquisition, the U.S. Pipe Acquisition and the Debt Recapitalization and a capital contribution from Lone Star to be used in the U.S. Pipe Acquisition, partially offset by a dividend to Lone Star in connection with the Debt Recapitalization. Net cash provided by financing activities was $822.6 million for the period from March 14, 2015 to December 31, 2015 primarily consisting of additional borrowings of long-term debt incurred in connection with the Acquisition as well as capital contributions from Lone Star. Net cash provided by financing activities was $60.9 million for the period January 1, 2015 to March 13, 2015 due to capital contributions from our former parent.

Capital Expenditures

Our capital expenditures were $52.5 million for the year ended December 31, 2017, $54.3 million for the year ended December 31, 2016, $14.7 million for the period from March 14, 2015 to December 31, 2015 and $2.8 million for the period from January 1, 2015 to March 13, 2015. Capital expenditures primarily related to equipment, such as plant and mobile equipment, expansion of existing facilities and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments. As of December 31, 2017, outstanding stand-by letters of credit amounted to $15.1 million.

Contractual Obligations and Other Long-Term Liabilities

The following table summarizes our significant contractual obligations as of December 31, 2017. Non-cancelable operating leases are presented net of non-cancelable subleases. Some of the amounts included in the table are based on management's estimate and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payment Due by Period
	Total	2018	2019	2020	2021	2022	Thereafter
	(In thousands)
Senior term loan	1,235,367	12,510	12,510	12,510	12,510	12,510	1,172,817
Interest on indebtedness	323,150	56,961	56,381	55,955	55,175	54,643	44,035
Operating leases	708,136	31,509	29,060	27,531	25,213	24,941	569,882
Total Commitments	2,266,653	100,980	97,951	95,996	92,898	92,094	1,786,734

Additionally, we have accrued approximately $83.0 million associated with the tax receivable agreement in long-term liabilities and $34.6 million of other long-term liabilities as of December 31, 2017. The risks and uncertainties associated with the tax receivable agreement are further explained in Note 15, Commitments and contingencies to the consolidated financial statements.

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

Use of estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. The more significant estimates made relate to fair value estimates for assets and liabilities acquired in business combinations; accrued liabilities for environmental cleanup, bodily injury and insurance claims; estimates for commitments and contingencies; and estimates for the realizability of deferred tax assets, the tax receivable agreement obligation, inventory reserves, allowance for doubtful accounts and impairment of goodwill and long-lived assets.

Inventories

Inventories are valued at the lower of cost or net realizable value. Our inventories are valued using the average cost and first-in-first-out methods. Inventories include materials, labor and applicable factory overhead costs. The value of inventory is adjusted for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated considering the impact of market trends, an evaluation of economic conditions, and the value of current orders relating to the future sales of each respective component of inventory.

Goodwill and other intangible assets, net

Goodwill represents the excess of costs over the fair value of identifiable assets acquired and liabilities assumed. We evaluate goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets which requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. We perform our annual impairment testing of goodwill as of October 1 of each year and in interim periods if events occur that would indicate that it is more likely than not the fair value of a reporting unit is less than carrying value. We first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative goodwill impairment test. We may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative analysis. The quantitative analysis compares the fair value of the reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds the fair value, impairment is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Income Taxes

Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company's tax returns in future years for which a tax benefit has already been recorded in our income statement. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which we have already taken a deduction in its tax return but have not yet recognized as expense in the financial statements.

We recognize a tax benefit for uncertain tax positions only if we believe it is more likely than not that the position will be upheld on audit based solely on the technical merits of the tax position. We evaluate uncertain tax positions after the consideration of all available information. Penalties and interest related to income tax uncertainties, should they occur, would be included in income tax expense in the period in which they are incurred.

As of the date of the Acquisition, the Successor financial statements reflect a new tax basis of accounting as the Company includes taxable entities independent of the Predecessor.

For our Predecessor periods, income tax expense and related current and deferred income taxes receivable and payable were calculated assuming that the Predecessor files hypothetical stand-alone income tax returns in Canada and hypothetical consolidated income tax returns for the U.S. building products activities. All hypothetical current taxes payable or receivable were deemed settled through net parent investment. All tax consequences associated with the Predecessor period were retained by HC.

Revenue recognition

Revenues are recognized when the risks and rewards associated with the transaction have been transferred to the purchaser, which is demonstrated when all the following conditions are met: evidence of a binding arrangement exists, products have been delivered or services have been rendered, there is no future performance required, fees are fixed or determinable and amounts are collectible under normal payment terms. Sales represent the net amounts charged or chargeable in respect of services rendered and goods supplied, excluding intercompany sales. Sales are recognized net of any discounts given to the customer.

A portion of our sales revenue is derived from sales to distributors. Distributor revenue is recognized when all of the criteria for revenue recognition are met, which is generally the time of shipment to the distributor. All returns and credits are estimable and recognized as contra-revenue.

We bill and incur shipping costs to third parties for the transportation of building products to customers. For the years ended December 31, 2017 and December 31, 2016, the period from March 14, 2015 to December 31, 2015, and the period from January 1, 2015 to March 13, 2015, we recorded freight costs of approximately $132.3 million, $104.6 million, $50.0 million, and $9.2 million, respectively, on a gross basis within net sales and cost of goods sold in the accompanying statements of operations.

Our revenues primarily relate to product shipments. For certain engineering and construction contracts and building contracting arrangements, we recognize revenue using the percentage of completion method, based on total contract costs incurred to date compared to total estimated cost at completion for each contract. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. If estimated total costs on a contract indicate a loss, the entire loss is provided for in the financial statements immediately. To the extent we have invoiced and collected from customers more revenue than has been recognized as revenue using the percentage of completion method, we record the excess amount invoiced as deferred revenue. Revenue recognized in excess of amounts billed and balances billed but not yet paid by customers under retainage provisions are classified as a current asset within receivables, net on the balance sheet. For the year ended December 31, 2017, the year ended December 31, 2016, the period from March 14, 2015 to December 31, 2015, and the period from January 1, 2015 to March 13, 2015, revenue recognized in continuing operations using the percentage of completion method amounted to 3%, 3%, 6% and 5% of total net sales, respectively.

We generally provide limited warranties related to our products which cover manufacturing in accordance with the specifications identified on the face of our quotation or order acknowledgment and to be free of defects in workmanship or materials. The warranty periods typically extend for a limited duration of one year. We estimate and accrue for potential warranty exposure related to products which have been delivered.

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
Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. Based upon our outstanding principal amount of debt of $1,235.4 million at December 31, 2017, an increase in the current rate levels of 1% would result in an increase in our annual interest expense of $12.4 million.

Foreign Currency Risk

Approximately 6.0% of our net sales for the year ended December 31, 2017 were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the year ended December 31, 2017, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.8 million. This may differ from actual results depending on the levels of net sales outside of the U.S.

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

At December 31, 2017 and 2016, the Company had an individual customer within its Water Pipe & Products segment that accounted for more than 10% of total net sales for the years ended December 31, 2017 and 2016. The customer represented approximately 13% and 11% of the Company's total net sales for the years ended December 31, 2017 and 2016, respectively, and had total receivables at December 31, 2017 and 2016 totaling 17% and 13% of the Company total receivables, net, respectively. No similar large customer existed for the year ended December 31, 2015.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forterra, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Forterra, Inc. (the Successor or the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the each of the two years in the period ended December 31, 2017 and for the period from March 14, 2015 to December 31, 2015, and the related notes. We have also audited the accompanying combined statements of operations, comprehensive loss, parent company net investment, and cash flows of the North American building products operations of HeidelbergCement AG (the Predecessor) for the period from January 1, 2015 to March 13, 2015, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 and for the period from March 14, 2015 to December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statements present fairly, in all material respects, the Predecessor’s combined results of operations and cash flows for the period from January 1, 2015 to March 13, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 7, 2018 expressed an adverse opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the
PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas
March 7, 2018

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Statements of Operations
(in thousands, except per share data)

	Successor			Predecessor
			For the period from	For the period from
	Year ended December 31,	Year ended December 31,	March 14 to December 31,	January 1 to March 13,
	2017	2016	2015	2015

Net sales	$1,580,413	$1,363,962	$604,275	$112,698
Cost of goods sold	1,327,305	1,083,508	513,723	98,339
Gross profit	253,108	280,454	90,552	14,359
Selling, general & administrative expenses	(255,034)	(216,099)	(121,554)	(17,106)
Impairment and exit charges	(13,220)	(2,218)	(1,026)	(542)
Earnings from equity method investee	12,360	11,947	8,429	67
Gain (loss) on sale of property, plant, and equipment, net	(2,107)	(21,274)	(624)	122
Other operating income, net	7,304	10,303	1,716	696
	(250,697)	(217,341)	(113,059)	(16,763)
Income (loss) from operations	2,411	63,113	(22,507)	(2,404)

Other income (expenses)
Interest expense	(59,408)	(125,048)	(45,953)	(82)
Change in tax receivable agreement liability	46,180	—	—	—
Other income (expense), net	(31,915)	(847)	(326)	(28)
Loss before income taxes	(42,732)	(62,782)	(68,786)	(2,514)
Income tax (expense) benefit	40,672	51,692	(5,392)	742
Loss from continuing operations	(2,060)	(11,090)	(74,178)	(1,772)

Discontinued operations, net of tax	—	3,484	(8,608)	(3,984)

Net loss	$(2,060)	$(7,606)	$(82,786)	$(5,756)

Basic and Diluted earnings (loss) per share:
Continuing operations	$(0.03)	$(0.23)	$(1.63)
Discontinued operations	$—	$0.07	$(0.19)
Net loss	$(0.03)	$(0.16)	$(1.82)

Weighted average shares of common stock outstanding:
Basic and Diluted	63,801	49,053	45,369

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Statements of Comprehensive Income (Loss)
(in thousands)

	Successor			Predecessor
			For the period from	For the period from
	Year ended December 31,	Year ended December 31,	March 14 to December 31,	January 1 to March 13,
	2017	2016	2015	2015
Net loss	$(2,060)	$(7,606)	$(82,786)	$(5,756)
Actuarial gains on defined benefit plans, net of tax	—	—	—	2,645
Unrealized gain (loss) on derivative activities, net of tax	(3,548)	215	1,549	—
Foreign currency translation adjustment	3,475	(472)	(6,317)	(19,751)
Comprehensive loss	$(2,133)	$(7,863)	$(87,554)	$(22,862)

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$104,534	$40,024
Receivables, net	192,654	201,481
Inventories	236,655	279,502
Prepaid expenses	5,381	6,417
Other current assets	27,059	5,179
Current assets held for sale	12,242	—
Total current assets	578,525	532,603
Non-current assets
Property, plant and equipment, net	412,572	452,914
Goodwill	496,141	491,447
Intangible assets, net	225,304	281,598
Investment in equity method investee	54,445	55,236
Other long-term assets	18,866	10,988
Non-current assets held for sale	25,385	—
Total assets	$1,811,238	$1,824,786
LIABILITIES AND EQUITY
Current liabilities
Trade payables	$108,560	$134,059
Accrued liabilities	72,782	78,165
Deferred revenue	9,029	20,797
Current portion of long-term debt	12,510	10,500
Current portion of tax receivable agreement	34,601	4,000
Current liabilities held for sale	4,615	—
Total current liabilities	242,097	247,521
Non-current liabilities
Senior term loan	1,181,277	990,483
Revolving credit facility	—	95,064
Deferred tax liabilities	67,481	100,550
Deferred gain on sale-leaseback	75,743	78,215
Other long-term liabilities	29,187	23,253
Long-term tax receivable agreement	82,962	156,783
Total liabilities	1,678,747	1,691,869
Commitments and Contingencies (Note 15)
Equity
Common stock, $0.001 par value. 190,000 shares authorized; 64,231 and 63,924 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	18	18
Additional paid-in-capital	230,023	228,316
Accumulated other comprehensive loss	(5,098)	(5,025)
Retained deficit	(92,452)	(90,392)
Total shareholders' equity	132,491	132,917
Total liabilities and shareholders' equity	$1,811,238	$1,824,786

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Statements of Shareholders' Equity and Parent Company Net Investment
(in thousands, except share data)

	Accumulated Net Contributions from Parent	Accumulated Other Comprehensive Income (Loss)	Total Parent Company Net Investment
Predecessor
Balance at December 31, 2014	$678,662	$(21,189)	$657,473
Net loss	(5,756)	—	(5,756)
Actuarial gains on defined benefit plans, net of tax	—	2,645	2,645
Foreign currency translation adjustment	—	(19,751)	(19,751)
Net transfers from Parent	60,910	—	60,910
Balance at March 13, 2015	$733,816	$(38,295)	$695,521

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity
Successor
Balance at March 14, 2015	—	$—	$—	$—	$—	$—
Initial capital contribution from parent	—	—	167,482	—	—	167,482
Return of contributed capital, net	—	—	(27,613)	—	—	(27,613)
Net loss	—	—	—	—	(82,786)	(82,786)
Gains on derivative transactions, net of tax	—	—	—	1,549	—	1,549
Foreign currency translation adjustment	—	—	—	(6,317)	—	(6,317)
Balance at December 31, 2015	—	$—	$139,869	$(4,768)	$(82,786)	$52,315
Capital contributions from parent	—	—	402,127	—	—	402,127
Return of contributed capital, net	—	—	(325,148)	—	—	(325,148)
Brick Disposition, net of tax	—	—	(150,222)	—	—	(150,222)
Issuance of common stock at Reorganization	45,369,474	—	—	—	—	—
Issuance of common stock at IPO	18,420,000	18	303,787	—	—	303,805
Issuance of restricted shares	134,650	—	—	—	—	—
Issuance of tax receivable agreement, net of tax	—	—	(142,349)	—	—	(142,349)
Share-based compensation expense	—	—	252	—	—	252
Net loss	—	—	—	—	(7,606)	(7,606)
Gains on derivative transactions, net of tax	—	—	—	215	—	215
Foreign currency translation adjustment	—	—	—	(472)	—	(472)
Balance at December 31, 2016	63,924,124	$18	$228,316	$(5,025)	$(90,392)	$132,917
Share-based compensation expense		—	3,696	—	—	3,696
Issuance of restricted shares	310,618	—	—	—	—	—
Shares withheld for taxes	(3,854)	—	(37)	—	—	(37)
Net loss		—	—	—	(2,060)	(2,060)
Loss on derivative transactions, net of tax		—	—	(3,548)	—	(3,548)
Other		—	(1,952)	—	—	(1,952)
Foreign currency translation adjustment	—	—	—	3,475	—	3,475
Balance at December 31, 2017	64,230,888	$18	$230,023	$(5,098)	$(92,452)	$132,491

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Statements of Cash Flows
(in thousands)

	Successor			Predecessor
			For the period from	For the period from
	Year ended December 31,	Year ended December 31,	March 14 to December 31,	January 1 to March 13,
	2017	2016	2015	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,060)	$(7,606)	$(82,786)	$(5,756)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation & amortization expense	115,659	99,873	32,930	6,894
Loss on business divestiture	32,278	—	—	—
Loss (gain) on disposal of property, plant and equipment	2,107	21,267	618	(122)
Amortization of debt discount and issuance costs	8,123	8,244	5,085	—
Stock-based compensation expense	3,696	252	—	—
Impairment on property, plant, and equipment and goodwill	10,551	—	1,088	27
Write-off of debt discount and issuance costs	—	22,385	—	—
Earnings from equity method investee	(12,360)	(11,947)	(8,429)	(67)
Distributions from equity method investee	13,150	13,000	8,542	—
Unrealized (gain) loss on derivative instruments, net	(5,251)	2,945	(8,331)	—
Unrealized foreign currency gains, net	(615)	(5,485)	6,940	(26)
Provision (recoveries) for doubtful accounts	2,947	(1,864)	1,377	(31)
Deferred taxes	(25,496)	(67,619)	(3,138)	2,749
Deferred rent	2,616	1,371	1,279	—
Other non-cash items	196	1,012	(13)	(1,736)
Change in assets and liabilities:
Receivables, net	(16,831)	16,852	28,900	(7,520)
Inventories	1,838	14,916	59,506	(20,160)
Other current assets	(23,436)	(6,412)	(2,153)	(855)
Accounts payable and accrued liabilities	(19,424)	(27,655)	72,422	(20,119)
Change in tax receivable agreement liability	(46,180)	—	—	—
Other assets & liabilities	826	3,396	7,580	(1,502)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	42,334	76,925	121,417	(48,224)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(52,514)	(54,289)	(14,705)	(2,762)
Proceeds from the sale of long-term assets	23,200	—	2,194	—
Assets and liabilities acquired, business combinations, net	(36,709)	(1,008,158)	(885,528)	—
NET CASH USED IN INVESTING ACTIVITIES	(66,023)	(1,062,447)	(898,039)	(2,762)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale-leaseback	—	216,280	—	—
Payment of debt issuance costs	(2,498)	(20,036)	(27,410)	—
Proceeds from issuance of common stock, net	—	303,805	—	—
Payments on senior and junior term loans	(12,008)	(1,300,536)	(5,366)	—
Proceeds from senior and junior term loans, net	200,000	1,593,150	730,404	—
Proceeds from revolver	194,000	398,611	45,619	—
Payments on revolver	(293,000)	(248,173)	(45,619)	—
Proceeds from settlement of derivatives	—	6,546	—	—
Capital contribution from Predecessor Parent, net	—	—	—	60,910
Capital contribution from parent	—	402,127	167,482	—
Payments for return of contributed capital	—	(363,582)	(42,513)	—
Other financing activities	(244)	(6,464)	(17)	(3)
NET CASH PROVIDED BY FINANCING ACTIVITIES	86,250	981,728	822,580	60,907
Effect of exchange rate changes on cash	1,949	228	(2,368)	(130)
Net change in cash and cash equivalents	64,510	(3,566)	43,590	9,791
Cash and cash equivalents, beginning of period	40,024	43,590	—	42
Cash and cash equivalents, end of period (a)	$104,534	$40,024	$43,590	$9,833
(a) At December 31, 2015, $17,563 of cash and cash equivalents are attributable to current assets held for divestiture.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

1. Organization and description of the business

General

Forterra, Inc., which we refer to in these financial statements as Forterra, the Company or Successor, is involved in the manufacturing, sale and distribution of building materials in the United States (‘‘U.S.’’) and Canada. Forterra’s primary products are concrete drainage pipe, precast concrete structures, and water transmission pipe used in drinking and wastewater systems. These products are used in the residential, infrastructure and non-residential sectors of the construction industry.

Forterra, a Delaware corporation, was formed on June 21, 2016 to hold the business of Forterra Building Products following the Reorganization (as defined below).

The business of Forterra Building Products included indirect wholly-owned subsidiaries of LSF9 Concrete Holdings Ltd., or LSF9. Lone Star Fund IX (U.S.), L.P. , which we refer to along with its affiliates and associates, but excluding the Company and other companies that it owns as a result of its investment activity, as Lone Star, through its wholly-owned subsidiary LSF9, acquired the business of Forterra Building Products on March 13, 2015, or the Acquisition. LSF9, which was formed on February 6, 2015 for the purpose of acquiring the business of Forterra Building Products had no operations prior to the date of the Acquisition.

Prior to the Acquisition, the entities comprising the business of Forterra Building Products which were acquired by Lone Star were indirect wholly-owned subsidiaries of HeidelbergCement A.G., or HC or Parent, a publicly listed company in Germany, encompassing HC's North American building products operations, which we refer to as BP NAM or the Predecessor. LSF9 acquired BP NAM in a business combination which also included the acquisition of HC’s U.K.-based building products operations for a total initial purchase price of $1.33 billion cash, including customary working capital adjustments and a possible earnout of up to $100.0 million as contingent consideration. The acquisition of BP NAM and HC's UK-based building products business was funded with an equity investment of $432.3 million and third-party debt in the amount of $940.0 million. As HC's U.K.-based building products operations are not part of Forterra, Forterra was allocated a proportion of the total debt and equity used in the Acquisition.

Initial Public Offering

On October 6, 2016, Forterra filed an Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock from 1,000 with a par value of $0.01 per share to 190,000,000 with a par value of $0.001 per share, and, immediately after which, effected a 41,619.472 for one stock split of its issued and outstanding common stock previously approved by the Company's Board of Directors. Following the stock split there were 41,619,472 shares of common stock outstanding. The Company's Amended and Restated Certificate of Incorporation has also authorized 10,000,000 shares of preferred stock that may be issued at the approval of the Company's Board of Directors. No shares of preferred stock have been issued or were outstanding as of December 31, 2017.

On October 25, 2016, Forterra sold 18,420,000 shares of common stock in its initial public offering, or the IPO at a public offering price of $18.00 per share. The Company received net proceeds of $313.3 million in the IPO before offering costs.

Reorganization

Prior to the consummation of the IPO, LSF9 distributed its brick operations in the United States and Eastern Canada to an affiliate of Lone Star, or the Bricks Disposition, recognized as a return of capital in the statement of shareholders' equity. Following the Bricks Disposition and prior to the consummation of the IPO, the remaining building products operations of LSF9 in the United States and Eastern Canada, were transferred to Forterra, Inc. in an internal reorganization under common control transaction, or the Reorganization. Following the Reorganization, Forterra, Inc. became a wholly owned subsidiary of Forterra US Holdings, LLC, which is indirectly wholly owned by an affiliate of Lone Star.

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

Refinancing

Concurrent with the completion of the IPO, Forterra entered into a new asset based revolving credit facility for working capital and general corporate purposes, or the 2016 Revolver, and a new $1.05 billion senior term loan facility, the proceeds of which, together with a $125.0 million draw on the 2016 Revolver and $296.0 million in proceeds from the IPO, were used to repay in full and terminate the then-existing asset based revolving credit facility, or the 2015 Revolver, $1.04 billion senior term loan, or the 2015 Senior Term Loan and $260.0 million junior term loan, or the Junior term Loan. On May 1, 2017, the Company amended the senior term loan facility entered into concurrent with the IPO to increase the principal outstanding by an additional $200.0 million and to reduce the interest margin applicable to the full balance thereof, or as amended, the 2016 Senior Term Loan.

The terms of the 2016 Senior Term Loan and 2016 Revolver are described in greater detail in Note 11, Debt and deferred financing costs.

Strategic Transactions

A number of transactions have been completed since the Acquisition, and the acquisitions and divestitures summarized below are described further in Note 3 and Notes 14 and 21, respectively. These transactions include:

Purchase Price
Acquisitions:	(in millions)
2015
Cretex Concrete Products, Inc.	$245.1
2016
Sherman-Dixie Concrete Industries	66.8
USP Holdings, Inc.	778.7
Bio Clean Environmental Services, Inc. and Modular Wetland Systems, Inc.	31.9
J&G Concrete Operations, LLC	32.4
Precast Concepts, LLC	99.6
2017
Royal Enterprises America, Inc.	35.5

On April 12, 2016, Forterra sold its roof tile business for aggregate consideration of $10.5 million, or the Roof Tile Divestiture. The Roof Tile Divestiture generated a loss of $0.8 million recorded in other income (expense), net for the year ended December 31, 2016.

On July 31, 2017, the Company sold its U.S. concrete and steel pressure pipe business to Thompson Pipe Group, or TPG, for aggregate consideration of $23.2 million, subject to customary net working capital adjustments, or the U.S. Pressure Pipe Divestiture, as well as certain assets relating to a U.S. drainage facility. The Company used the net proceeds from the transaction to partially pay down the balance outstanding on its 2016 Revolver. The U.S. Pressure Pipe Divestiture generated a loss of $32.3 million recorded in other income (expense), net in the Company's consolidated statements of operations for the year ended December 31, 2017. In addition, during the second quarter of 2017, in connection with the pending U.S. Pressure Pipe Divestiture, the Company recorded a pre-tax long-lived asset impairment charge of $7.5 million within impairment and exit charges in the Company's

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

consolidated statements of operations. See Note 21, Discontinued operations and divestitures for additional details regarding the transaction.

2. Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements for the Successor periods include the accounts and results of operations of Forterra, Inc. and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation - Successor

In the accompanying financial information, Successor refers to the consolidated financial statements of Forterra and Predecessor refers to the combined financial statements of BP NAM. The term “Company” is used throughout the financial statements and applies to either the Predecessor or the Successor.

The Successor’s consolidated financial statements include certain assets and liabilities historically held at LSF9, including the proportionate debt and related interest expense incurred by LSF9 to acquire the Company that Forterra was obligated to pay. The Company's portion of Lone Star's initial $432.3 million equity investment is $167.5 million. The Company’s allocated portion of the $940.0 million of third party debt used to finance the Acquisition was $515.5 million. The remaining $424.5 million of the debt was allocated to affiliates of LSF9 that are not included in these financial statements based on the amounts affiliates of LSF9 have fully repaid. The Company and the affiliates of LSF9 were co-obligors and jointly and severally liable under the terms of the initial credit agreements related to the 2015 Senior Term Loan, Junior Term Loan and 2015 Revolver or the Initial Credit Agreements. In April of 2016, the Company’s affiliate co-obligors were released from joint and several liability under the Initial Credit Agreements and the Company was consequently the sole source of repayment for its $515.5 million share of the initial obligation under the Initial Credit Agreements. The balance was settled by Forterra in the Refinancing. See further discussion in Note 11, Debt and deferred financing costs.

Basis of Presentation - Predecessor

The legal entities comprising BP NAM were a component of the North American operating segment of HC and consisted of U.S. operating entities that were directly owned by Lehigh Hanson, Inc., or LHI, a U.S. holding company, and Canadian operating entities that were directly owned by Hanson America Holdings (4), Ltd., a U.K. holding company.

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

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

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

Reclassification

Certain prior year numbers have been reclassified to conform to current year presentations.

Business Combinations

Assets acquired and liabilities assumed in business combination transactions, as defined by the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 805, Business Combination, are recorded at fair value using the acquisition method of accounting. The Company allocates the purchase price of acquisitions based upon the fair value of each component which may be derived from various observable and unobservable inputs and assumptions. Initial purchase price allocations are preliminary and subject to revision within the measurement period, not to exceed one year from the date of the transaction. The fair value of property, plant and equipment and intangible assets may be based upon the discounted cash flow method that involves inputs that are not observable in the market (Level 3). Goodwill assigned represents the amount of consideration transferred in excess of the fair value assigned to identifiable assets acquired and liabilities assumed.

Use of estimates

The preparation of the consolidated (successor) / combined (predecessor) financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. The more significant estimates made by management relate to fair value estimates for assets and liabilities acquired in business combinations; accrued liabilities for environmental cleanup, bodily injury and insurance claims; estimates for commitments and contingencies; and estimates for the realizability of deferred tax assets, the tax receivable agreement obligation, inventory reserves, allowance for doubtful accounts and impairment of goodwill and long-lived assets.

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

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

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

The Company had an individual customer within its Water Pipe & Products segment, Core & Main, that accounted for approximately 13% and 11% of the Company's total net sales for the years ended December 31, 2017 and 2016, respectively, and total receivables at December 31, 2017 and 2016 representing 17% and 13% of the Company total receivables, net, respectively.

Concentration of Labor

Approximately 33% of the Company’s employees are represented by collective bargaining agreements, and 27% of these employees are included in collective bargaining agreements that expire within 12 months.

Inventories

Inventories are valued at the lower of cost or net realizable value. The Company’s inventories are valued using the average cost and first-in-first-out methods. Inventories include materials, labor and applicable factory overhead costs. The value of inventory is adjusted for damaged, obsolete, excess and slow-moving inventory. Market value of inventory is estimated considering the impact of market trends, an evaluation of economic conditions, and the value of current orders relating to the future sales of each respective component of inventory.

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

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Long-lived assets held for sale

The Company accounts for long-lived assets held for sale in accordance with ASC 360 which requires assets to be classified as held for sale when the following criteria are met: 1) management, having the authority to approve the action, commits to a plan to sell; 2) the asset or asset group is available for immediate sale in its present condition; 3) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; 4) actions required to complete the sale indicate that is it unlikely that significant changes to the plan will be made or that the plan will be withdrawn; and 5) the sale is probable to qualify for recognition as a completed sale within one year.

At such time assets or an asset group are determined to be held for sale, its carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. An impairment charge is recognized if the carrying value is in excess of its fair value. The assets and liabilities are required to be classified as held for sale on the accompanying consolidated balance sheets. See additional description in Note 21, Discontinued operations and divestitures.

Goodwill and other intangible assets, net

Goodwill represents the excess of costs over the fair value of identifiable assets acquired and liabilities assumed. The Company evaluates goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”). ASC 350 requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company performs its annual impairment testing of goodwill as of October 1 of each year and in interim periods if events occur that would indicate that it is more likely than not the fair value of a reporting unit is less than carrying value. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative analysis. The quantitative analysis compares the fair value of the reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds the fair value, impairment is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The Company evaluates its intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the net book value may not be recoverable. Intangible assets with finite lives consist of customer relationships, customer backlogs, and brand names, and are amortized under the consumption method over the estimated useful lives. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends.

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

The Company’s derivative assets and liabilities are measured at fair value. Fair value related to the cash flows occurring within one year are classified as current and the fair value related to the cash flows occurring beyond one year are classified as non-current in the consolidated balance sheets. For those instruments designated as hedges, the Company recognizes the changes in fair value in other comprehensive income (“OCI”), and recognizes any ineffectiveness immediately in earnings.

Valuation of derivative assets and liabilities reflect the value of the instrument including counterparty credit risk. These values also take into account the Company’s own credit standing.

Deferred financing costs

In conjunction with its debt, the Company had a total of $41.6 million in debt discounts and debt issuance costs as of December 31, 2017. These costs are amortized over the life of the applicable debt instrument to interest expense utilizing the effective interest method.

Fair value measurement

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

Environmental remediation liabilities

The Company accrues for costs on an undiscounted basis associated with environmental remediation obligations when such costs are probable and reasonably estimable; if an estimated amount is likely to fall within a range and no amount within that range can be determined to be the better estimate, the minimum amount of the range is recorded. Claims for recoveries from insurance carriers and other third parties are not recorded until it is probable that the recoveries will be realized. Such accruals are adjusted as further information develops or circumstances change.     Environmental expenditures that relate to current operations or to conditions caused by past operations are expensed. Expenditures that create future benefits are capitalized. At December 31, 2017 and 2016, the Company had environmental obligations of $1.6 million and $1.7 million, respectively, which are recorded within accrued liabilities and other long-term liabilities in the balance sheets.

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

Stock-based plans

The Company applies the provisions of ASC 718, Compensation - Stock Compensation, in its accounting and reporting for stock-based compensation. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. All unvested options outstanding under the Company's option plans have grant prices equal to the market price of the Company's stock on the dates of grant. Compensation cost for restricted stock and restricted stock units is determined based on the fair market value of the Company's stock at the date of grant. Stock-based compensation expense is generally recognized over the required service period, or over a shorter period when employee retirement eligibility is a factor. Awards that may be settled in cash or company stock are classified as liabilities and remeasured at fair value at the end of each reporting period until the awards are settled.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Income Taxes

Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company's tax returns in future years for which a tax benefit has already been recorded in the Company's income statement. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which the Company has already taken a deduction in its tax return but have not yet recognized as expense in the financial statements.

The Company recognizes a tax benefit for uncertain tax positions only if the Company believes it is more likely than not that the position will be upheld on audit based solely on the technical merits of the tax position. The Company evaluates uncertain tax positions after the consideration of all available information. Penalties and interest related to income tax uncertainties, should they occur, would be included in income tax expense in the period in which they are incurred.

As of the date of the Acquisition, the Successor financial statements reflect a new tax basis of accounting as the Company includes taxable entities independent of the Predecessor.

For the Company's Predecessor periods, income tax expense and related current and deferred income taxes receivable and payable were calculated assuming that the Predecessor files hypothetical stand-alone income tax returns in Canada and hypothetical consolidated income tax returns for the U.S. building products activities. All hypothetical current taxes payable or receivable were deemed settled through net parent investment. All tax consequences associated with the Predecessor period were retained by HC.

Revenue recognition

Revenues are recognized when the risks and rewards associated with the transaction have been transferred to the purchaser, which is demonstrated when all the following conditions are met: evidence of a binding arrangement exists, products have been delivered or services have been rendered, there is no future performance required, fees are fixed or determinable and amounts are collectible under normal payment terms. Sales represent the net amounts charged or chargeable in respect of services rendered and goods supplied, excluding intercompany sales. Sales are recognized net of any discounts given to the customer.

A portion of the Company's sales revenue is derived from sales to distributors. Distributor revenue is recognized when all of the criteria for revenue recognition are met, which is generally the time of shipment to the distributor. All returns and credits are estimable and recognized as contra-revenue.

The Company bills and incurs shipping costs to third parties for the transportation of building products to customers. For the years ended December 31, 2017 and December 31, 2016, the period from March 14, 2015 to December 31, 2015, and the period from January 1, 2015 to March 13, 2015, the Company recorded freight costs of approximately $132.3 million, $104.6 million, $50.0 million, and $9.2 million, respectively, on a gross basis within net sales and cost of goods sold in the accompanying statements of operations.

The Company's revenues primarily relate to product sales. For certain engineering and construction contracts and building contracting arrangements, the Company recognizes revenue using the percentage of completion method, based on total contract costs incurred to date compared to total estimated cost at completion for each contract. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. If estimated total costs on a contract indicate a loss, the entire loss is provided for in the financial statements immediately. To the extent the Company has invoiced and collected from its customers more revenue than has been recognized as revenue using the percentage of completion method, the Company records the excess amount invoiced as deferred revenue. Revenue recognized in excess of amounts billed and balances billed but not yet paid by customers under retainage provisions are classified as a current asset within receivables, net on the balance sheet. For the year ended December 31, 2017, the year ended December 31, 2016, the period from March 14, 2015 to December 31, 2015, and the period from

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

January 1, 2015 to March 13, 2015, revenue recognized in continuing operations using the percentage of completion method amounted to 3%, 3%, 6% and 5% of total net sales, respectively.

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

Proceeds from Insurance

In 2016, a facility of the Company sustained fire damage for which insurance claims were made. The Company recognized a net insurance recovery gain of $3.8 million that was reported a component of the Company's loss from operations in Other operating income. Proceeds from insurance settlements, except for those directly related to investing or financing activities, were recognized as cash inflows from operating activities. The losses related to such event are recognized as incurred. As the majority of the damage was to fully depreciated assets, the amount of losses were less than the amount of the insurance proceeds received. Insurance proceeds are recorded to the extent of the losses and then, only if recovery is realized or probable. Any gain in excess of losses are recognized only when the contingencies regarding the recovery are resolved, and the amount is fixed or determinable.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting to provide guidance about which changes to the terms or conditions of a share-based

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

payment award require modification accounting in Topic 718. The Company early adopted ASU 2017-09 as of October 1, 2017 and applied the new guidance prospectively.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requiring an entity to measure inventory within the scope of the ASU at the lower of cost and net realizable value. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted the ASU 2015-11 effective January 1, 2017. The adoption did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance. ASC Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. The new guidance outlines a single comprehensive model for accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The guidance is effective for interim and annual reporting periods for public companies beginning after December 15, 2017. The standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company will adopt the new revenue guidance effective January 1, 2018 using the modified retrospective method. The Company is substantially complete with its evaluation of the effect that the adoption will have on its financial statements. Due to the nature of our business, we expect the timing of our revenue recognition to generally remain the same under the new standard as compared to the guidance under ASC Topic 605, and we currently do not anticipate the adoption will have a material effect on our financial statements.

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

In August 2016, the FASB issued ASU 2016-15 Statements of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, providing clarifications as to the presentation and classification in the cash flows of eight specific issues, including but not limited to prepayment of debt or debt extinguishment costs and contingent consideration payments made after a business combination. The Company adopted this standard on January 1, 2018. The adoption of the ASU can have an impact on the Company's cash flow presentation in future periods.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income to allow a

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company at the Acquisition date (in thousands):

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

Contingent Consideration

As discussed in Note 1, the Acquisition included contingent consideration of up to an additional $100.0 million based on the earnings of LSF9 for fiscal year 2015 as adjusted by the purchase agreement or the Earnout. The Earnout is based on the achievement of an amount in excess of a certain minimum threshold of adjusted

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined by the purchase agreement, for the calendar year ended December 31, 2015. The Company determined that achieving the required threshold to trigger a payout to the Seller was not probable and, therefore, the Company did not record a contingent liability related to the Earnout as of the Acquisition date. Based on 2015 actual results, the Company concluded the Earnout was not earned and, accordingly, did not record a liability as of December 31, 2015. See further discussion of the Earnout contingency in Note 15, noting that HC is disputing the Earnout and if the Company is unsuccessful in resolving the dispute, Forterra could recognize a material charge to its earnings.

Subsequent to the Acquisition, the Company completed the following transactions:

•
Cretex Acquisition - On October 1, 2015, Forterra acquired Cretex Concrete Products, Inc. for aggregate consideration of $245.1 million, or the Cretex Acquisition. Cretex was a manufacturer of concrete pipe, box culverts, concrete precast drainage structures, pre-stressed bridge components and ancillary precast products in the Upper Midwestern United States, and now operates as part of our Drainage Pipe & Products segment. The purchase of Cretex was partially funded with proceeds from financing transactions totaling $240.0 million as an add-on to the 2015 Senior Term Loan and cash on hand.

•
Sherman-Dixie Acquisition - On January 29, 2016, Forterra acquired substantially all the stock of Sherman-Dixie for aggregate consideration of $66.8 million, or the Sherman-Dixie Acquisition. Sherman-Dixie was a manufacturer of precast concrete structures operating in Kentucky, Tennessee, Alabama and Indiana and now operates as part of our Drainage Pipe & Products segment. The Sherman Dixie Acquisition was financed with borrowings on the 2015 Revolver.

•
U.S. Pipe Acquisition - On April 15, 2016, Forterra acquired all of the stock of USP for aggregate consideration of $778.7 million, or the USP Acquisition. USP is a manufacturer of water transmission pipe servicing residential, commercial and infrastructure customers. USP operates as part of the Company’s Water Pipe & Products segment. The USP Acquisition was financed with proceeds from a capital contribution, borrowings on the 2015 Revolver and cash on hand.

•
Bio Clean Acquisition - On August 4, 2016, Forterra acquired all of the stock of Bio Clean Environmental Services, Inc. and Modular Wetland Systems, Inc. (together, Bio Clean) for aggregate consideration of $31.9 million, or the Bio Clean Acquisition. Bio Clean designs and sells storm water management systems that meet the requirements of local regulatory bodies regulating storm water quality and owns technologies relating to drainage and storm water management. The Bio Clean Acquisition was financed with cash on hand.

•
J&G Acquisition - On October 14, 2016, Forterra acquired J&G Concrete Operations, LLC, or J&G for aggregate consideration of $32.4 million, inclusive of customary working capital adjustments, or the J&G Acquisition. J&G manufactures concrete pipe, box culverts and special fittings in North Texas. The J&G Acquisition was financed with borrowings on the 2015 Revolver.

•
Precast Concepts Acquisition - On October 14, 2016, Forterra acquired the business of Precast Concepts, for aggregate consideration of $99.6 million, inclusive of customary working capital adjustments, or the Precast Concepts Acquisition. Precast Concepts manufactures concrete pipe, box culverts, storm detention systems and other precast concrete and related products in Colorado through its three facilities. The Precast Concepts Acquisition was financed with borrowings on the 2015 Revolver.

•
Royal Acquisition - On February 3, 2017, Forterra acquired the assets of Royal for aggregate consideration of $35.5 million in cash, including customary working capital adjustments. Royal manufactures concrete drainage pipe, precast concrete products, storm water treatment technologies and erosion control products serving the greater Minneapolis market. The acquisition was financed with borrowings on the 2016 Revolver.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

The respective fair values of the assets acquired and liabilities assumed at the acquisition date are as follows:

	2015	2016					2017
	Cretex	Sherman-Dixie	U.S. Pipe	Bio Clean	J&G	Precast Concepts	Royal
Net working capital	$69,745	$14,279	$145,650	$2,546	$2,657	$14,993	$2,994
Property, plant and equipment, net	97,282	29,163	246,241	162	9,346	15,895	12,335
Customer relationship intangible	24,700	5,073	179,491	3,470	4,156	15,707	1,676
Non-compete agreement intangible	—	2,459	—	105	1,015	2,562	866
Trade names	600	138	37,388	1,065	—	29	308
Customer backlog intangible	800	843	—	—	780	2,213	63
Patents	—	—	13,093	10,464	—	—	72
In process R&D	—	—	—	6,692	—	—	—
Other intangibles	—	—	7,659	—	—	—	—
Other assets and liabilities	(7,582)	—	(9,803)	—	—	—	(726)
Deferred tax liabilities	—	(11,524)	(157,365)	—	—	—	—
Net identifiable assets acquired	185,545	40,431	462,354	24,504	17,954	51,399	17,588
Goodwill	59,555	26,319	316,356	7,434	14,494	48,204	17,903
Cash consideration transferred	$245,100	$66,750	$778,710	$31,938	$32,448	$99,603	$35,491

Goodwill recognized is attributable primarily to expected operating efficiencies and expansion opportunities in the business acquired. Goodwill is expected to be deductible for tax purposes except goodwill acquired with the USP and Sherman-Dixie acquisitions.

Transaction costs

For the years ended December 31, 2017 and 2016, the period from March 14, 2015 to December 31, 2015, and the period from January 1, 2015 to March 13, 2015, the Company recognized aggregate transaction costs, including legal, accounting, valuation, and advisory fees, specific to the acquisitions identified above of $0.4 million, $12.7 million, $13.7 million, and $2.1 million, respectively. These costs are recorded in the statements of operations within selling, general & administrative expenses.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

4. Receivables, net

Receivables consist of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Trade receivables	$190,143	$178,012
Amounts billed, but not yet paid under retainage provisions	1,091	1,959
Other receivables	5,453	22,408
Total receivables	$196,687	$202,379
Less: Allowance for doubtful accounts	(4,033)	(898)
Receivables, net	$192,654	$201,481

The Company records provisions for doubtful accounts in selling, general and administrative expenses in the statements of operations. The table below summarizes the Company's allowance for doubtful accounts for the periods presented (in thousands):

Allowance for doubtful accounts
Balance at December 31, 2015	$(3,283)
Provisions for doubtful accounts	1,495
Write-offs and adjustments	890
Balance at December 31, 2016	$(898)
Provisions for doubtful accounts	(2,947)
Write-offs and adjustments	(188)
Balance at December 31, 2017	$(4,033)

5. Inventories

Inventories consist of the following at December 31, 2017 and December 31, 2016 (in thousands):

	December 31,
	2017	2016
Finished goods	$156,207	$185,507
Raw materials	79,905	90,647
Work in process	543	3,348
Total inventories	$236,655	$279,502

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

The Company has recorded its investment in the Common Unit voting shares in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under the equity method of accounting.

As part of the Acquisition in 2015, the Company determined the fair value of the assets purchased, including its investment in CP&P, in accordance with ASC 805. As part of that process the Company assigned a value of $56.3 million to the investment as of the date of Acquisition. As of December 31, 2017 and 2016, the
Company's investment in CP&P amounted to $54.4 million and $55.2 million, respectively, which is included within the Drainage Pipe & Products segment. At December 31, 2017, the difference between the amount at which the Company's investment is carried and the amount of the Company's share of the underlying equity in net assets of CP&P was approximately $13.2 million. This difference relates to the Company's fair value assessment of the investment as part of the Acquisition, and this basis difference was primarily attributed to the value of land and equity method goodwill associated with the investment.

7. Property, plant and equipment, net

Property, plant and equipment, net consist of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Machinery and equipment	$343,827	$329,871
Land, buildings and improvements	144,273	142,105
Other equipment	5,141	2,592
Construction-in-progress	30,295	43,855
Total property, plant and equipment	523,536	518,423
Less: accumulated depreciation	(110,964)	(65,509)
Property, plant and equipment, net	$412,572	$452,914

Depreciation expense totaled $60.2 million, $54.1 million, $20.7 million, and $4.4 million for the years ended December 31, 2017 and 2016, for the period from March 14, 2015 to December 31, 2015, and for the period from January 1, 2015 to March 13, 2015, respectively, which is included in cost of goods sold and selling, general and administrative expenses in the statements of operations.

Impairments

The Company recorded impairment charges primarily in conjunction with plant closings undertaken for purposes of achieving operating efficiencies and recognized asset impairment charges for its property, plant and equipment of $0.9 million and $0.03 million, for the period from March 14, 2015 to December 31, 2015, and for the period from January 1, 2015 to March 13, 2015, respectively. No impairment charges were recognized for the year ended December 31, 2016. For the year ended December 31, 2017, the Company recorded $7.5 million of impairment charges primarily related to assets held for sale in conjunction with the sale of its U.S. concrete and steel pressure pipe business. See Note 21, Discontinued operations and divestitures for additional details. Asset impairments are included in impairment and exit charges on the statements of operations.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

8. Goodwill and other intangible assets, net

The Company has goodwill which has been recorded in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the years ended December 31, 2017 and December 31, 2016 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2016	168,866	322,581	491,447
Acquisitions	17,903	—	17,903
Assets held for sale	(8,736)	—	(8,736)
Impairment	—	(3,003)	(3,003)
Foreign currency and other adjustments	1,690	(3,160)	(1,470)
Balance at December 31, 2017	$179,723	$316,418	$496,141

Goodwill is required to be tested for impairment at the reporting unit level. The Company has three reporting units which have goodwill. The Company uses a combination of an income approach and a market approach to determine the fair value of the reporting unit. The income approach uses a reporting unit's estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. The market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting unit. The calculation of business enterprise value is based on significant unobservable inputs, such as price trends, customer demand, material costs and discount rates, and are classified as Level 3 in the fair value hierarchy. The Company's impairment determinations involve significant assumptions and judgments, as discussed above. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations.

During the second quarter of 2017, the Company performed interim goodwill impairment testing of our Canadian concrete pressure pipe reporting unit after identifying indicators it was more-likely-than-not the reporting unit's carrying value was in excess of its fair value. The reporting unit's operating results are primarily driven by large contractual projects, for which future demand has not materialized, driving changes in the valuations inputs and assumptions supporting the reporting unit's fair value. As a result of the interim impairment testing, the Company determined the carrying value of the reporting unit's goodwill was fully impaired and a goodwill impairment charge of $3.0 million was recorded during the second quarter of 2017.

The Company performed its annual goodwill impairment test as of October 1, 2017 and 2016 by conducting a quantitative analysis for all of the Company’s reporting units. As a result of our annual testing for 2017 and 2016, none of the reporting units with goodwill as of our testing date had carrying values in excess of their fair values. Therefore, the Company determined that no impairments were required.

Upon early adoption of ASU 2017-04 (see Note 2, Summary of significant accounting policies), the Company began using a one-step quantitative approach that compares the business enterprise value of each reporting unit with its carrying value.

As of December 31, 2017, the Company believed that the recorded balances of goodwill were recoverable; however, there can be no assurance that goodwill will not be impaired in future periods.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Intangible assets other than goodwill at December 31, 2017 included the following (in thousands):

	Weighted average amortization period (in years)	Gross carrying amount as of December 31, 2017	Accumulated amortization	Net carrying value as of December 31, 2017
Customer relationships	10	$229,294	$(61,294)	$168,000
Trade names	10	39,528	(9,896)	29,632
Patents	11	23,629	(7,900)	15,729
Customer backlog	0.8	13,726	(13,322)	404
Non-compete agreements	5	8,325	(3,782)	4,543
In-Process R&D	Indefinite-lived	6,354	—	6,354
Other	10	867	(225)	642
Total intangible assets		$321,723	$(96,419)	$225,304

Intangible assets other than goodwill at December 31, 2016 included the following (in thousands):

	Weighted average amortization period (in years)	Gross carrying amount as of December 31, 2016	Accumulated amortization	Net carrying value as of December 31, 2016
Customer relationships	10	$232,590	$(22,653)	$209,937
Trade names	10	39,220	(4,449)	34,771
Patents	10	23,557	(2,884)	20,673
Customer backlog	0.5	12,900	(11,272)	1,628
Non-compete agreements	5	9,918	(2,508)	7,410
In-Process R&D	Indefinite-lived	6,692	—	6,692
Other	11	529	(42)	487
Total intangible assets		$325,406	$(43,808)	$281,598

Amortization expense totaled $55.4 million, $39.4 million, $4.4 million and $0.0 million for the years ended December 31, 2017 and December 31, 2016, for the period March 14, 2015 to December 31, 2015 and for the period from January 1, 2015 to March 13, 2015, respectively, which is included in selling, general and administrative expenses in the statements of operations.

The estimated amortization expense relating to amortizable intangible assets for the next five years is as follows (in thousands):

Year ended	Intangible assets subject to amortization
2018	$50,265
2019	43,602
2020	37,583
2021	29,743
2022	20,793
Total	$181,986

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

9. Fair value measurement

The Company's financial instruments consist primarily of cash and cash equivalents, trade and other receivables, derivative instruments, accounts payable, long-term debt, accrued liabilities and the tax receivable agreement obligation. The carrying value of the Company's trade receivables, other receivables, trade payables, the asset based revolver and accrued liabilities approximates fair value due to their short-term maturity or other terms related to these financial instruments. The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired.

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis are as follows for the dates indicated (in thousands):

	Fair value measurements at December 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2017
Recurring:
Non-current assets
Derivative asset	—	$5,251	—	$5,251
Current liabilities
Derivative liability	—	6,286	—	6,286

	Fair value measurements at December 31, 2016 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2016
Recurring:
Non-current liabilities
Derivative liability	—	$372	—	$372

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

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at December 31, 2017 using
	Carrying Amount December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2017
Non-current liabilities
2016 Senior Term Loan	$1,193,787	—	$1,151,981	—	$1,151,981
Tax receivable agreement payable	117,563	—	—	75,865	75,865

		Fair value measurements at December 31, 2016 using
	Carrying Amount December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2016
Non-current liabilities
2016 Senior Term Loan	$1,000,983	—	$1,064,395	—	$1,064,395
Tax receivable agreement payable	160,783	—	—	125,614	125,614

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

10.    Accrued liabilities

Accrued liabilities consist of the following at December 31, 2017 and December 31, 2016 (in thousands):

	December 31,
	2017	2016
Accrued payroll and employee benefits	$26,597	$29,945
Accrued taxes	10,294	32,746
Accrued rebates	8,428	7,509
Short-term derivative liability	6,286	—
Warranty	5,038	3,509
Environmental obligation	446	775
Other miscellaneous accrued liabilities	15,693	3,681
Total accrued liabilities	$72,782	$78,165

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

11. Debt and deferred financing costs

The Company’s debt consisted of the following (in thousands):

	Successor
	December 31,	December 31,
	2017	2016
2016 Senior Term Loan, net of debt issue costs and original issuance discount of
$41,580 and $46,392, respectively	$1,193,787	$1,000,983
2016 Revolver, net of debt issue costs of $3,936	—	95,064
Total debt	$1,193,787	$1,096,047
Less: current portion debt	(12,510)	(10,500)
Total long-term debt	$1,181,277	$1,085,547

The interest rate for both the 2015 Senior Term Loan and Junior Term Loan was set at LIBOR (with a 1% floor) plus a margin of 5.5% and 9.5%, respectively. The 2016 Senior Term Loan's interest rate is set at LIBOR (with a 1% floor) plus a margin of 3.0%. The Company incurred $84.4 million of cash interest expense for the twelve months ended December 31, 2016, $6.9 million of which was paid by affiliates of the Company.

Interest on the 2016 Revolver is floating, based on a reference rate plus an applicable margin. The weighted average annual interest rate on the 2016 Revolver was 2.69% for the twelve months ended December 31, 2017. The weighted average annual interest rate on the 2015 Revolver was 2.45% for the twelve months ended December 31, 2016. In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total 2016 Revolver facility. Availability under the 2016 Revolver at December 31, 2017 based on draws, and outstanding letters of credit and allowable borrowing base was $274.5 million.

As of December 31, 2017, scheduled maturities of long-term debt are as follows (in thousands):

2016 Senior Term Loan
2018	$12,510
2019	12,510
2020	12,510
2021	12,510
2022	12,510
Thereafter:	1,172,817
$1,235,367

Refinancing

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

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

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

The obligations of the borrower under the 2016 Senior Term Loan are guaranteed by Forterra and each of its direct and indirect material wholly-owned domestic subsidiaries other than any of Forterra's Canadian subsidiaries and certain other excluded subsidiaries, or the Guarantors. The 2016 Senior Term Loan is secured by substantially all of the assets of Forterra, the borrower and the Guarantors; provided that the obligations under the 2016 Senior Term Loan are not secured by any liens on more than 65% of the voting stock of the Canadian subsidiaries or assets of the Canadian subsidiaries. The 2016 Senior Term Loan contains customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict the ability of Forterra and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The 2016 Senior Term Loan does not contain any financial covenants. Obligations under the 2016 Senior Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate).

The 2016 Revolver provides for an aggregate principal amount of up to $300.0 million, with up to $280.0 million to be made available to the U.S. borrowers and up to $20.0 million to be made available to the Canadian borrowers (the allocation may be modified periodically at the Company's request). Subject to the conditions set forth in the revolving credit agreement related to the 2016 Revolver, or the 2016 Credit Agreement, the 2016 Revolver may be increased by up to the greater of (i)$100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the 2016 Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations.

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

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Covenants, Events of Default and Provisions

The 2016 Revolver contains customary representations and warranties, and affirmative and negative covenants, including representations, warranties, and covenants that, among other things, restrict the ability of Forterra and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The 2016 Credit Agreement contains a financial covenant restricting Forterra from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the 2016 Revolver falls below a threshold set forth in the 2016 Credit Agreement. Obligations under the 2016 Credit Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization, or EBITDA, less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness).

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

On June 17, 2016, LSF9 borrowed an incremental $345.0 million on the 2015 Senior Term Loan and used the proceeds to pay a dividend of $338.3 million, net of debt issuance costs, to the shareholders of LSF9. The dividend was recorded as a return of capital. LSF9 incurred debt issuance fees and discount of $6.7 million in connection with the issuance of the debt. The incremental borrowings incurred interest at the same rate as the 2015 Senior Term Loan. Under ASC 405-40 Obligations Resulting from Joint and Several Liability Arrangements, the Company recognized the full amount of the incremental borrowing, net of related issuance costs and discount, as an obligation in the consolidated balance sheet.

Joint and Several Obligations

As discussed above, prior to the Refinancing, the Company recorded debt on its balance sheet under ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements. The Company and the affiliates of LSF9 were co-obligors and jointly and severally liable under terms of the Initial Credit Agreements. The Company’s allocated portion of the $940.0 million of third party debt used to finance the Acquisition was $515.5 million. The initial obligation of $515.5 million was reflected on the Company’s consolidated balance sheet at the Acquisition date as $254.9 million of 2015 Senior Term Loan, $260.0 million of Junior Term Loan and $0.6 million

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

of 2015 Revolver obligations. The remaining $424.5 million of the debt was allocated to affiliates of LSF9 that are not included in these financial statements based on the amounts affiliates of LSF9 have fully repaid. In April of 2016, the Company’s affiliate co-obligors were released from joint and several liability under the Initial Credit Agreements. The Company was consequently the sole source of repayment for its $515.5 million share for the initial obligation under the Initial Credit Agreements, as well as other obligations recorded on the balance sheet. In addition to the initial debt obligation of $515.5 million recorded by the Company, additional 2015 Senior Term Loan borrowings of $240.0 million that in October 2015 were used to finance the Cretex Acquisition were allocated in full to the Company.

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

Lines of Credit and Other Debt Facilities

The Company had stand-by letters of credit outstanding of $15.1 million as of December 31, 2017 which reduce the borrowings available under the Revolver.

12. Other long-term liabilities

Other long-term liabilities consist of the following for the years ended December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Workers' compensation	$9,455	$9,864
Deferred rent	8,242	2,776
Capital lease obligation	4,155	3,710
Employee benefits	2,227	2,524
Insurance	1,335	951
Environmental remediation liability	1,162	901
Other miscellaneous long-term liabilities	2,611	2,527
	$29,187	$23,253

13. Derivatives and hedging

The Company uses derivatives to manage selected foreign exchange and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and cash flows from derivative instruments are included in net cash provided by (used in) operating activities in the statements of cash flows.

At December 31, 2017, the Company had foreign exchange forward contracts, designated as net investment hedges in accordance with ASC 815-20 Derivatives - Hedging, which allows for the effective portion of the changes in the fair value of the instruments to be captured in accumulated other comprehensive income, and ineffective portion recorded in earnings.     These instruments were novated to Forterra by an affiliate concurrent with the Reorganization, directly prior to the Refinancing and IPO and have a termination date of March 2018. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. Our net investment hedges are intended to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. Cumulative changes in fair value recorded in AOCI are reclassified into earnings upon the sale or complete or substantially complete liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in current period earnings. The Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2017 and 2016.

On February 9, 2017, Forterra entered into interest rate swap transactions with a combined notional value of $525 million.  Under the terms of the swap transactions, Forterra agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps have a three-year term and expire on March 31, 2020. The interest rate swaps are not designated as cash flow hedges, therefore all changes in the fair value of these instruments are captured as a component of interest expense in the statements of operations.

The instruments the Company previously held included foreign exchange forward contracts and fixed-for-float cross currency swaps entered into in March of 2016. The related notional were settled in connection with the Reorganization and Refinancing, resulting in a net cash settlement of approximately $1.3 million paid by the Company in the fourth quarter of 2016.

The fixed-for-float cross currency swaps were designated as cash flow hedges, thus the balances which had accumulated in other comprehensive income were recognized in the statement of operations in the fourth quarter of 2016. The foreign exchange forward contracts were not designated as hedge instruments; therefore changes in fair value related to these instruments were recognized immediately in earnings as other operating expenses in the statements of operations. The foreign exchange forward contracts previously entered into in May

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

2015 were accelerated in March 2016 for proceeds of $6.5 million. Proceeds from the settlement of the currency swaps were used to make payments on the outstanding balance on the 2015 Revolver.

A quantitative analysis is utilized to assess hedge effectiveness for the hedges. The Company assesses the hedge effectiveness and measures the amount of ineffectiveness for the hedge relationships based on changes in forward exchange rates. The Company elects to present all derivative assets and derivative liabilities on a net basis on its balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At December 31, 2017 and 2016, the Company’s derivative instruments fall under an ISDA master netting agreement.

The following table presents the fair values of derivative assets and liabilities in the balance sheets (in thousands):

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$—	$—	$92,961	$6,286
Interest rate swaps	525,000	5,251	—	—
Total derivatives, gross		5,251		6,286
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$5,251		$6,286

	December 31, 2016
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$—	$—	$92,961	$372
Total derivatives, gross		—		372
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$—		$372

The following table presents the effect of derivative instruments on the statements of operations (in thousands):

	Year ended December 31,	Year ended December 31,
	2017	2016
Net investment hedges
Foreign exchange forward contracts
Gain (loss) on derivatives recognized in Accumulated other comprehensive loss	$(3,548)	$215
Derivatives not designated as hedges
Foreign exchange forward contracts
Gain (loss) on derivatives not designated as hedges in other operating income (expense)	—	(3,067)
Interest rate swaps
Gain on derivatives not designated as hedges included in interest expense	5,251	—

Gain reclassified from Accumulated other comprehensive income into income:
Other income (expense), net	$—	$177

14.    Sale-Leaseback transaction

On April 5, 2016, the Company sold properties in 47 sites throughout the U.S. and Canada to Pipe Portfolio Owner (Multi) LP, or the U.S. Buyer and FORT-BEN Holdings (ONQC) Ltd., or the Canadian Buyer for an aggregate purchase price of approximately $204.3 million.  On April 14, 2016, the Company sold additional properties in two sites located in the U.S. to the U.S. Buyer for an aggregate purchase price of approximately $11.9 million. In connection with these transactions, the Company and U.S. Buyer and an affiliate of the Canadian Buyer entered into master land and building lease agreements under which the Company agreed to lease back each of the properties for an initial term of twenty years, followed by one optional renewal term of 9 years, 11 months. Leaseback rental will escalate annually by 2% during the initial term and based on changes in the Consumer Price Index capped at 4% during the optional renewal period. The proceeds received from the sale-leaseback transactions net of transaction costs of $6.5 million amounted to $209.7 million.

Prior to the Reorganization, the sale-leaseback transactions were considered to have one form of prohibited “continuing involvement” at the inception of the lease which preclude sale-leaseback accounting for transactions involving real estate in the financial statements of the Company because a guarantee by LSF9 provided the buyer-lessor or the lessor, as applicable, with additional collateral that reduced the buyer-lessor’s or the lessor's, as applicable, risk of loss.  As a result, the assets subject to the sale-leaseback remained on the consolidated balance sheet and were depreciated. Additionally, the aggregate proceeds were recorded as a financing obligation in the consolidated balance sheet and under financing in the statements of cash flow. In October 2016, the Company entered into agreements to replace the original guarantor, LSF9, with Forterra, as the new guarantor, effective immediately following completion of the Reorganization. Due to the change in guarantor, the Sale Leaseback qualified for sales recognition and was classified as an operating lease beginning October 2016. Associated with the sale, in October 2016, the Company recognized a loss on the statement of operations of $19.6 million and a deferred gain of $81.5 million. The Company is amortizing the deferred gain over the life of the lease. As of December 31, 2017, the non-current portion of the deferred gain

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

was $75.7 million and the current portion of the deferred gain was $2.8 million in other current liabilities in the consolidated balance sheet. As of December 31, 2016, the non-current portion of the deferred gain was $78.2 million and the current portion of the deferred gain was $2.8 million in other current liabilities in the consolidated balance sheet.

During the year ended December 31, 2017, the Company recognized $20.9 million of rent expense in cost of goods sold for operating leases, related to payments made under the sales leaseback transaction. During the year ended December 31, 2016, the Company recognized $9.3 million of interest expense under the financing obligation in interest expense and $4.3 million of rent expense in cost of goods sold for operating leases, related to payments made under the sales leaseback transaction, respectively.

15.    Commitments and contingencies

The Company is involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. Other than routine litigation incidental to the Company's business and those matters described below, there are no material legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.

In connection with the earnout contingency described in Note 3, the Acquisition included contingent consideration of up to $100.0 million if and to the extent the 2015 financial results of the businesses acquired by Lone Star in the Acquisition, including the Company and HC's former building products business in the United Kingdom, exceeded a specified Adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such Adjusted EBITDA calculation exceeds the specified target, LSF9, and therefore, Forterra would be required to pay HC an amount equal to a multiple of such excess Adjusted EBITDA, with any payment capped at $100.0 million. In April 2016, the Company provided an earnout statement to HC demonstrating that no payment was required. On June 13, 2016, HC provided notification that it is disputing, among other things, the Company’s calculation of Adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100.0 million. The Company does not believe HeidelbergCement’s position has merit and intends to vigorously oppose HeidelbergCement's assertions. On October 5, 2016, affiliates of HeidelbergCement filed a lawsuit in the Delaware Court of Chancery seeking specific performance and claiming access to the Company's books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert’s authority; and in the alternative, claiming a breach of contract and seeking the $100.0 million and other damages or the Delaware Action. In November 2016, the defendants filed a motion to dismiss the Delaware Action, and on January 6, 2017, the plaintiffs filed a First Amended Complaint. The defendants filed a motion to dismiss the First Amended Complaint on February 22, 2017, requesting that the Court dismiss all claims in the Delaware Action. On December 8, 2017, the court granted the defendants' Motion to Dismiss the First Amended Complaint in the Delaware Action, finding that the earnout dispute should be heard before a neutral accounting arbitrator as set forth in the purchase agreement. The court further found that any claims that required to be brought as indemnification claims under the purchase agreement were time-barred by the contractual limitations period. The plaintiffs in the Delaware Action filed a Motion for Clarification and Reargument of the Court's December 8, 2017 Memorandum Opinion, which the court denied on February 7, 2018. The plaintiffs in Delaware Action may appeal the court's ruling. In addition, an arbitration proceeding before a neutral accountant to calculate adjusted EBITDA under the purchase agreement may commence in the future. As a result of the Reorganization, the defendants in the Delaware Action are no longer part of the Company and its consolidated subsidiaries, however the Company remains the liable party in this matter. As of December 31, 2017, no liability for this contingency has been accrued as payment of any earnout is not considered probable. However, the outcome of this matter is uncertain, and no assurance can be given to the ultimate outcome of the resulting proceedings. If the Company is unsuccessful in resolving the dispute, it could recognize a material charge to its earnings.

Beginning on August 14, 2017, four plaintiffs filed putative class action complaints in the United States District Court for the Eastern District of New York against a group of defendants that varies by complaint but includes the Company, certain members of senior management, the Board of Directors, Lone Star and certain of its affiliates, and certain banks that acted as underwriters of the IPO (collectively or in groups that vary by

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

complaint, the “defendants”). On August 14, 2017, a putative class action complaint was filed by Charles Forrester; on August 16, 2017, a putative class action complaint was filed by Supanin Disayawathana; on August 23, 2017 a putative class action complaint was filed by Matthew Spindler; and on September 27, 2017, a putative class action complaint was filed by Nancy Maloney (the four complaints together, the Securities Lawsuits).

The Securities Lawsuits are brought by each plaintiff individually and on behalf of all persons who purchased Company securities during an alleged class period that varies by complaint, but generally begins with the IPO in October 2016 and lasts through a range of dates from May 12, 2017 through August 14, 2017. The Securities Lawsuits generally allege that the Company's registration statement on Form S-1 filed in connection with the IPO, or the Registration Statement, and in the case of certain complaints, statements made by the Company or the individual defendants at times after the IPO, contained false or misleading statements and/or omissions of material facts relating to (1) the lack of growth from organic sales versus sales from acquisitions, and the lack of organic growth related thereto, (2) increased pricing pressure on the Company's products, (3) softness in the concrete and steel pressure pipe business, (4) operational problems at plants, including problems relating to defective products, (5) unpaid invoices for products and services that resulted in understated expenses, (6) an undisclosed material weakness in internal controls related to inventory, and (7) an undisclosed material weakness in internal controls relating to bill and hold transactions.

The Securities Lawsuits generally assert claims under Section 11 of the Securities Act of 1933, as amended, or the Securities Act, Section 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and they seek (1) class certification under the Federal Rules of Civil Procedure, (2) damages in an amount to be proven at trial, (3) prejudgment and post-judgment interest, (4) an award of reasonable costs and expense of plaintiffs, including counsel and expert fees, (5) an award of rescission or a rescissory measure of damages, and (6) equitable or other relief as deemed appropriate by the court.

On October 13, 2017, three competing motions were filed for consolidation of the Securities Lawsuits and for appointment of an individual or group of individuals as lead plaintiff in the consolidated case under the Private Securities Litigation Reform Act of 1995. Responses to the competing motions were filed on October 27, 2017, at which time one motion was withdrawn and on November 3, 2017, one of the moving parties, Wladislaw Maciuga, filed a Notice of Non-Opposition with the Court, noting that he was unopposed as lead plaintiff. The court has not yet made its lead plaintiff determination. On February 5, 2018, Nancy Maloney filed a Notice of Voluntary Dismissal of her case without prejudice to refiling at a later date.

The Company intends to defend the Securities Lawsuits vigorously. Given the stage of the proceedings, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Securities Lawsuits.

Long-term incentive plan

Following the Acquisition, Lone Star implemented a cash-based long term incentive plan (the “LTIP”), which entitles the participants in the LTIP a potential cash payout upon a liquidity event as defined by the LTIP. Potential liquidity events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star sells all or a portion of their direct and interests in the Company or successor entities of LSF9, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of December 31, 2017, no such liquidity events that meet the required return for an LTIP payment have occurred, and therefore no amounts were accrued in the accompanying consolidated balance sheet. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future liquidity events. The timing and amount of such payments are unknown and is dependent upon future liquidity events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the IPO, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered.

Operating leases

The Company leases certain property and equipment for various periods under non-cancelable operating leases. Future minimum lease payments under such agreements as of December 31, 2017, net of non-cancelable subleaeses, were approximately:

2018	$31,509
2019	29,060
2020	27,531
2021	25,213
2022	24,941
Thereafter	569,882
$708,136

Tax receivable agreement

In connection with the IPO, the Company entered into a tax receivable agreement, or the TRA with Lone Star that provides for, among other things, the payment by the Company to Lone Star of 85% of the amount of certain covered tax benefits, which may reduce the actual liability for certain taxes that the Company might otherwise be required to pay. The tax benefits subject to the tax receivable agreement include: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that the Company had in its assets as of the time of the consummation of the IPO, (ii) the utilization of the Company's and its subsidiaries’ net operating losses and tax credits, if any, attributable to periods prior to the IPO, (iii) deductions in respect of payments made, funded or reimbursed by an initial party to the tax receivable agreement (other than the Company or one of its subsidiaries) or an affiliate thereof to participants under the LTIP, (iv) deductions in respect of transaction expenses attributable to the USP Acquisition and (v) certain other tax benefits attributable to payments made under the tax receivable agreement.

For purposes of the tax receivable agreement, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which all such related tax benefits remain. The Company accounts for potential payments under the tax receivable agreement as a contingent liability, with amounts accrued when considered probable and reasonably estimable. As of the IPO date, the Company recorded a $160.8 million liability and a reduction to additional paid-in-capital related to the tax receivable agreement for the undiscounted value of probable future payments. Net of tax effects of $18.5 million, the net reduction to additional paid-in-capital related to the initial liability for the tax receivable agreement issued in connection with the IPO was $142.3 million. The passage of the TCJA described in Note 19 significantly reduced the Company's anticipated liability under the TRA. The current period reduction in the TRA liability resulted in $46.2 million of non-operating income recognized in the Company's statement of operations for the year ended December 31, 2017 due primarily to the decrease in the federal corporate tax rate. Net of other adjustments, the Company's TRA liability at December 31, 2017 is $117.6 million. The timing and amount of future tax benefits associated with the tax receivable agreement are subject to change, and additional payments may be required which could be materially different from the current accrued liability. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing activity in the statement of cash flows. No payments have been made as of December 31, 2017.

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

As described in Note 1, during 2016 the building products operations of LSF9 were transferred to Forterra, Inc. in an internal reorganization under common control. Contemporaneously with this transaction, 3.75 million shares were issued by Forterra, Inc. to affiliate entities. For purposes of calculating earnings (loss) per share, weighted average shares prior to the Reorganization have been retroactively adjusted to give effect to the Reorganization for all historical periods presented in the Successor financial statements. The computations of earnings (loss) per share for periods prior to our IPO do not include the shares issued in connection with the IPO.

The calculations of the basic and diluted EPS for the years ended December 31, 2017 and 2016 and the period from March 14, to December 31, 2015 are presented below (in thousands, except per share data):

	Year ended December 31,	Year ended December 31,	March 14, to December 31,
	2017	2016	2015
Loss from continuing operations	$(2,060)	$(11,090)	$(74,178)
Discontinued operations, net of tax	—	3,484	(8,608)
Net loss	$(2,060)	$(7,606)	$(82,786)

Common stock:
Weighted average basic shares outstanding	63,801	49,053	45,369
Effect of dilutive securities - stock options	—	—	—
Weighted average diluted shares outstanding	63,801	49,053	45,369

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.03)	$(0.23)	$(1.63)
Income (loss) from discontinued operations, net of taxes	$—	$0.07	$(0.19)
Net earnings (loss)	$(0.03)	$(0.16)	$(1.82)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.03)	$(0.23)	$(1.63)
Income (loss) from discontinued operations, net of taxes	$—	$0.07	$(0.19)
Net income (loss)	$(0.03)	$(0.16)	$(1.82)

Potential dilutive common shares were anti-dilutive as a result of the Company's net loss for the years ended December 31, 2017 and December 31, 2016. As a result, basic weighted average shares were used in the calculations of basic earnings per share and diluted earnings per share for those periods.

The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the years ended December 31, 2017 and December 31, 2016 was 206,254 and 71,372, respectively. The number of restricted shares that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 3,353 and none for the years ended December 31, 2017 and December 31, 2016, respectively.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

17.    Employee benefit plans

Defined Contribution Plans - Successor

The Company’s employees are able to participate in a 401K defined contribution plan. The Company contributes funds into this plan subject to certain limits. For the years ended December 31, 2017 and December 31, 2016, and the period March 14, 2015 through December 31, 2015, the Company recorded an expense of $11.3 million, $10.5 million and $6.4 million, respectively. For the period from January 1 through March 13, 2015, the Company recorded an expense of $1.4 million for the Predecessor’s participation in a similar plan sponsored by HC.

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

The Company’s employees that are covered by collective bargaining agreements were historically participants in several union-sponsored, multi-employer pension plans (union-sponsored plans) for all periods included in the Predecessor financial statements. Neither the Company nor HC or its affiliates administered the union-sponsored plans. Contributions to the plans were determined in accordance with the provisions of negotiated labor contracts. The plans were accounted for as defined contribution plans as it is not possible to isolate the components of such plans that would collectively comprise the Company’s liability. In the event of plan termination or the Company’s withdrawal from a multi-employer plan, the Company may be liable for a portion of the plan’s unfunded vested benefit obligation, if any. In connection with the Acquisition, HC indemnified the Successor against liabilities that might arise as a result of withdrawal from the plans, net of any tax benefit that might result from tax deductible payments to settle the withdrawal liability. As of December 31, 2015, the Company had no remaining employees covered by multi-employer plans. The Company has received one notice of its exit liability from the associated plan. Affiliates of HC have reimbursed the Company for the exit liability, net of estimated federal income tax. The remaining plans have not communicated amounts associated with the Company's exit from the plans and the Company has not recorded an associated liability as the amount, if any, is not estimable.

Canadian employee benefit plans

The Canadian companies within the Predecessor sponsored several qualified and nonqualified pension plans and other postretirement benefit plans (“OPEB”) for substantially all of their employees. Such plans are defined benefit plans. The benefits provided under these plans are based primarily on years of credited service and final average pensionable pay as defined under the respective plan provisions. HC has retained the obligations arising as a result of these plans.

18. Stock-based plans

2016 Stock Incentive Plan

Forterra has one equity compensation plan under which it has granted stock awards, the Forterra, Inc. 2016 Stock Incentive Plan, or the 2016 Incentive Plan. The 2016 Incentive Plan became effective October 19, 2016, upon the approval of the Company's sole equity-holder, and serves as the umbrella plan for the Company’s stock-based and cash-based incentive compensation programs for its directors, officers and other eligible employees. The aggregate number of shares of common stock that may be issued under the 2016 Incentive Plan may not

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

exceed 5,000,000 shares. The board of directors has granted employees and independent directors options to purchase shares of common stock shares of restricted common stock and restricted stock units. The options and restricted shares awarded to employees are subject to either three-year or four-year vesting periods and the options and restricted shares awarded to independent directors are subject to a one-year vesting period. The awards of stock options granted under the 2016 Incentive Plan have a term of ten years.

In accordance with ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expense over the requisite service period for the entire award, which is generally the maximum vesting period of the award or over a shorter period when employee retirement eligibility is a factor, in an amount equal to the fair value of share-based payments, which include stock options granted and restricted stock awards to employees and non-employees members of Forterra's Board of Directors. The Company records stock-based compensation expense in cost of goods sold and selling, general, and administrative expenses. Stock-based compensation expense was approximately $3.7 million and $0.3 million for the years ended December 31, 2017 and December 31, 2016, respectively.

Stock Option Grants

The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the option grants in the years ended December 31, 2017 and December 31, 2016:

	2017	2016
Expected dividends	—%	—%
Expected volatility	39.60%	39.60%
Risk-free interest rate	0.86%	0.35%
Expected lives in years	6	6.25
Weighted-average fair value of options:
Granted at fair value	$4.16	$6.95
Weighted-average exercise price of options:
Granted at fair value	$10.76	$18.00

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

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

A summary of the status of the Company's stock options is presented below:

	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding, December 31, 2015	—	n/a
Granted	361,590	$18.00
Exercised	—	n/a
Forfeited	(3,750)	$18.00
Outstanding, December 31, 2016	357,840	$18.00
Granted	1,258,155	$10.76
Exercised	—	n/a
Forfeited	(361,566)	$12.56
Outstanding, December 31, 2017	1,254,429	$12.31
Options vested or expected to vest at year end	108,613	$18.02
Options exercisable at year end	108,613	$18.02

As of December 31, 2017, the Company has approximately $4.2 million of unrecognized stock option compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Restricted Stock Awards

Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. Restricted stock are share awards that entitle the holder to receive shares of the Company's common stock which become freely transferable upon vesting. Restricted stock has the same dividend and voting rights as common stock and is considered to be issued and outstanding upon grant. Restricted stock units are share awards denominated in units of the Company's common stock and are subject to a service condition. The restricted stock units do not have the voting rights of common stock, and the shares underlying restricted stock units are not considered issued and outstanding upon grant. Restricted stock awards are generally subject to forfeiture if employment terminates prior to the vesting date. The restricted stock awards generally vest one to four years from the date of grant. During the year ended December 31, 2016, pursuant to the 2016 Incentive Plan, the Company issued 136,900 restricted stock awards. The Company determined the grant-date fair value of the restricted stock awards granted during the year ended December 31, 2016 to be approximately $2.5 million based upon the initial public offering price of the Company's common stock which was concurrent with the grant date. During the year ended December 31, 2017, the Company issued 478,539 restricted stock awards with a weighted average grant-date fair value of approximately $6.2 million based on the closing price on the date of grant. The estimated compensation cost of the restricted stock awards, which is equal to the fair value of the awards on the date of grant, is recognized on a straight-line basis over the vesting period.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

The following table summarizes the activity for restricted stock and restricted stock units:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested balance at December 31, 2015	—	n/a
Grants	136,900	$18.00
Forfeitures	(2,250)	$18.00
Unvested balance at December 31, 2016	134,650	$18.00
Grants	478,539	$12.93
Vested shares	(44,628)	$18.03
Forfeitures	(127,211)	$14.16
Unvested balance at December 31, 2017	441,350	$13.60

At December 31, 2017, there was $4.7 million of total unrecognized compensation cost related to unvested restricted stock and restricted stock units and that cost is expected to be recognized over a weighted average period of 2.3 years.

19.    Income taxes

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017 (“TCJA”). Effective January 2018, the TCJA, among other things, reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deductibility of interest expenses, limits the deduction for net operating losses and eliminates net operating loss carrybacks, and modifies or eliminates many business deductions and credits. There are also provisions that may partially offset the benefit of the rate reduction, such as the repeal of the deduction for domestic production activities. The TCJA also includes international provisions, which generally establish a territorial-style system for taxing foreign source income of domestic multinational corporations and imposes a mandatory one-time transition tax on undistributed international earnings.

Financial statement impacts include adjustments for, among other things, the remeasurement of deferred tax assets and liabilities. U.S. GAAP accounting for income taxes requires that Forterra record the impacts of any tax law change on our deferred income taxes in the quarter that the tax law change is enacted. Due to the complexities involved in accounting for the enactment of TCJA, SEC Staff Accounting Bulletin 118 allows the Company to provide a provisional estimate of the impacts of the TCJA in our earnings for the fourth quarter and year ended December 31, 2017. Accordingly, based on currently available information, the Company was able to reasonably estimate the impact of the TCJA and has recorded a provisional income tax benefit for the reduction in net deferred income tax liabilities of approximately $28.7 million, due to the remeasurement of net U.S. deferred tax liabilities at the lower 21% U.S. federal corporate income tax rate, offset by the recognition of a one-time transition tax on foreign earnings of $1.7 million. In addition, the Company recorded the pretax income effect of the change related to the Company's estimated tax receivable agreement obligation primarily due to the lower U.S. federal corporate income tax rate. See Note 15 for further discussion on the tax receivable agreement.

The Company has assessed valuation allowance, uncertain tax positions and the indefinite reinvestment assertion implications of the TCJA. Since the Company has recorded provisional amounts related to the TCJA, any corresponding determination of the change required in such items is also provisional.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Successor

As of the date of the Acquisition, the consolidated Successor financial statements reflect a new tax basis of accounting as the Company includes taxable entities independent of the Predecessor. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts, using currently enacted tax rates. All tax consequences associated with the Predecessor period were retained by HC.

Predecessor

The Company’s U.S. and non-U.S. operations have been historically included in certain HC consolidated tax returns. The tax provisions have been prepared on a stand-alone basis, as if the business was a separate group of companies under common ownership although the Company was included in the HC entities’ tax returns. The operations have been combined as if they were filing on a consolidated basis for U.S. and state income tax purposes as they were historically included in the consolidated U.S. Income tax returns and certain consolidated or unitary group state returns of the prior parent entity. The non-U.S. tax provision was determined on a stand-alone basis for each non-U.S. affiliate as these entities historically filed stand-alone returns as required by the jurisdiction in which they operate.

The Company’s income (loss) from continuing operations before income taxes was as follows (in thousands):

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	For the period from March 14 to December 31,	For the period from January 1 to March 13,
	2017	2016	2015	2015
U.S. companies	$(54,690)	$(80,425)	$(85,674)	$(2,424)
Foreign companies	11,958	17,643	16,888	(90)
Income (loss) from continuing operations before income taxes	$(42,732)	$(62,782)	$(68,786)	$(2,514)

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

The income tax benefit (expense) from continuing operations was as follows (in thousands):

		Successor		Predecessor
	Year ended December 31,	Year ended December 31,	For the period from March 14 to December 31,	For the period from January 1 to March 13,
	2017	2016	2015	2015
Current income tax
U.S. companies	$21,539	$(5,265)	$—	—
State	(1,479)	(6,370)	(765)	—
Foreign companies	(4,884)	(7,599)	(6,633)	3,491
Total current tax (expense) benefit	15,176	(19,234)	(7,398)	3,491

Deferred income tax
U.S. companies	26,866	59,084	—	—
State	(1,658)	9,326	470	—
Foreign companies	288	2,516	1,536	(2,749)
Total deferred tax (expense) benefit	25,496	70,926	2,006	(2,749)

Income tax (expense) benefit - continuing operations	$40,672	$51,692	$(5,392)	$742

The rate reconciliation for continuing operations presented below is based on the U.S. federal statutory tax rate of 35% for the years and periods prior to 2017 because the predominant business activity is in the U.S. (in thousands):

		Successor		Predecessor
	Year ended December 31,	Year ended December 31,	For the period from March 14 to December 31,	For the period from January 1 to March 13,
	2017	2016	2015	2015
Loss from continuing operations	$(42,732)	$(62,782)	$(68,786)	$(2,514)

Income tax benefit at statutory rate of 35%	$14,956	$21,974	$24,075	$880
State income taxes, net of federal benefit	1,470	2,725	1,726	—
Foreign rate differential	1,586	1,746	1,635	(226)
Non-deductible expenses	(1,233)	(3,428)	(949)	—
Change in valuation allowance	(4,141)	28,597	(31,418)	(2,223)
Goodwill impairment	(1,147)	—	—	—
Effect of TCJA	26,932	—	—	—
Tax credits	497	—	—	—
Other	1,752	78	(461)	2,311
Total income tax benefit (expense)	$40,672	$51,692	$(5,392)	$742

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

The income tax benefit for the year ended December 31, 2017 is primarily attributable to provisional amounts recognized related to the enactment of the TCJA and losses from operations. The income tax benefit for the year ended December 31, 2016 is primarily attributable to the release of the Company’s U.S. federal and unitary state valuation allowance. In the year ended December 31, 2016, the Company recorded deferred income tax liabilities of $173.0 million through acquisition accounting for the acquisition of Sherman-Dixie Concrete Industries, Inc. and USP Holdings, Inc. These deferred tax liabilities are a source of future taxable income that makes realization of certain deferred tax assets more likely than not. The Company continues to maintain valuation allowance for certain separate company net state's deferred tax assets as well as for certain foreign jurisdictions. The income tax expense for the period from March 14, 2015 to December 31, 2015 is primarily attributable to the profitability of foreign operations.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. The net deferred tax asset (liability) balances were comprised of the following components as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets:
Inventory	$5,833	$10,785
Reserves	3,326	3,498
Accrued liabilities	4,316	6,560
Net operating losses	4,580	1,874
Capitalized transaction costs	3,292	5,018
Deferred gain on sale leaseback	19,593	28,058
Derivatives	1,402	—
Tax receivable agreement	1,220	18,431
Other assets	3,871	484
Total deferred tax assets	47,433	74,708
Valuation allowance	(8,818)	(3,751)
Total deferred tax assets, net	$38,615	$70,957
Deferred tax liabilities:
Fixed assets	$(58,300)	$(87,704)
Deferred financing costs	(10,440)	(13,837)
Intangible assets	(37,356)	(67,822)
Other liabilities	—	(2,144)
Total deferred tax liabilities	$(106,096)	$(171,507)

Net deferred tax asset (liability)	$(67,481)	$(100,550)

As of December 31, 2017, the Company has tax loss carryforwards as follows (in thousands):

	Amount	Expiration Date
Federal net operating losses	$—	—
State net operating losses	$66,526	2031-2037
Foreign net operating losses	$4,065	2035-2037

As described in Note 1, the Company’s consolidated financial statements include certain assets and liabilities historically held at LSF9. Forterra was obligated to pay debt and interest related to the 2015 Senior Term

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Loan, Junior Term Loan, and 2015 Revolving line of credit; therefore, the Company’s historical income tax expense, taxes payable and deferred tax assets and liabilities include the tax consequences of these obligations. In connection with the Reorganization, the Company recognized reductions of additional paid-in capital of $11.3 million related to deferred tax liabilities and $25.2 million related to income tax payable associated with these obligations that will be realized by an LSF9 affiliate which is not included in the consolidated financial statements of the Company.

Also as described in Note 1, LSF9 distributed its brick operations in the United States and Eastern Canada to an affiliate of Lone Star. Forterra incurred $31.1 million in taxes payable related to the distribution and $2.1 million reduction of deferred tax assets, and recognized corresponding reductions to additional paid-in capital.

As described in Note 15, in connection with the IPO, the Company recorded an $18.4 million deferred tax asset with a corresponding increase to additional paid-in capital. Following the enactment of the TCJA, the value of the TRA was remeasured, also described in Note 15. As a result, the deferred tax asset associated with the TRA was remeasured to $1.2 million as of December 31, 2017.

U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. Prior to the Reorganization, the foreign subsidiaries were not considered subsidiaries for U.S. income tax purposes. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary, however at this time the Company does not anticipate triggering taxable recognition with respect to the outside basis differences of its foreign subsidiaries.

Uncertain tax positions

The Company is subject to audit examinations at federal, state, local, and foreign levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any tax return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcomes of these challenges are subject to uncertainty. Taxable years after 2014 are still open for examination for the U.S. Federal jurisdiction and for tax years after 2013 for Canada. State income tax return are generally subject to examination for a period of 3 to 5 years after filing of the respective return.

Each period the Company assesses uncertain tax positions for recognition, measurement and effective settlement. Based on our assessment, we determined that no liabilities for uncertain tax positions should be recorded as of December 31, 2017 and 2016.

20.    Segment reporting

Segment information is presented in accordance with ASC 280, Segment Reporting (“ASC 280”), which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in order to allocate resources and assess performance. The Corporate and Other segment includes expenses related to certain executive salaries, interest costs related to the Company's credit agreements, acquisition related costs, and other corporate costs that are not directly attributable to the Company's operating segments. The accounting policies the Company's segments follow are the Company's accounting policies.

Net sales from the major products sold to external customers include drainage pipe and precast products, and concrete and steel water transmission pipe.

The Company’s three geographic areas consist of the United States, Canada and Mexico for which it reports net sales, fixed assets and total assets. For purposes of evaluating segment profit, the CODM reviews

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a basis for making the decisions to allocate resources and assess performance.

The following tables set forth reportable segment information with respect to net sales and other financial information attributable to the Company's reportable segments for the periods presented (in thousands):

	Successor			Predecessor
			For the period from	For the period from
	Year ended December 31,	Year ended December 31,	March 14 to December 31,	January 1 to March 13,
	2017	2016	2015	2015
Net sales:
Drainage Pipe & Products	$834,810	$728,872	$431,723	$79,341
Water Pipe & Products	745,555	632,573	167,417	30,464
Corporate and Other	48	2,517	5,135	2,893
Total	$1,580,413	$1,363,962	$604,275	$112,698

Depreciation and amortization:
Drainage Pipe & Products	45,750	41,004	16,792	3,231
Water Pipe & Products	69,089	51,799	7,944	1,030
Corporate and Other	820	700	512	128
Total	$115,659	$93,503	$25,248	$4,389

EBITDA:
Drainage Pipe & Products	129,618	138,274	65,003	12,070
Water Pipe & Products	47,587	98,641	14,768	(2,162)
Corporate and Other	(44,870)	(81,146)	(77,356)	(7,951)
Total	$132,335	$155,769	$2,415	$1,957

Consolidated EBITDA	132,335	155,769	2,415	1,957
Interest expense	(59,408)	(125,048)	(45,953)	(82)
Depreciation and amortization	(115,659)	(93,503)	(25,248)	(4,389)
Loss before income taxes	$(42,732)	$(62,782)	$(68,786)	$(2,514)

Capital expenditures:
Drainage Pipe & Products	22,386	22,570
Water Pipe & Products	20,827	25,740
Corporate and Other	1,349	2,809
Total	$44,562	$51,119

Total assets:
Drainage Pipe & Products	744,135	719,439
Water Pipe & Products	925,457	1,056,572
Corporate and Other	141,646	48,775
Total	$1,811,238	$1,824,786

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

In addition, the Company also has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $12.4 million, $11.9 million, $8.4 million, and $0.1 million for the year ended December 31, 2017 and 2016, the period from March 14, to December 31, 2015 and the period from January 1, to March 13, 2015, respectively, and with the following balances (in thousands):

	December 31,
	2017	2016
Investment in equity method investee	$54,445	$55,236

The Company has operations in the United States, Canada and Mexico. The Company has both revenues and long-lived assets in each country and those assets and revenues are recorded within geographic location as follows (in thousands):

Property, plant, and equipment, net:	December 31,
	2017	2016
United States	$381,754	$422,853
Canada	20,251	19,584
Mexico	10,567	10,477
	$412,572	$452,914

	Successor			Predecessor
Net Sales:	Year ended December 31,	Year ended December 31,	For the period from March 14 to December 31,	For the period from January 1 to March 13,
	2017	2016	2015	2015
United States	$1,485,092	$1,244,378	$508,403	$96,973
Canada	82,529	110,567	95,872	15,725
Mexico	12,792	9,017	—	—
	$1,580,413	$1,363,962	$604,275	$112,698

21. Discontinued operations and divestitures

Assets held for sale

Effective December 21, 2017, the Company entered into a definitive agreement with Foley Products Company for the sale of several of its pipe & precast plants in the southeast region, including Tennessee, Alabama and Georgia, or the Foley Exchange Agreement. In exchange for the plants divested, which were part of the Drainage Pipe and Products segment, the Company will receive $10.0 million in cash, land in Sherman, Texas, and a pipe & precast facility located in Prentiss, Mississippi. As of December 31, 2017, the Company determined that the disposal group identified in the above met the criteria to be classified as held for sale.

Assets and liabilities which meet the held for sale criteria are carried at the lesser of fair value less selling costs or carrying value. The Company conducted an analysis determining the fair value less costs to sell exceeded the carrying value of the long-lived assets held for sale, therefore no adjustment to the disposal group's value was recognized. The long-lived assets' fair value was estimated using accepted cost approach methodologies.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Assets and liabilities classified as held for sale on our accompanying consolidated balance sheets at December 31, 2017 consisted of the following (in thousands):

December 31,
2017
Receivables, net	$4,839
Inventories	7,403
Current assets held for sale	12,242
Property, plant and equipment, net	12,022
Goodwill	8,736
Intangible assets, net	4,627
Non-current assets held for sale	25,385
Total assets of disposal group classified as held for sale	$37,627

Trade payables	$4,286
Accrued liabilities	153
Deferred revenue	176
Current liabilities held for sale	4,615
Total liabilities of disposal group classified as held for sale	$4,615

Discontinued operations

On August 23, 2016, an affiliate of Lone Star entered into an agreement with an unaffiliated third party to contribute Forterra's bricks business to a Bricks Joint Venture. In exchange for the contribution of the bricks business, an affiliate of Lone Star received a 50% interest in the Bricks Joint Venture. In connection with the Reorganization described in Note 1, on October 17, 2016, Forterra distributed its bricks business to an affiliate of Lone Star in a transaction among entities under common control (the “Bricks Disposition”). Following the Bricks Disposition, Forterra no longer had any relation to or business affiliation with its former bricks business or the Bricks Joint Venture other than contractual arrangements regarding certain limited transition services, the temporary use of the “Forterra” name, and a short-term loan, of approximately $11.9 million, which was subsequently been repaid in full in 2016.

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

There were no divestitures meeting the criteria for discontinued operations for the year ended December 31, 2017.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

The following table includes the major classes of line items constituting pretax income (loss) of discontinued operations for the periods presented (in thousands):

	Successor		Predecessor
	Year ended December 31,	March 14 - December 31,	January 1 - March 13,
	2016	2015	2015
Revenues	$117,206	$118,389	$19,922
Cost of goods sold	98,043	112,775	19,493
Gross profit	19,163	5,614	429
Selling, general and administrative	(14,186)	(13,417)	(4,577)
Other income and expense items	(785)	(419)	164
Pretax income (loss) on discontinued operations	4,192	(8,222)	(3,984)
Income tax expense	(708)	(386)	—
Discontinued operations, net of tax	$3,484	$(8,608)	$(3,984)

The major classes of assets and liabilities included as part of discontinued operations are as follows (in thousands):

December 31, 2015
Cash	$17,563
Trade receivables, net	12,333
Inventories	42,044
Other current assets	116
Current assets held for divestiture	72,056
Property, plant and equipment, net	73,065
Other long term assets	5,959
Non-current assets held for divestiture	79,024
Total assets of disposal group classified as held for divestiture	$151,080

Trade payables	$11,349
Accrued liabilities	7,902
Other current liabilities	78
Current liabilities held for divestiture	19,329
Other long-term liabilities	991
Non-current liabilities held for divestiture	991
Total liabilities of disposal group classified as held for divestiture	$20,320

As the divestiture was completed October 17, 2016, there were no assets or liabilities held for divestiture as of December 31, 2016.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Cash flows relating to all plants presented as discontinued operations are included in operating and investing activities for all periods presented, however the depreciation, amortization and capital expenditures related to discontinued operations are as follows (in thousands):

	Successor		Predecessor
	Year ended December 31,	Period from March 14 - December 31,	Period from January 1 - March 13,
	2016	2015	2015
Depreciation and amortization	$6,370	$7,680	$2,505
Capital expenditures	$8,251	$4,677	$272

Divestitures

On April 12, 2016, Forterra sold its roof tile business for aggregate consideration of $10.5 million, or the Roof Tile Divestiture. The Roof Tile Divestiture generated a loss of $0.8 million recorded in other income (expense), net.

Effective July 31, 2017, Forterra completed the U.S. Pressure Pipe Divestiture, selling its U.S. concrete and steel pressure pipe business, which was part of the Company's Water Pipe and Products segment to TPG, in exchange for approximately $23.2 million in cash, exclusive of fees and expenses, as well as certain assets relating to a U.S. drainage pipe and products manufacturing facility. The assets acquired, recognized at fair value, include $3.8 million of working capital, $1.8 million of machinery and equipment, and a customer intangible totaling $0.8 million. The U.S. Pressure Pipe Divestiture generated a pre-tax loss of $32.3 million recorded in other income (expense), net.

For the quarter ended June 30, 2017, the Company classified the assets and liabilities of its U.S. concrete and steel pressure pipe business as held for sale. Assets and liabilities which meet the held for sale criteria are carried at fair value less selling costs. An analysis indicated that the carrying value of the long-lived assets held for sale exceeded the fair value less costs to sell, and as a result, a pre-tax impairment charge of $7.5 million was recorded within impairment and exit charges during the year ended December 31, 2017. The long-lived assets' fair value was estimated using accepted cost approach methodologies using Level 3 inputs.

The total pre-tax loss of the U.S. concrete and steel pressure pipe business was $50.9 million for the year ended December 31, 2017, respectively, inclusive of the loss on U.S. Pressure Pipe Divestiture of $32.3 million, and long-lived asset impairment of $7.5 million. In 2016, the assets generated a pre-tax income of $0.2 million for the year ended December 31, 2016.

22. Related party transactions

Successor

Hudson Advisors

The Company had an advisory agreement with Hudson Advisors, an affiliate of Lone Star, to provide certain management oversight services to the Company, including assistance and advice on strategic plans, obtaining and maintaining certain legal documents, and communicating and coordinating with service providers. The Company incurred fees totaling $4.7 million and $9.2 million for the year ended December 31, 2016 and for the period from March 14 to December 31, 2015, respectively, included in Selling, general and administrative expense on the statement of operations.

In conjunction with the IPO, the advisory agreement with Hudson Advisors has been terminated.

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Affiliates receivable

The Company paid for certain services provided for affiliates which the Company billed to its affiliates. At December 31, 2016, the Company recorded a receivable of $0.1 million for services paid on behalf of affiliates in other current assets on the consolidated balance sheet.

CP&P

The Company sold certain goods and services to its joint venture, CP&P, including spare parts for repairs, and property rentals. For the year ended December 31, 2017, Forterra received $0.2 million in exchange for those sales and services provided to CP&P.

Tax receivable agreement

In connection with the IPO, the Company entered into a tax receivable agreement with Lone Star that provides for, among other things, the payment by the Company to Lone Star of 85% of the amount of certain covered tax benefits, which may reduce the actual liability for certain taxes that the Company might otherwise be required to pay. See further discussion in Note 15, Commitments and contingencies.

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

Bricks Joint Venture

In connection with the Bricks Disposition, Forterra entered into a transition services agreement with the joint venture formed by an affiliate of Lone Star and an unaffiliated third party pursuant to which Forterra's former bricks business was contributed, or the Bricks Joint Venture. Pursuant to the transition services agreement. Forterra would continue to provide certain administrative services, including but not limited to information technology, accounting and treasury for a limited period of time. The Company recognized a total of $1.6 million and $0.2 million in Other operating income, net pursuant to the transition services agreement for the years ended December 31, 2017 and December 31, 2016, respectively. Additionally, during the transition period, the Company collected cash from as well as settled invoices and payroll on behalf of its former Bricks business. As a result, Forterra had a net payable due to affiliates of $8.4 million as of December 31, 2016, and a net receivable from affiliates of $4.1 million included in other current assets as of December 31, 2017.

Predecessor

Parent company net investment

During the Predecessor period the combined financial statements for the Company are based on the accounting records of HC. Within these records, each subsidiary of BP NAM has its own equity accounts in the books and records, as well as intercompany balances due (to)/from affiliates and operations within HC. These intercompany balances are considered by HC as part of the capital structure of these entities and are not regularly settled in cash with the affiliate counterparties. Therefore, these intercompany balances acted as clearing accounts between the parties and consist of the accumulated net transactions between the Company and other entities and operations of

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

HC and may include both operating items (allocated expenses and purchases of services and materials) and equity items (transfers of assets, cash and dividends). The Company has recorded all such equity and intercompany balances in a single caption, Parent company net investment.

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

23.   Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations:

Year ended December 31, 2017:	Successor
(in thousands, except per share amounts)	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
Net sales	$338,302	$436,685	$444,257	$361,169
Cost of goods sold	299,335	361,089	362,150	304,731
Income (loss) from continuing operations before taxes	(35,907)	(14,803)	(19,956)	27,934
Income (loss) from continuing operations	(22,543)	(11,173)	(11,502)	43,158
Net income (loss)	(22,543)	(11,173)	(11,502)	43,158
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.35)	$(0.18)	$(0.18)	$0.68
Income (loss) from discontinued operations, net of taxes	$—	$—	$—	$—
Net earnings (loss)	$(0.35)	$(0.18)	$(0.18)	$0.68
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.35)	$(0.18)	$(0.18)	$0.67
Income (loss) from discontinued operations, net of taxes	$—	$—	$—	$—
Net income (loss)	$(0.35)	$(0.18)	$(0.18)	$0.67

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

Year ended December 31, 2016:	Successor
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(5)
Net sales	$186,996	$381,723	$441,132	$354,111
Cost of goods sold	151,305	298,632	339,819	293,752
Income (loss) from continuing operations before taxes	(12,729)	5,673	12,522	(68,248)
Income (loss) from continuing operations	(2,162)	31,846	4,368	(45,142)
Income (loss) from discontinued operations, net of taxes	(1,774)	4,843	4,000	(3,585)
Net income (loss)	(3,936)	36,689	8,368	(48,727)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.05)	$0.70	$0.10	$(0.75)
Income (loss) from discontinued operations, net of taxes	$(0.04)	$0.11	$0.09	$(0.06)
Net income (loss)	$(0.09)	$0.81	$0.19	$(0.81)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.05)	$0.70	$0.10	$(0.75)
Income (loss) from discontinued operations, net of taxes	$(0.04)	$0.11	$0.09	$(0.06)
Net income (loss)	$(0.09)	$0.81	$0.19	$(0.81)

(1) During the first quarter of 2017, the Company identified and corrected prior period errors related to cost accrual items which should have been recognized in 2016. A cumulative correction was recorded during the quarter ended March 31, 2017 which increased pretax loss by $4.6 million, which consisted of a $3.3 million increase to cost of goods sold and a $2.0 million increase to selling, general and administrative expenses, partially offset by a $0.7 million increase in revenues. The Company evaluated the impact of correcting these errors and concluded the errors were immaterial to operating results for the years ended December 31, 2017 and 2016, respectively.
(2) The results of operations for the second quarter of 2017 include a long-lived asset impairment of $7.5 million and a goodwill impairment of $3.0 million.
(3) The results of operations for the third quarter of 2017 include a loss of $31.6 million for the sale of U.S. Pressure Pipe and a pretax gain of $0.8 million for the reduction in the tax receivable agreement liability.
(4) The results of operations for the fourth quarter of 2017 include a pretax gain of $45.4 million for the reduction in the tax receivable agreement liability and a tax benefit of $26.9 million for the effect of the TCJA.
(5) The results of operations for the fourth quarter of 2016 include a write-off of issue discounts and capitalized issuance costs of $22.4 million related to the prepayment of the Junior Term Loan and a loss on the sale-leaseback transaction of $19.6 million.

24.   Supplemental Cash Flow Disclosures

	Successor			Predecessor
			For the period from	For the period from
	Year ended December 31,	Year ended December 31,	March 14 to December 31,	January 1 to March 13,
	2017	2016	2015	2015
SUPPLEMENTAL DISCLOSURES:
Cash interest paid	54,676	77,437	25,379	—
Income taxes paid	28,086	66,264	—	—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Brick Disposition, net of tax	—	(150,222)	—	—
Issuance of tax receivable agreement, net of tax	—	(142,349)	—	—
Other affiliate transactions affecting Contributed Capital	—	38,434	14,900	—
Fair value changes of derivatives recorded in OCI, net of tax	(3,548)	215	1,549	—

FORTERRA, INC.
Consolidated (Successor) / Combined (Predecessor) Notes to Financial Statements

25.    Subsequent events

Effective January 31, 2018, the Company closed the sale in accordance with the terms included in its Foley Exchange Agreement, described further in Note 21, relinquishing ownership of seven plants in the southeast in exchange for cash, real property in Texas, and ownership of a plant in Prentiss, Mississippi.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2017.

Based on the evaluation referenced above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2017 because of the material weaknesses discussed below under “Management’s Report on Internal Control over Financial Reporting.”

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the Company's internal control over financial reporting as of December 31, 2017 using the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment and the material weaknesses identified below, management concluded that as of December 31, 2017, the Company did not maintain effective internal control over financial reporting.

Management identified the following two material weaknesses as of December 31, 2017:

A material weakness related to the aggregation of control deficiencies over the inventory process, primarily related to the ineffective design and operating effectiveness of controls over physical inventory counts, processes to validate inputs used in the calculation of excess and obsolete inventory reserves, and control activities related to the periodic review of standard cost variances and related adjustments of inventories to actual costs.

A material weakness related to the aggregation of control deficiencies over the revenue recognition process, primarily related to the ineffective design and operating effectiveness of controls over the verification of physical shipments and internal validation of customer approvals of sales order terms prior to recognizing revenue.

Ernst & Young LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in their report included in this Annual Report.

Changes in Internal Control over Financial Reporting

Other than the Remediation of Previously Reported Material Weaknesses actions described below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have a materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Considerations related to Material Weaknesses

Remediation of previously reported material weaknesses

Prior to the Company’s assessment of internal control over financial reporting as of December 31, 2017 described in “Management’s Report on Internal Control Over Financing Reporting” above, the Company disclosed in annual and quarterly reports the existence of the following material weaknesses in our internal control over financial reporting:

Material weaknesses with respect to ineffective controls over the design and operating effectiveness of (1) inventory controls, including the aggregation of control deficiencies related to physical inventory counts, the evaluation of reserves for excess inventories, the periodic review of manufacturing labor and overhead variances, and standard cost procedures; (2) controls over bill and hold revenue transactions, including control deficiencies related to procedures to identify all bill and hold arrangements and sufficiently evaluate the accounting criteria prior to revenue recognition; and (3) controls related to the accounting for cost accruals, including control deficiencies related to the Company’s lack of timely identification and processing of invoices during the financial statement close process to ensure cost accruals are complete.

As of December 31, 2017, we have remediated the material weakness related to the controls over accounting for cost accruals. With respect to bill and hold revenue transactions, our current policies do not allow the recognition of bill and hold revenue. However, as further discussed above under “Management’s Report on Internal Control over Financial Reporting,” unremediated material weaknesses related to (i) inventory process and (ii) revenue process existed as of December 31, 2017.

Remediation plans for current material weaknesses

With respect to the material weaknesses included in “Management’s Report on Internal Control over Financial Reporting” as of December 31, 2017, management is actively engaged in planning our remediation efforts to address the material weaknesses identified. In this regard, our remediation plans include the implementation of additional processes and controls designed to address the underlying causes of the material weaknesses, primarily through the hiring of additional accounting personnel to perform controls and validate inputs used in control performances, the enhancement of our training programs at the plant level regarding physical inventory counts and delivery verifications, and the enhancement of our internal review and validation procedures of customer approvals of sales order terms.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of our control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forterra, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Forterra, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Forterra, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to the Company’s (i) inventory process and (ii) revenue recognition process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Forterra, Inc. (the Successor) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the each of the two years in the period ended December 31, 2017 and for the period from March 14, 2015 to December 31, 2015, and the related notes. We have also audited the accompanying combined statements of operations, comprehensive loss, parent company net investment, and cash flows of the North American building products operations of HeidelbergCement AG (the Predecessor) for the period from January 1, 2015 to March 13, 2015, and the related notes. The material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 7, 2018 which expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Dallas, Texas
March 7, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2018 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2017.

Item 11. Executive Compensation

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2017, information with respect to (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance, in each case under our 2016 Stock Incentive Plan. We do not have any equity compensation plans not approved by security holders.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	1,254,429	$12.31	3,263,447

All other information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

Item 14. Principal Accountant Fees and Services

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

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
(a)

10.13	Form of Tax Receivable Agreement.	(e)

10.14	Form of Indemnification Agreement for executive officers and directors.	(b)

10.15#	Employment Agreement between HBP Pipe and Precast LLC and Jeff Bradley dated as of July 8, 2015.	(a)

10.16#	Amended and Restated Employment Agreement between Forterra Pipe & Precast, LLC and William Matthew Brown dated as of June 28, 2016.	(a)

10.17#	LSF9 Concrete Holdings Ltd. Long Term Incentive Plan (with form of award agreement).	(a)
10.18#	Notice regarding LSF9 Concrete Holdings Ltd. Long Term Incentive Plan dated December 14, 2016.	(h)

10.19#	Forterra, Inc. 2016 Stock Incentive Plan.	(g)

10.20#	Form of Grant Notice for 2016 Stock Incentive Plan Nonqualified Stock Options Award.	(c)

10.21#	Form of Grant Notice for 2016 Stock Incentive Plan Incentive Stock Options Award.	(c)

10.22#	Form of Grant Notice for 2016 Stock Incentive Plan Restricted Stock Award.	(c)

10.23#	Form of Grant Notice for 2016 Stock Incentive Plan Restricted Stock Unit Award.	(c)

10.24#	Form of Grant Notice for 2016 Stock Incentive Plan Performance Restricted Stock Unit Award.	(c)

10.25
Senior Lien Term Loan Credit Agreement dated October 25, 2016 by and among Forterra, Inc., Forterra Finance, LLC, as borrower, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
(f)

10.26	ABL Credit Agreement dated October 25, 2016 by and among Forterra, Inc. and certain of its subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as agent.	(f)

10.27
First Amendment to Senior Lien Term Loan Credit Agreement dated May 1, 2017 by and among Forterra, Inc., Forterra Finance, LLC, as borrower, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
(i)

10.28#	Employment Agreement, dated as of September 6, 2017 by and between the Company and Charlie Brown.	(j)

10.29#	Employment Agreement, dated as of December 18, 2017 by and between the Company and Mark Carpenter.	(k)

10.30#	Employment Agreement, dated as of December 18, 2017 by and between the Company and Lori Browne.	(k)

21.1	Subsidiaries of the Registrant.	*

23.1	Consent of Ernst & Young LLP.	*

23.2	Consent of Moss Adams LLP.	*

23.3	Consent of Hein & Associates LLP.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	^

99.1	Financial Statements of Concrete Pipe & Precast, LLC as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015.	*

101.INS	XBRL Instance Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*
101.DEF	XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

*	Filed herewith
#	Denotes management compensatory plan or arrangement
+	Certain schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.
^
Exhibit 32.1 shall not be deemed filed with the SEC, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(a)	Previously filed on July 8, 2016 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(b)	Previously filed on August 15, 2016 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(c)	Previously filed on September 8, 2016 as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(d)	Previously filed on October 7, 2016 as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(e)	Previously filed on October 17, 2016 as an exhibit to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(f)	Previously filed on November 11, 2016 as an exhibit to the Company’s Current Report on Form 8-K/A and incorporated herein by reference.
(g)	Previously filed on January 10, 2017 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-215504) and incorporated herein by reference.
(h)	Previously filed on March 31, 2017 as an exhibit to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and incorporated herein by reference.
(i)	Previously filed on May 15, 2017 as an exhibit to the Company Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 and incorporated herein by reference.
(j)	Previously filed on September 7, 2017 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(k)	Previously filed on December 20, 2017 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTERRA, INC.
(Registrant)

	/s/ Jeff Bradley	March 7, 2018
By:	Jeff Bradley
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jeff Bradley	President and Chief Executive Officer; Director	March 7, 2018
Jeffrey Bradley	(Principal Executive Officer)

/s/ Charles R. Brown, II	Executive Vice President and Chief Financial Officer	March 7, 2018
Charles R. Brown, II	(Principal Financial Officer, Principal Accounting Officer)

/s/ Kevin Barner	Director	March 7, 2018
Kevin Barner

/s/ Robert Corcoran	Director	March 7, 2018
Robert Corcoran

/s/ Clint McDonnough	Director	March 7, 2018
Clint McDonnough

/s/ John McPherson	Director	March 7, 2018
John McPherson

/s/ Chris Meyer	Chairman of the Board, Director	March 7, 2018
Chris Meyer

/s/ Jacques Sarrazin	Director	March 7, 2018
Jacques Sarrazin

/s/ Chadwick Suss	Director	March 7, 2018
Chadwick Suss

/s/ Kyle Volluz	Director	March 7, 2018
Kyle Volluz

/s/ Grant Wilbeck	Director	March 7, 2018
Grant Wilbeck