Form 10-Q
period 2018-03-31
Forterra, Inc.
filed 2018-05-08
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 64,224,060 shares of common stock, par value $0.001 per share, of the registrant outstanding as of May 4, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FORTERRA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	March 31,
	2018	2017
	(unaudited)
Net sales	$289,960	$338,302
Cost of goods sold	255,595	299,335
Gross profit	34,365	38,967
Selling, general & administrative expenses	(51,862)	(65,301)
Impairment and exit charges	(1,445)	(435)
Earnings from equity method investee	1,849	3,171
Other operating income, net	790	1,233
	(50,668)	(61,332)
Loss from operations	(16,303)	(22,365)

Other income (expense)
Interest expense	(13,308)	(13,542)
Other income, net	6,016	—
Loss before income taxes	(23,595)	(35,907)
Income tax benefit	3,685	13,364
Net loss	$(19,910)	$(22,543)

Basic and Diluted loss per share:
Net loss	$(0.31)	$(0.35)
Weighted average common shares outstanding:
Basic and Diluted	63,838	63,789

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended
	March 31,
	2018	2017
	(unaudited)
Net loss	$(19,910)	$(22,543)
Unrealized gain (loss) on derivative activities, net of tax	970	(496)
Reclassification due to the adoption of ASU 2018-02	(830)	—
Foreign currency translation adjustment	(1,557)	1,030
Comprehensive loss	$(21,327)	$(22,009)

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$53,355	$104,534
Receivables, net	196,313	192,654
Inventories	268,659	236,655
Prepaid expenses	6,583	5,381
Other current assets	23,083	27,059
Current assets held for sale	—	12,242
Total current assets	547,993	578,525
Non-current assets
Property, plant and equipment, net	414,266	412,572
Goodwill	505,063	496,141
Intangible assets, net	220,267	225,304
Investment in equity method investee	56,294	54,445
Other long-term assets	22,757	18,866
Non-current assets held for sale	—	25,385
Total assets	$1,766,640	$1,811,238

LIABILITIES AND EQUITY
Current liabilities
Trade payables	$127,906	$108,560
Accrued liabilities	39,729	72,782
Deferred revenue	11,240	9,029
Current portion of long-term debt	12,510	12,510
Current portion of tax receivable agreement	34,601	34,601
Current liabilities held for sale	—	4,615
Total current liabilities	225,986	242,097
Non-current liabilities
Senior term loan	1,179,963	1,181,277
Deferred tax liabilities	59,161	67,481
Deferred gain on sale-leaseback	74,921	75,743
Other long-term liabilities	30,556	29,187
Long-term tax receivable agreement	82,962	82,962
Total liabilities	1,653,549	1,678,747
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.001 par value, 190,000 shares authorized; 64,227 and 64,231 shares issued and outstanding	18	18
Additional paid-in-capital	231,120	230,023
Accumulated other comprehensive loss	(6,515)	(5,098)
Retained deficit	(111,532)	(92,452)
Total shareholders' equity	113,091	132,491
Total liabilities and shareholders' equity	$1,766,640	$1,811,238

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)
Net loss	$(19,910)	$(22,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization expense	27,412	29,804
Gain on business divestiture	(6,016)	—
Loss on disposal of property, plant and equipment	53	774
Amortization of debt discount and issuance costs	2,017	1,976
Stock-based compensation expense	1,154	—
Earnings from equity method investee	(1,849)	(3,171)
Distributions from equity method investee	—	2,250
Unrealized gain on derivative instruments, net	(3,349)	(2,034)
Unrealized foreign currency gains, net	(187)	26
Provision (recoveries) for doubtful accounts	(614)	1,677
Deferred taxes	(8,644)	(4,514)
Deferred rent	585	589
Other non-cash items	457	458
Change in assets and liabilities:
Receivables, net	(3)	(42,066)
Inventories	(30,772)	(38,305)
Related party receivables	140	(5,972)
Other current assets	2,730	(1,354)
Accounts payable and accrued liabilities	(7,980)	2,408
Other assets & liabilities	1,435	2,214
NET CASH USED IN OPERATING ACTIVITIES	(43,341)	(77,783)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(9,273)	(17,077)
Settlement of net investment hedges	(4,990)	—
Assets and liabilities acquired, business combinations, net	10,055	(35,346)
NET CASH USED IN INVESTING ACTIVITIES	(4,208)	(52,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loans	(3,128)	(2,625)
Proceeds from revolver	—	134,000
Payments on revolver	—	(14,000)
Other financing activities	(136)	(7)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,264)	117,368
Effect of exchange rate changes on cash	(366)	354
Net change in cash and cash equivalents	(51,179)	(12,484)
Cash and cash equivalents, beginning of period	104,534	40,024
Cash and cash equivalents, end of period	$53,355	$27,540

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$14,096	$12,738
Income taxes paid	899	925
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Assets and liabilities acquired in non-cash exchange	18,140	—

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and description of the business

Description of the Business

Forterra, Inc. (“Forterra” or the ‘‘Company’’) is involved in the manufacturing, sale and distribution of building materials in the United States and Eastern Canada. Forterra’s primary products are concrete drainage pipe, precast concrete structures, and water transmission pipe used in drinking and wastewater systems. These products are used in the residential, infrastructure and non-residential sectors of the construction industry.

Organization

Forterra, a Delaware corporation, was formed on June 21, 2016 to hold the business of Forterra Building Products. The entities comprising the business of Forterra Building Products were indirect wholly-owned subsidiaries of HeidelbergCement A.G. ("HC") prior to its acquisition by LSF9 Concrete Holdings Ltd. ("LSF9") on March 13, 2015, including certain businesses that were divested between March 2015 and October 2016. In October 2016, in a corporate reorganization transaction (the "Reorganization") ownership of the remaining businesses of Forterra Building Products was transferred to Forterra, a wholly-owned subsidiary of Forterra US Holdings, LLC, which is indirectly wholly-owned by an affiliate of Lone Star Fund IX (U.S.),L.P. (along with its affiliates, related parties and associated, but excluding the Company and other companies that it owns as a result of its investment activity, "Lone Star"). On October 25, 2016, Forterra sold 18,420,000 shares of common stock in its initial public offering (the “IPO”). No shares of preferred stock have been issued or were outstanding as of December 31, 2017 or March 31, 2018.

Recent Transactions

On July 31, 2017, the Company sold its U.S. concrete and steel pressure pipe business, which was part of the Company's Water Pipe & Products segment, to an affiliate of Thompson Pipe Group (“TPG”) for aggregate consideration of $23.2 million (the “U.S. Pressure Pipe Divestiture”), as well as certain assets relating to a U.S. Drainage Pipe & Products manufacturing facility. The assets acquired, recognized at fair value, include $3.8 million of working capital, $1.8 million of machinery and equipment, and a customer intangible totaling $0.8 million. The Company used the net proceeds from the transaction to partially pay down the balance outstanding on its $300.0 million asset-based revolving credit facility (the "2016 Revolver"). See Note 11, Debt and deferred financing costs, for greater detail regarding the 2016 Revolver.

On January 31, 2018, in accordance with the asset purchase agreement, the Company divested assets relating to the operation of certain pipe and precast facilities in Tennessee, Alabama, and Georgia to Foley Products Company (or "Foley") in exchange for $10.1 million in cash, land in Sherman, Texas and a Drainage Pipe & Products facility located in Prentiss, Mississippi. The cash received was used for general corporate purposes. See Note 3, Business combinations, for additional details regarding the transaction.

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

The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Seasonal changes and other conditions can affect the sales volumes of the Company's products. The financial results for any interim period do not necessarily indicate the expected results for the year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 as provided in Forterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 7, 2018 (the “2017 10-K”). The Company has continued to follow the accounting policies set forth in those financial statements, except as supplemented and documented below.

During the first quarter of 2017, the Company identified and corrected prior period errors related to cost accrual items which should have been recognized in 2016. A cumulative correction was recorded during the quarter ended March 31, 2017 that increased pretax loss by $4.6 million, which consisted of a $3.3 million increase to cost of goods sold and a $2.0 million increase to selling, general and administrative expenses, partially offset by a $0.7 million increase in revenues. The Company evaluated the impact of correcting these errors and concluded the errors were immaterial to the annual operating results for the year ended December 31, 2017 and the trend of earnings.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. The more significant estimates made by management relate to fair value estimates for assets and liabilities acquired in business combinations; estimates for accrued liabilities for environmental cleanup, bodily injury and insurance claims; estimates for commitments and contingencies; and estimates for the realizability of deferred tax assets, the tax receivable agreement obligation, inventory reserves, allowance for doubtful accounts and impairment of goodwill and long-lived assets.

Credit Risk

At March 31, 2018, the Company had an individual customer within its Water Pipe & Products segment that accounted for more than 10% of total net sales for the three months ended March 31, 2018. The customer represented approximately 15% of the Company's total net sales for the three months ended March 31, 2018, and amounts receivable from the customer at March 31, 2018 represented approximately 18% of the Company's total receivables, net.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Guidance Adopted - Revenue recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance. Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The new guidance outlines a single comprehensive model for accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted the new standard on January 1, 2018 using the modified retrospective method which did not have a material impact on the Company's condensed consolidated financial statements for the period ending March 31, 2018 and is not expected to have a material impact in future periods. No adjustment to retained earnings was required for the cumulative effect of initially applying the new standard. Results for periods beginning on or after January 1, 2018 are presented under Topic 606, which prior period amounts are not adjusted and continue to be reported in accordance with the prior accounting guidance under Topic 605, Revenue Recognition.

Revenue recognition policy

The Company's revenue contracts are primarily single performance obligations for the sale of product both to trade customers and distributors. A majority of revenue recognized by the Company is recognized at the time control is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products. The Company considers several indicators for the transfer of control to its customers, including the significant risks and rewards of ownership of products, the Company's right to payment and the legal title of the products. Based upon the assessment of control indicators, sales to trade customers and distributors are generally recognized when products are delivered to customers.

All variable consideration that may affect the total transaction price, including contractual discounts, rebates, returns and credits are included in net sales. Estimates for variable consideration are based on historical experience, anticipated performance and management's judgment. Generally, the Company's contracts do not contain significant financing.

For certain engineering and construction contracts and building contracting arrangements, the Company enters into long-term contracts with customers. Revenue is recognized as the identified performance obligations are satisfied over time using an acceptable input method to measure the progress toward completion of the performance obligation if: the customer receives the benefits as work is performed, the customer controls the asset as it is being produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment. The Company uses its cost incurred to date relative to total estimated costs at completion to measure progress. The Company's contract liabilities consist of billings to customers in excess of revenue recognized which the Company records as deferred revenue. Revenue for the three months ended March 31, 2018, which was included in contract liabilities at the beginning of the period was not material. Contract assets include revenue recognized in excess of amounts billed and balances billed but not yet paid by customers under retainage provisions which are classified as a current asset within receivables, net on the Company's balance sheet. The Company had no material contract assets on the condensed consolidated balance sheets as of March 31, 2018.

The Company records net sales including taxes collected on behalf of its customers. Shipping and handling costs are accounted for as contract fulfillments costs and classified as cost of goods sold. See Note 18, Segment reporting, for the Company's disaggregated revenue disclosures.

Recent Accounting Guidance Adopted - Other

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income to allow a reclassification from accumulated other comprehensive income ("OCI") to retained earnings for

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

stranded tax effects resulting from the U.S. tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017 (“TCJA”). This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted the guidance provided in the ASU during the first quarter of 2018 and reclassified $0.8 million of stranded deferred tax benefits related to its derivative instruments from accumulated other comprehensive loss to retained deficit.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, providing guidance on eight specific cash flow statement classification matters, including but not limited to prepayment of debt or debt extinguishment costs, contingent consideration payments made after a business combination, insurance claims and policies, and distributions received from equity method investees. The Company adopted this standard on January 1, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which added paragraphs to the codification pursuant to the SEC Staff Accounting Bulletin No. 118, which addressed the application of U.S. GAAP in situations when a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to finalize the calculations for the 2017 income tax effects of the TCJA. ASU 2018-05 provides entities with a one year measurement period from the December 22, 2017 enactment date, in order to complete the accounting for the effects of the TCJA. See Note 17, Income taxes, for a further discussion of the effect of the TCJA on the Company's income taxes.

Recent Accounting Guidance Not Yet Adopted

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

3.    Business combinations

On January 31, 2018, in accordance with the Asset Purchase Agreement, the Company divested assets relating to the operation of certain pipe and precast facilities in Tennessee, Alabama, and Georgia to Foley Products Company in exchange for $10.1 million in cash, land in Sherman, Texas and a Drainage Pipe & Products facility located in Prentiss, Mississippi.

The acquisition was accounted for as a business combination as defined by FASB ASC 805, Business Combinations. In accordance with ASC 805, the purchase price is measured as the acquisition date fair value of the assets transferred by the Company to Foley in the exchange. In the exchange, the Company divested of the net working capital and certain of the real property of its pipe and precast plants in Tennessee and Alabama, as well as the net working capital of certain pipe and precast plants in Georgia. The purchase price of $36.2 million is the fair value of the divested assets which resulted in the recognition of a gain of $6.0 million, recognized in Other income, net. The purchase price is subject to customary net working capital adjustments. The Company allocated the purchase price to the individually identifiable assets acquired and liabilities assumed based on their estimated fair value on the date of acquisition. The excess purchase price over those fair values was recorded as goodwill.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The determination of fair values of the divested and acquired assets and assumed liabilities requires significant judgment, including estimates impacting the determination of estimated lives of tangible and intangible assets, calculation of the fair value of property, plant and equipment, inventory, and various intangibles. The fair values of assets and liabilities were determined using level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures.

The preliminary respective fair values of the assets acquired and liabilities assumed in the transaction, including $10.1 million in cash, the Prentiss plant, and a parcel of land in Sherman, Texas at the acquisition date are as follows (in thousands):

Net working capital	$10,984
Property, plant and equipment	9,221
Customer relationship intangible	2,390
Non-compete agreement intangible	5,600
Net identifiable assets acquired	28,195
Goodwill	8,005
Consideration transferred	$36,200

The fair values described above are preliminary and are subject to change upon the Company's final determination of the fair value of divested and acquired assets and liabilities.

Goodwill recognized is attributable primarily to expected operating efficiencies and expansion opportunities in the business acquired. Goodwill is expected to be deductible for tax purposes for the Foley transaction.

Transaction costs

The Company recognized aggregate transaction costs, including legal, accounting, valuation and advisory fees, specific to acquisitions and divestitures of $0.5 million and $0.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively. These costs are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

4. Receivables, net

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Trade receivables	$190,548	$190,143
Amounts billed, but not yet paid under retainage provisions	1,593	1,091
Other receivables	7,554	5,453
Total receivables	199,695	196,687
Less: Allowance for doubtful accounts	(3,382)	(4,033)
Receivables, net	$196,313	$192,654

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

5. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Finished goods	$176,254	$156,207
Raw materials	91,987	79,905
Work in process	418	543
Total inventories	$268,659	$236,655

6. Investment in equity method investee

The Company contributed plant assets and related inventory from nine operating locations as part of the agreement to form a joint venture with Americast, Inc., Concrete Pipe & Precast LLC ("CP&P"), and in return for the contribution the Company obtained a 50% ownership stake in the joint venture through its 500 Common Unit voting shares in CP&P.  Both at March 31, 2018 and December 31, 2017, the Company owned 50% of CP&P's voting common stock.

The Company's investment in the joint venture was $56.3 million at March 31, 2018, which is included within the Drainage Pipe & Products segment. At March 31, 2018, the difference between the amount at which the Company's investment is carried and the amount of the Company's share of the underlying equity in net assets of CP&P was approximately $13.2 million. The basis difference is primarily attributed to the value of land and equity method goodwill associated with the investment.

Selected financial data for the investee is as follows (in thousands):

Three months ended
March 31,
2018
Net sales	$30,018
Gross profit	8,448
Income from operations	3,835
Net income	$3,776

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Property, plant and equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Machinery and equipment	$353,128	$343,827
Land, buildings and improvements	149,402	144,273
Other equipment	5,455	5,141
Construction-in-progress	29,894	30,295
Total property, plant and equipment	537,879	523,536
Less: accumulated depreciation	(123,613)	(110,964)
Property, plant and equipment, net	$414,266	$412,572

Depreciation expense totaled $14.3 million for the three months ended March 31, 2018, and $15.0 million for the three months ended March 31, 2017, which is included in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

8. Goodwill and other intangible assets, net

    The Company has goodwill which has been recorded in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the three months ended March 31, 2018 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2017	$179,723	$316,418	$496,141
Acquisitions	8,005	—	8,005
Foreign currency and other adjustments	917	—	917
Balance at March 31, 2018	$188,645	$316,418	$505,063

ASC 350 requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company performs its annual impairment testing of goodwill as of October 1 of each year and in interim periods if events occur that would indicate that it is more likely than not the fair value of a reporting unit is less than carrying value. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative analysis. The quantitative analysis compares the fair value of the reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds the fair value, impairment is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of March 31, 2018, no indications exist which would indicate the fair value of a reporting units is less than its carrying value.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Intangible assets other than goodwill at March 31, 2018 and December 31, 2017 included the following (in thousands):

	Net carrying value as of March 31, 2018	Net carrying value as of December 31, 2017
Customer relationships	$160,223	$168,000
Trade names	28,355	29,632
Patents	14,623	15,729
Customer backlog	392	404
Non-compete agreements	9,668	4,543
In-Process R&D	6,354	6,354
Other	652	642
Total intangible assets	$220,267	$225,304

Amortization expense totaled $13.1 million for the three months ended March 31, 2018, and $14.8 million for the three months ended March 31, 2017, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. All of the Company's intangible assets are amortizable.

9. Fair value measurement

The Company's financial instruments consist primarily of cash and cash equivalents, trade and other receivables, derivative instruments, accounts payable, long-term debt, accrued liabilities, and the tax receivable agreement payable. The carrying value of the Company's cash equivalents, trade receivables, other receivables, trade payables, its 2016 Revolver and accrued liabilities approximates fair value due to their short-term maturity. The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired.

The carrying amount and estimated fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis is as follows for the dates indicated (in thousands):

	Fair value measurements at March 31, 2018 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value March 31, 2018
Assets:
Derivative asset	—	$8,600	—	$8,600

	Fair value measurements at December 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2017
Assets:
Derivative asset	—	$5,251	—	$5,251
Liabilities:
Derivative liability	—	6,286	—	6,286

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at March 31, 2018 using
	Carrying Amount March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value March 31, 2018
Liabilities:
2016 Senior Term Loan	$1,192,473	—	$1,145,983	—	$1,145,983
Tax receivable agreement payable	117,563	—	—	77,526	77,526

		Fair value measurements at December 31, 2017 using
	Carrying Amount December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2017
Liabilities:
2016 Senior Term Loan	$1,193,787	—	$1,151,981	—	$1,151,981
Tax receivable agreement payable	117,563	—	—	75,865	75,865

The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are supported by observable market transactions when available. See Note 11, Debt and deferred financing costs, for a further discussion of Company debt.

The determination of the fair value of the Company's tax receivable agreement payable was determined using a discounted cash flow methodology using level 3 inputs as defined by ASC 820. The determination of fair value required significant judgment, including estimates of the timing and amounts of various tax attributes. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Actual results could differ from these estimates. See Note 14, Commitments and contingencies, for a further discussion of the Company's tax receivable agreement.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

10.    Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued payroll and employee benefits	$19,535	$26,597
Accrued taxes	6,316	10,294
Accrued rebates	4,446	8,428
Short-term derivative liability	—	6,286
Warranty	5,295	5,038
Environmental obligation	446	446
Other miscellaneous accrued liabilities	3,691	15,693
Total accrued liabilities	$39,729	$72,782

11. Debt and deferred financing costs

The Company’s debt consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
2016 Senior Term Loan, net of debt issuance costs and original issuance discount of $39,767 and $41,580, respectively	$1,192,473	$1,193,787
Total debt	$1,192,473	$1,193,787
Less: current portion debt	(12,510)	(12,510)
Total long-term debt	$1,179,963	$1,181,277

Concurrent with the completion of the IPO, Forterra entered into the 2016 Revolver, a $300 million asset based revolving credit facility for working capital and general corporate purposes and a $1.05 billion senior term loan facility (“2016 Senior Term Loan”), the proceeds of which, together with a $125.0 million draw on the 2016 Revolver and $296.0 million in proceeds from the IPO, were used to repay in full and terminate the Company's then-existing asset based revolving credit facility (the “2015 Revolver”), its $1.04 billion senior term loan (the “2015 Senior Term Loan”) and its $260.0 million junior term loan (the “Junior term Loan”) (which actions are collectively referred to herein as the “Refinancing”).

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total 2016 Revolver. Availability under the 2016 Revolver at March 31, 2018 based on draws, and outstanding letters of credit and allowable borrowing base was $243.0 million.

As of March 31, 2018, scheduled maturities of long-term debt were as follows:

2016 Senior Term Loan
2018	$9,383
2019	12,510
2020	12,510
2021	12,510
2022	12,510
Thereafter:	1,172,817
$1,232,240

Lines of Credit and Other Debt Facilities

The Company had standby letters of credit outstanding of $13.4 million as of March 31, 2018 which reduce the borrowings available under the Revolver.

12. Derivatives and hedging

The Company uses derivatives to manage selected foreign exchange and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and cash flows from derivative instruments are included in net cash provided by (used in) financing activities in the condensed consolidated statements of cash flows.

At December 31, 2017, the Company had foreign exchange forward contracts, designated as net investment hedges in accordance with ASC 815-20 Derivatives - Hedging, which allows for the effective portion of the changes in the fair value of the instruments to be captured in accumulated other comprehensive income, and the ineffective portion recorded in earnings. These instruments were assigned to Forterra by an affiliate concurrent with the Reorganization, directly prior to the Refinancing and IPO and were settled in March 2018 resulting in a cash outlay of $5.0 million. This cash outlay was recorded within the investing activities section of the consolidated statements of cash flows. The net investment hedges were intended to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. Cumulative changes in fair value of the designated portion of the hedging instruments were recorded in Accumulated other comprehensive income, and will be reclassified into earnings upon the sale or complete or substantially complete liquidation of the foreign entity.

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

A quantitative analysis is utilized to assess hedge effectiveness for the hedges. The Company assesses the hedge effectiveness and measures the amount of ineffectiveness for the hedge relationships based on changes in forward exchange rates. The Company elects to present all derivative assets and derivative liabilities on a net basis on its condensed consolidated balance sheets when a legally enforceable International Swaps and

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At March 31, 2018 and December 31, 2017, the Company’s derivative instruments fall under an ISDA master netting agreement.

The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	March 31, 2018
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$525,000	$8,600	—	—
Total derivatives, gross		8,600		—
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$8,600		$—

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$—	$—	$92,961	$6,286
Interest rate swaps	525,000	$5,251	—	—
Total derivatives, gross		5,251		6,286
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$5,251		$6,286

The following table presents the effect of derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended
	March 31,
	2018	2017
Net investment hedges
Foreign exchange forward contracts
Gain (loss) on derivatives recognized in Accumulated other comprehensive loss	$970	$(496)
Derivatives not designated as hedges
Interest rate swaps
Gain on derivatives not designated as hedges included in interest expense	3,349	2,034

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

13.    Sale-Leaseback Transaction

On April 5, 2016, the Company sold properties in 47 sites throughout the U.S. and Canada to Pipe Portfolio Owner (Multi) LP (the “U.S. Buyer”) and FORT-BEN Holdings (ONQC) Ltd. (the “Canadian Buyer”) for an aggregate purchase price of approximately $204.3 million.  On April 14, 2016, the Company sold additional properties in two sites located in the U.S. to the U.S. Buyer for an aggregate purchase price of approximately $11.9 million. In connection with these transactions, the Company and U.S. Buyer and an affiliate of the Canadian Buyer entered into master land and building lease agreements under which the Company agreed to lease back each of the properties for an initial term of twenty years, followed by one optional renewal term of 9 years, 11 months. Leaseback rental will escalate annually by 2% during the initial term and based on changes in the Consumer Price Index capped at 4% during the optional renewal period. The proceeds received from the sale-leaseback transactions net of transaction costs of $6.5 million amounted to $209.7 million. A deferred gain of $81.5 million related to the sale-leaseback transaction will be amortized over the life of the master leases. As of March 31, 2018, the non-current portion of the deferred gain was $74.9 million and the current portion of the deferred gain was $2.8 million in the condensed consolidated balance sheets.

14.    Commitments and contingencies

Legal matters

The Company is involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity. Other than routine litigation incidental to the Company's business and those matters described below, there are no material legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.

Earnout matter

The acquisition of Forterra Building Products from HC in March 2015 included an earnout contingency of up to $100.0 million if and to the extent the 2015 financial results of the businesses acquired by Lone Star in the acquisition, including the Company and HC's former building products business in the United Kingdom that were divested prior to the IPO, exceeded a specified Adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such Adjusted EBITDA calculation exceeds the specified target, LSF9, and therefore, Forterra would be required to pay HC an amount equal to a multiple of such excess Adjusted EBITDA, with any payment capped at $100.0 million. In April 2016, the Company provided an earnout statement to HC demonstrating that no payment was required. On June 13, 2016, HC provided notification that it is disputing, among other things, the Company’s calculation of Adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100.0 million. The Company does not believe HC’s position has merit and is vigorously opposing HC's assertions.

On October 5, 2016, affiliates of HC filed a lawsuit in the Delaware Court of Chancery seeking specific performance and claiming access to the Company's books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert’s authority; and in the alternative, claiming a breach of contract and seeking the $100.0 million and other damages (the "Delaware Action"). In November 2016, the defendants filed a motion to dismiss the Delaware Action, and on January 6, 2017, the plaintiffs filed a First Amended Complaint. The defendants filed a motion to dismiss the First Amended Complaint on February 22, 2017, requesting that the Court dismiss all claims in the Delaware Action. On December 8, 2017, the court granted the defendants' Motion to Dismiss the First Amended Complaint in the Delaware Action, finding that the earnout dispute should be heard before a neutral accounting arbitrator as set forth in the purchase agreement. The court further found that any claims that required to be brought as indemnification claims under the purchase agreement were time-barred by the contractual limitations period. The plaintiffs in the Delaware Action filed a Motion for Clarification and Reargument of the Court's December 8, 2017 Memorandum Opinion, which the court denied on February 7, 2018. The plaintiffs in the Delaware Action did not appeal the court's ruling.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Following the resolution of the Delaware Action, the parties negotiated an engagement agreement with the neutral accountant as contemplated by the purchase agreement and that engagement was made effective April 23, 2018. The parties are currently in the process of briefing certain preliminary matters before the neutral accountant that need to be decided prior to the calculation of adjusted EBITDA under the purchase agreement. The briefing on these preliminary matters is expected to conclude during the second quarter of 2018.

As a result of the Reorganization, the defendants in the Delaware Action are no longer part of the Company and its consolidated subsidiaries, however the Company remains the liable party in this matter. As of March 31, 2018, no liability for this contingency has been accrued as payment of any earnout is not considered probable. However, the outcome of this matter is uncertain, and no assurance can be given to the ultimate outcome of the resulting proceedings. If the Company is unsuccessful in resolving the dispute, it could recognize a material charge to its earnings.

Securities Lawsuit

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

The Securities Lawsuits generally assert claims under Section 11 of the Securities Act of 1933, as amended ("Securities Act"), Section 15 of the Securities Act, Section 10(b) of the Securities Exchange Act of 1934 as amended and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and they seek (1) class certification under the Federal Rules of Civil Procedure, (2) damages in an amount to be proven at trial, (3) prejudgment and post-judgment interest, (4) an award of reasonable costs and expense of plaintiffs, including counsel and expert fees, (5) an award of rescission or a rescissionary measure of damages, and (6) equitable or other relief as deemed appropriate by the court.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

On March 5, 2018, the Company and several individual defendants filed a letter request with the court in one of the Securities Lawsuits, in accordance with the local rules of the court, seeking permission to file a motion to transfer the venue of the litigation from the Eastern District of New York to the Northern District of Texas based on the fact that it could have originally been brought in the Northern District of Texas and that transfer would be in the interest of justice and the convenience of the parties an witnesses. On March 12, 2018 Plaintiffs filed a letter opposing the proposed transfer of venue, but the court has not yet ruled on the matter.

The Company is defending the Securities Lawsuits vigorously. Given the stage of the proceedings, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Securities Lawsuits.

Long-term incentive plan

Following the Acquisition, Lone Star implemented a cash-based long term incentive plan (the “LTIP”), which entitles the participants in the LTIP a potential cash payout upon a monetization event as defined by the LTIP. Potential monetization events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star reduces its ownership interest in the Company or successor entities of LSF9, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of March 31, 2018, no such monetization events that meet the required return for an LTIP payment have occurred, and therefore no amounts were accrued in the accompanying condensed consolidated balance sheets. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future monetization events. The timing and amount of such payments are unknown and is dependent upon future monetization events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the IPO, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered.

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

For purposes of the tax receivable agreement, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which any such related tax benefits remain. The Company accounts for potential payments under the tax receivable agreement as a contingent liability, with amounts accrued when considered probable and reasonably estimable. As of the IPO date, the Company recorded a $160.8 million liability and a reduction to additional paid-in-capital related to the tax receivable agreement for the undiscounted value of probable future payments. Net of tax effects of $18.5 million, the net reduction to additional paid-in-capital related to the initial liability for the tax receivable agreement issued was $142.3 million. The passage of the TCJA described in Note 17 significantly reduced the Company's anticipated liability under the tax receivable agreement. Net of other adjustments, the Company's tax receivable agreement liability as of March 31, 2018 is $117.6 million, of which $34.6 million is in

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

current portion of tax receivable agreement and $83.0 million is in long-term tax receivable agreement in the condensed consolidated balance sheets. The timing and amount of future tax benefits associated with the tax receivable agreement are subject to change, and additional payments may be required which could be materially different from the current accrued liability. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing activity in the consolidated statement of cash flows. No payments have been made as of March 31, 2018.

15. Earnings per share

Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities include employee stock options and shares of restricted stock. Diluted EPS reflects the assumed exercise, vesting or conversion of all dilutive securities.

The calculations of the basic and diluted EPS for the three months ended March 31, 2018 and 2017 are presented below (in thousands, except per share amounts):

	For the three months ended March 31,
	2018	2017
Net loss	$(19,910)	$(22,543)
Earnings allocated to unvested restricted stock awards	—	(64)
Earnings allocated to common shareholders	$(19,910)	$(22,479)

Common stock:
Weighted average basic shares outstanding	63,838	63,789
Effect of dilutive securities	—	—
Weighted average diluted shares outstanding	63,838	63,789

Basic earnings (loss) per share:
Net loss	$(0.31)	$(0.35)
Diluted earnings (loss) per share:
Net loss	$(0.31)	$(0.35)

As detailed further below, potential dilutive shares of common stock were anti-dilutive as a result of the Company's net loss for the three months ended March 31, 2018 and March 31, 2017. As a result, basic weighted average shares were used in the calculations of basic earnings per share and diluted earnings per share for those periods.

The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the three months ended March 31, 2018 and March 31, 2017 was 131,731 and 1,306, respectively. The number of restricted shares that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 100,501 and 34,199 for the three months ended March 31, 2018 and March 31, 2017, respectively.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

16. Stock-based plans

Forterra has one equity compensation plan under which it has granted stock awards, the Forterra, Inc. 2016 Stock Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan become effective October 17, 2016, upon the approval of the Company's sole equity-holder, and serves as the umbrella plan for the Company's stock-based and cash-based incentive compensation programs for its directors, officers, and other eligible employees. The aggregate number of shares of common stock that may be issued under the 2016 Incentive Plan may not exceed 5,000,000 shares. The Company's board of directors has granted employees and independent directors options to purchase shares of common stock, shares of restricted common stock, and restricted stock units. The options, restricted stock and restricted stock units awarded to employees are subject to either three-year or four-year vesting periods, and the options, restricted stock and restricted stock units awarded to independent directors are subject to to a one-year vesting period. The awards of stock options granted under the 2016 Incentive Plan have a term of ten years.

In accordance with ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expense over the requisite service period for the entire award, or to the date at which retirement eligibility is achieved and subsequent service no longer required for continued vesting of the award, in an amount equal to the grant date fair value of share-based payments, which include stock options granted and restricted stock awards to employees and non-employee members of Forterra's board of directors. The Company records stock-based compensation expense in cost of goods sold and selling, general and administrative expenses. Stock-based compensation expense was approximately $1.2 million and $0.4 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

17.    Income taxes

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly known as the TCJA. Effective January 2018, the TCJA, among other things, reduced the marginal U.S. corporate income tax rate from 35% to 21%, limited the deductibility of interest expense, limited the deduction for net operating losses and eliminated net operating loss carrybacks, provided for immediate expensing of qualified capital expenditures placed in service after September 27, 2017 and modified or eliminated many business deductions and credits. The TCJA also includes international provisions, which generally establish a territorial-style system for taxing foreign source income of domestic multinational corporations and imposes a mandatory one-time transition tax on undistributed international earnings.

Due to the complexities involved in accounting for the enactment of TCJA, SEC Staff Accounting Bulletin 118 provides the registrants with the measurement period up to one year following the enactment of the TCJA to account for the impact of the new U.S. corporate income tax law. During the measurement period the Company will provide provisional estimates of the impacts of the TCJA in its condensed consolidated financial statements until the accounting for the TCJA is complete.

For the year ended December 31, 2017 the Company recorded a provisional $26.9 million income tax benefit primarily related to the remeasurement of certain deferred tax assets and liabilities in connection with the TCJA. The Company considers it likely that further technical guidance will be provided regarding certain new provisions included in the TCJA, as well as clarity regarding the state income tax conformity to the current federal tax code. The Company will continue to refine the provision amounts for the impacts of the TCJA as further guidance becomes available. The Company did not record any revisions to the provisional amounts in the period ended March 31, 2018. The accounting is expected to be completed once the Company's 2017 U.S. Corporate income tax return is completed in the fourth quarter of 2018.

The Company recorded income tax benefit from continuing operations of $3.7 million and $13.4 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

The income tax benefit for the three months ended March 31, 2018 is primarily attributable to the federal and state benefit of the current period losses at the statutory rates offset with the unfavorable impact from permanent book to tax differences. The income tax benefit for the three months ended March 31, 2017 is primarily

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

attributable to the effect of state income taxes, valuation allowance in certain states and foreign jurisdictions, partially offset by the favorable foreign rate differentials and a favorable deduction for domestic production activities.

The Company's quarterly provision for income taxes has historically been calculated using the annual effective rate method, which applies an estimated annual effective tax rate to pre-tax income or loss. However, when the result of the expected annual effective tax rate is not deemed reliable and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the actual year-to-date effective tax rate (the "discrete method"), which results in an income tax provision or benefit based solely on the year-to-date pre-tax income or loss as adjusted for permanent differences on a pro rata basis. As a result, interim income taxes were recorded using the discrete method, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting for the three months ended March 31, 2018.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth the disaggregation of revenue earned from contracts with customers based on the Company's reportable segments as well as other financial information attributable to the Company's reportable segments for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31,
	2018	2017
Net sales:
Drainage Pipe & Products	$155,645	$160,448
Water Pipe & Products	134,313	177,849
Corporate and Other	2	5
Total	$289,960	$338,302

Depreciation and amortization:
Drainage Pipe & Products	10,097	12,276
Water Pipe & Products	17,082	17,446
Corporate and Other	233	82
Total	$27,412	$29,804

EBITDA:
Drainage Pipe & Products	21,159	11,411
Water Pipe & Products	6,909	17,112
Corporate and Other	(10,943)	(21,084)
Total	$17,125	$7,439

Consolidated EBITDA	17,125	7,439
Interest expense	(13,308)	(13,542)
Depreciation and amortization	(27,412)	(29,804)
Loss before income taxes	$(23,595)	$(35,907)

Capital expenditures:
Drainage Pipe & Products	2,867	6,522
Water Pipe & Products	5,243	4,810
Corporate and Other	78	848
Total	$8,188	$12,180

	March 31,	December 31,
	2018	2017
Total assets:
Drainage Pipe & Products	733,904	744,135
Water Pipe & Products	937,698	925,457
Corporate and Other	95,038	141,646
Total	$1,766,640	$1,811,238

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $1.8 million and $3.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively, and with the following balances (in thousands):

	March 31,	December 31,
	2018	2017
Investment in equity method investee	$56,294	$54,445

Disaggregated revenue by geographic location is provided in the tables below. The Company has operations in the United States, Canada and Mexico. The economic characteristics of the Company's customers does not significantly vary across geographic locations or product lines. The Company has both revenues and long-lived assets in each country; and those assets and revenues are recorded within geographic location as follows (in thousands):

Property, plant, and equipment, net:	March 31,	December 31,
	2018	2017
United States	$384,249	$381,754
Canada	19,245	20,251
Mexico	10,772	10,567
	$414,266	$412,572

Net Sales:	For the three months ended March 31,
	2018	2017
United States	$273,669	$321,136
Canada	14,180	13,967
Mexico	2,111	3,199
	$289,960	$338,302

19. Related party transactions

Tax receivable agreement

In connection with the IPO, the Company entered into a tax receivable agreement with Lone Star that provides for, among other things, the payment by the Company to Lone Star of 85% of the amount of certain covered tax benefits, which may reduce the actual liability for certain taxes that the Company might otherwise be required to pay. See Note 14, Commitments and contingencies, for additional information on the tax receivable agreement.

Bricks Joint Venture

In connection with the Reorganization, Forterra entered into a transition services agreement with the joint venture formed by the affiliate of Lone Star and an unaffiliated third party pursuant to which Forterra's former bricks business was contributed (the "Bricks Joint Venture"). Pursuant to the transition services agreement, Forterra continued to provide certain administrative services, including but not limited to information technology, accounting and treasury for a limited period of time following the disposition by Forterra of its former bricks business. The Company recognized a total of $0.7 million in Other operating income, net pursuant to the transition services agreement related to the Bricks Joint Venture for the three months ended March 31, 2017. Additionally, during the transition period, the Company collected cash from as well as settled invoices and payroll on behalf of its former bricks business. As a result, Forterra had a net receivable from affiliates of $4.1 million as of December 31, 2017 and March 31, 2018.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A, “Risk Factors” in our 2017 10-K filed with the SEC on March 7, 2018. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 7, 2018, or the 2017 10-K.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with those statements.

Unless otherwise specified or where the context otherwise requires, references in this Report to “our,” “we,” “us,” “Forterra”, the “Company” and “our business” refer to Forterra, Inc., together with its consolidated subsidiaries.

Overview

Our Company

We are a manufacturer of pipe and precast products in the United States and Eastern Canada for a variety of water-related infrastructure applications, including water transmission, distribution and drainage. We provide critical infrastructure components for a broad spectrum of construction projects across residential, non-residential and infrastructure markets. Our suite of products range from large diameter pipe that transports water to and from treatment centers and manages drainage along major transportation corridors, to smaller diameter pipe that delivers potable water to, and removes wastewater from, end users in residential and commercial settings.

Our Segments

Our operations are organized into the following reportable segments:

•	Drainage Pipe & Products - We are a producer of concrete drainage pipe and precast products.

•	Water Pipe & Products - We are a producer of ductile iron pipe, or DIP, and concrete pressure pipe.

•	Corporate and Other - Corporate, general and administrative expenses not allocated to our revenue-generating segments such as certain shared services, executive and other administrative functions.

Principal Factors Affecting Our Results of Operations

Our financial performance and results of operations are influenced by a variety of factors, including conditions in the residential, non-residential and infrastructure construction markets, general economic conditions, changes in cost of goods sold, and seasonality and weather conditions.

The first quarter of 2018 was impacted by cost pressures on freight, labor, and raw materials which have broadly been mitigated with the exception of scrap, where higher prices were not offset by higher selling prices. Cold weather which continued through March in the Midwest, Mid-Atlantic and North and record rainfall in certain markets also had an impact on our first quarter 2018 results.

Factors Affecting our Financial Statements

Business Combinations and Divestitures

On February 2, 2017, we completed the acquisition of substantially all of the assets of Royal Enterprises America, Inc., a drainage pipe and products manufacturer located in Minnesota for aggregate consideration of $35.5 million. Royal manufactured concrete drainage pipe, precast concrete products, and stormwater treatment technologies and erosion control products serving the greater Minneapolis market and now operates as part of our Drainage Pipe & Products segment.

On July 31, 2017, we sold our U.S. concrete and steel pressure pipe business, which was part of our Water Pipe & Products segment, to an affiliate of Thompson Pipe Group, or TPG, for aggregate consideration of $23.2 million, as well as certain assets relating to a U.S. Drainage Pipe & Products manufacturing facility. The assets acquired, recognized at fair value, include $3.8 million of working capital, $1.8 million of machinery and equipment, and a customer intangible totaling $0.8 million. We used the net proceeds from the transaction to partially pay down the balance outstanding on its $300.0 million 2016 Revolver. See Note 11 Debt and deferred financing costs for greater detail regarding the 2016 Revolver.

On January 31, 2018, in accordance with the Asset Purchase Agreement, we divested assets relating to the operation of certain pipe and precast facilities in Tennessee, Alabama, and Georgia to Foley in exchange for $10.1 million in cash, land in Sherman, Texas and a Drainage Pipe & Products facility located in Prentiss, Mississippi subject to customary net working capital adjustments, or the Foley Transaction. The cash received was used for general corporate purposes. The Prentiss facility manufactures concrete drainage pipe, precast and concrete products, and services the Mississippi and surrounding markets.

Principal Components of Results of Operations

Net Sales

Net sales consist of the consideration which we expect to be entitled to for the sale of products in the ordinary course of business and include the billable costs of delivery of our products to customers. Revenue for certain contracts related to our structural precast and products that are designed and engineered specifically for the customer is recognized over time using an acceptable input method which utilizes our cost incurred to date relative to total estimated costs at completion to measure progress. See Note 2, Summary of significant accounting policies, to the condensed consolidated financial statements, for a discussion of accounting guidance adopted regarding revenue recognition.

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

Impairment and Exit Charges

Impairment and exit charges are significantly comprised of severance and other charges incurred to consolidate certain plants in an effort to optimize our portfolio.

Earnings from Equity Method Investee

Earnings from equity method investee represents our share of the income of CP&P, the joint venture we entered into in July 2012 with Americast, Inc. We contributed plant assets and related inventory from nine plants as part of the agreement to form CP&P in exchange for a 50% ownership interest in the joint venture. CP&P is engaged primarily in the manufacture, marketing, sale and distribution of concrete pipe and precast products in Virginia, West Virginia, Maryland, North Carolina, and South Carolina, with sales to contiguous states.
See Note 6, Investment in equity method investee, to the condensed consolidated financial statements, for further discussion of CP&P.

Other Operating Income

The remaining categories of operating income and expenses consist of scrap income (associated with scrap from the manufacturing process or remaining scrap after plants are closed), rental income and the gain or loss generated on the sale of assets including property, plant and equipment.

Interest Expense

Interest expense represents interest on indebtedness.

Other Expense, net

Other expense, net includes miscellaneous non-operating net income or expenses.

Income Tax Expense

Income tax expense consists of federal, state, provincial, local and foreign taxes based on income in the jurisdictions in which we operate.

Results of Operations

Three Months Ended March 31, 2018 as Compared to Three Months Ended March 31, 2017

Total Company

The following table summarizes certain financial information relating to our operating results for the three months ended March 31, 2018 and March 31, 2017. Also included is information relating to the operating results as a percentage of net sales.

Statements of Income Data:	For the three months ended March 31, 2018	% of Net Sales	For the three months ended March 31, 2017	% of Net Sales

Net sales	$289,960	100.0%	$338,302	100.0%
Cost of goods sold	255,595	88.1%	299,335	88.5%
Gross profit	34,365	11.9%	38,967	11.5%
Selling, general and administrative expenses	(51,862)	17.9%	(65,301)	19.3%
Impairment and exit charges	(1,445)	0.5%	(435)	0.1%
Earnings from equity method investee	1,849	0.6%	3,171	0.9%
Other operating income	790	0.3%	1,233	0.4%
	(50,668)	17.5%	(61,332)	18.1%
Loss from operations	(16,303)	(5.6)%	(22,365)	(6.6)%
Other income (expenses)
Interest expense	(13,308)	4.6%	(13,542)	4.0%
Other income, net	6,016	2.1%	—	—%
Loss before income taxes	(23,595)	8.1%	(35,907)	10.6%
Income tax benefit	3,685	1.3%	13,364	4.0%
Net loss	$(19,910)	6.9%	$(22,543)	6.7%

Net Sales

Net sales for the three months ended March 31, 2018 were $290.0 million, a decrease of $48.3 million or 14.3% from $338.3 million in the three months ended March 31, 2017. The decrease is due in part to the U.S. Pressure Pipe Divestiture, which contributed $27.8 million in net sales in the first quarter of 2017, and other divestitures and acquisitions. Record rainfall in North Texas and prolonged cold weather in our Midwest, Mid-Atlantic and North regions also negatively impacted net sales. Shipments in Water were lower due to downtime at the Bessemer, Alabama ductile iron pipe facility associated with a facility upgrade project.

Cost of Goods Sold

Cost of goods sold were $255.6 million for the three months ended March 31, 2018, a decrease of $43.7 million or 14.6% from $299.3 million in the three months ended March 31, 2017. The decrease is due in part to the U.S. Pressure Pipe Divestiture, which contributed $32.2 million in cost of goods sold in the three months ended March 31, 2017, as well as other acquisitions and divestitures, and in part due to lower net sales in the Water segment due to facility downtime at the Bessemer, Alabama ductile iron pipe facility in connection with a facility upgrade project as well as the impact of weather.

Gross Profit

Gross profit decreased by $4.6 million, or 11.8%, to $34.4 million in the three months ended March 31, 2018 from $39.0 million in the three months ended March 31, 2017. Gross profit decreased due to lower sales volumes and proportionately higher cost of goods sold including higher cost of raw materials and unabsorbed costs associated with facility downtime in the Water segment. Higher scrap costs not offset by higher selling prices negatively impacted gross profit in the three months ended March 31, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $51.9 million for the three months ended March 31, 2018, a decrease of $13.4 million or 20.5% from $65.3 million in the three months ended March 31, 2017. The period-over-period decrease is partially attributable a decrease of $2.1 million of costs incurred by entities divested in the U.S. Pressure Pipe Divestiture. Selling, general and administrative expenses in our existing businesses decreased by $11.3 million primarily due to lower professional fees associated with various cost saving initiatives which were not incurred in three months ended March 31, 2018.

Impairment and Exit Charges

We recognized $1.4 million for the three months ended March 31, 2018 for restructuring charges that primarily related to the consolidation of certain locations for the planned optimization of our portfolio as compared to $0.4 million in the prior year period.

Interest Expense

Interest expense decreased by $0.2 million, or 1.5%, to $13.3 million in the three months ended March 31, 2018 from $13.5 million in the three months ended March 31, 2017. This decrease was primarily due to lower debt balances as we had no balances outstanding on our revolving credit agreement for the three months ended March 31, 2018 and a larger mark-to-market gain on our interest rate swap, partially offset by higher average interest rate.

Other Income, net

Other income, net was $6.0 million for the three months ended March 31, 2018 due to the gain resulting from the Foley Transaction.

Income Tax Benefit

Income tax benefit decreased by $9.7 million to $3.7 million in the three months ended March 31, 2018 from $13.4 million in the three months ended March 31, 2017 due largely to the impact of the lower corporate tax rates enacted in December 2017. The income tax benefit for the three months ended March 31, 2018 is primarily attributable to the federal and state benefit of the current period losses at the statutory rates offset with the unfavorable impact from permanent book to tax differences. We estimated the income tax benefit using the discrete method for the period ending March 31, 2018, calculated based upon the actual year-to-date effective tax rate whereas the income tax benefit was calculated based upon the annual effective tax rate for the three months ending March 31, 2017. In the three months ended March 31, 2017, the income tax benefit reflected the effect of state income taxes, valuation allowance in certain states and foreign jurisdictions, partially offset by the favorable foreign rate differentials and a favorable deduction for domestic production activities.

Segments

	For the three months ended March 31,
	2018	2017
Net sales:
Drainage Pipe & Products	$155,645	$160,448
Water Pipe & Products	134,313	177,849
Corporate and Other	2	5
Total	$289,960	$338,302

Gross profit (loss):
Drainage Pipe & Products	26,416	17,377
Water Pipe & Products	8,083	22,155
Corporate and Other	(134)	(565)
Total	$34,365	$38,967

EBITDA(1):
Drainage Pipe & Products	21,159	11,411
Water Pipe & Products	6,909	17,112
Corporate and Other	(10,943)	(21,084)
Total	$17,125	$7,439

(1)
For purposes of evaluating segment performance, the Company's chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization, or EBITDA, as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of EBITDA.

Drainage Pipe & Products

Net Sales

Net sales decreased by $4.8 million, or 3.0%, to $155.6 million in the three months ended March 31, 2018 from $160.4 million in the three months ended March 31, 2017. Excluding the impact of acquisitions and divestitures, the Company had organic growth driven by higher volumes in a number of key regions, partially offset by the impact of heavy rainfall in Texas and late season snow and cold weather in our northern region. The Drainage Pipe & Products segment also realized a higher average selling price which helped offset the decrease in volumes.

Gross Profit

Gross profit was $26.4 million in the three months ended March 31, 2018, an increase of $9.0 million or 51.7% from $17.4 million in the three months ended March 31, 2017. The increase was primarily due to a higher average selling price while cost of goods sold on a per ton basis that remained approximately flat.

Water Pipe & Products

Net Sales

For the three months ended March 31, 2018, net sales were $134.3 million, a decrease of $43.5 million or 24.5% from $177.8 million for the three months ended March 31, 2017. The decrease was due in part to a decrease in net sales of $27.8 million from the U.S. Pressure Pipe Divestiture. In addition, net sales were negatively impacted by downtime at the Bessemer plant associated with a significant facility upgrade, and the impact of late season snow and cold weather in the North, Mid-Atlantic and Midwest regions.

Gross Profit

Gross profit was $8.1 million in the three months ended March 31, 2018, a decrease of $14.1 million or 63.5% from $22.2 million in the three months ended March 31, 2017. The decrease was due primarily to downtime at the Bessemer ductile iron pipe facility associated with a significant facility upgrade that resulted in reduced cost absorption and lower sales volumes and the impact of a significant increase in the cost of scrap.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash from operations and borrowings under our credit agreements. We believe these sources will be sufficient to fund our planned operations and capital expenditures in the next 24 months.

We are currently engaged in a dispute with HeidelbergCement regarding the earnout provision in the purchase agreement entered into in connection with the original acquisition of our business. HeidelbergCement has asserted that a payment should be made in the amount of $100.0 million. Resolution will be determined by a neutral accountant pursuant to the terms of the purchase agreement. If it is determined that we are required to make a significant payment to HeidelbergCement, we may not have sufficient cash to make such payment and may be required to incur additional indebtedness. This dispute is discussed in greater detail in Note 14, Commitments and contingencies, to the condensed consolidated financial statements.

As of March 31, 2018 and December 31, 2017, we had approximately $53.4 million and $104.5 million of cash and cash equivalents, respectively, of which $14.7 million and $19.1 million, respectively, were held by foreign subsidiaries. The decline in cash balances as of March 31, 2018 reflects the higher cash demand of our seasonal business. All of the cash and cash equivalents as of March 31, 2018 and December 31, 2017 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.  As a result of the TCJA, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax.

In connection with the IPO, we entered into a tax receivable agreement with Lone Star that provides for the payment by us to Lone Star of specified amounts in respect of any cash savings as a result of the utilization of certain tax benefits. The actual utilization of the relevant tax benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. However, we expect that the payments we make under the tax receivable agreement could be substantial. The tax receivable agreement also includes provisions which restrict the incurrence of debt and that require that we make an accelerated payment to Lone Star equal to the present value of all future payments due under the tax receivable agreement, in each case under certain circumstances. Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. See Note 14, Commitments and contingencies, to the condensed consolidated financial statements for additional information regarding the tax receivable agreement.

Total debt related to the 2016 Senior Term Loan as of March 31, 2018 was $1,232.2 million. As of March 31, 2018, the Company had no borrowings outstanding under the 2016 Revolver. The 2016 Revolver had available borrowing capacity as of March 31, 2018 of $243.0 million.

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

The 2016 Senior Term Loan provides for a $1.05 billion senior secured term loan that was made available to a newly formed direct subsidiary of Forterra, Inc. Subject to the conditions set forth in the term loan agreement, the 2016 Senior Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA of Forterra, Inc. and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met. The 2016 Senior Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. On May 1, 2017, the Company amended the 2016 Senior Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the margin interest margins applicable to the full balance of the 2016 Senior Term Loan by 50 basis points such that applicable margin is based on LIBOR has been reduced from 3.50% to 3.00%. Interest accrues on outstanding borrowings under the 2016 Term Loan at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively.

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

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented (in thousands):

	For the three months ended
	March 31, 2018	March 31, 2017
Statement of Cash Flows data:
Net cash used in operating activities	$(43,341)	$(77,783)
Net cash used in investing activities	(4,208)	(52,423)
Net cash (used in) provided by financing activities	(3,264)	117,368

Net Cash Used In Operating Activities

Net cash used in operating activities was $43.3 million for the three months ended March 31, 2018, compared to net cash used in operating activities of $77.8 million for the three months ended March 31, 2017. Changes between the periods are in part due to improved quality and management of accounts receivable, notably reducing the working capital requirements attributable to the change in receivable balances offset by an increase in accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4.2 million for the three months ended March 31, 2018 due to capital expenditures of $9.3 million and a settlement on derivative contracts of $5.0 million, partially offset by cash received from Foley of $10.1 million, compared to net cash used of $52.4 million for the three months ended March 31, 2017 primarily due to the Royal acquisition totaling $35.3 million and $17.1 million for purchase of property plant and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities was $3.3 million for the three months ended March 31, 2018 due primarily to repayments of principal on the 2016 Senior Term Loan. Net cash provided by financing activities was $117.4 million for the three months ended March 31, 2017 primarily consisting of additional borrowings net of repayments on our 2016 Revolver.

Capital Expenditures

Our capital expenditures were $9.3 million and $17.1 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Capital expenditures primarily related to equipment, such as plant and mobile equipment, upgrade and expansion of existing facilities, and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments. As of March 31, 2018, outstanding stand-by letters of credit amounted to $13.4 million.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accounting policies that we believe are critical to or require subjective and/or complex judgments that could potentially affect 2018 reported results are discussed in greater detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2017 10-K. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies apart from those identified below, which were applied to reflect the adoption of an updated accounting standard, Topic 606, in our first quarter 2018 condensed consolidated financial statements.

Revenue recognition policy

Our revenue contracts are primarily single performance obligations for the sale of product both to trade customers and distributors. A majority of revenue we recognize is recognized at the time control is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the products. We consider several indicators for the transfer of control to our customers, including the significant risks and rewards of ownership of products, our right to payment and the legal title of the products. Based upon the assessment of control indicators, sales to trade customers and distributors are generally recognized when products are delivered to customers.

All variable consideration that may affect the total transaction price, including contractual discounts, rebates, returns and credits are included in net sales. Estimates for variable consideration are based on historical experience, anticipated performance and management's judgment. Generally, our contracts do not contain significant financing.

For certain engineering and construction contracts and building contracting arrangements, we enter into long-term contracts with customers. Revenue is recognized as the identified performance obligations are satisfied over time using an acceptable input method to measure the progress toward completion of the performance obligation if: the customer receives the benefits as work is performed, the customer controls the asset as it is being produced, or if the product being produced for the customer has no alternative use and we have a contractual right to payment. We use our cost incurred to date relative to total estimated costs at completion to measure progress. Our contract liabilities consist of billings to customers in excess of revenue recognized which the we record as deferred revenue. Contract assets includes revenue recognized in excess of amounts billed and balances billed but not yet paid by by customers under retainage provisions which are classified as a current asset within receivables, net on our balance sheet.

We record net sales including taxes collected on behalf of its customers. Shipping and handling costs are accounted for as contract fulfillments costs and classified as cost of goods sold.

Recent Accounting Guidance Adopted

A summary of recent accounting pronouncements and our assessment of any expected impact of these pronouncements if known is included in Note 2 to the audited consolidated financial statements included the 2017 10-K and Note 2, Summary of significant accounting policies, to the condensed consolidated financial statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. We entered into two interest rate swap transactions with a combined notional value of $525 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  Under the terms of both swap transactions, we agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps have a three-year term and expire on March 31, 2020. At March 31, 2018, we estimate that a 1% increase in the rates relating to the portion of our floating rate debt that is not hedged would increase annual interest requirements by approximately $7.1 million.

Foreign Currency Risk

Approximately 5.6% of our net sales for the three months ended March 31, 2018, were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the three months ended March 31, 2018, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.2 million. This may differ from actual results depending on the levels of net sales outside of the U.S.

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

At March 31, 2018, we had an individual customer within our Water Pipe & Products segment that accounted for more than 10% of total net sales for the three months ended March 31, 2018. The customer represented approximately 15% of our total net sales for the three months ended March 31, 2018, and amounts receivable from the customer at March 31, 2018 represented approximately 18% of our total receivables, net.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting discussed below.

In light of these material weaknesses, we performed additional analysis and other procedures to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP. These measures included, among other things, expansion of our quarter-end closing and consolidation procedures, and implementation of additional analytical review and verification procedures. As a result, we have concluded that the condensed consolidated financial statements included herein present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following two material weaknesses as of December 31, 2017:

•
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

•
A material weakness related to the aggregation of control deficiencies over the revenue recognition process, primarily related to the ineffective design and operating effectiveness of controls over the verification of physical shipments and internal validation of customer approvals of sales order terms prior to recognizing revenue.

We are currently working towards remediating the material weaknesses in our internal control over financial reporting and are implementing additional processes and controls designed to address the underlying causes of the material weaknesses. The following describes the continuing remediation that we are taking or have taken to address the material weaknesses described above:

•	Conduct additional training at the plant level on inventory receiving and delivery controls as well as physical inventory counts;

•
Enhance management review and monitoring of inventory costing calculations to ensure the correctness of the methodology, the integrity of the data used, as well as the mathematical accuracy of the calculation;

•	Implement a process of periodically reviewing inventory standard costs;

•	Implement plant level controls on product shipment and reconciliation to revenue recognition; and

•	Design and implement controls on sales order processing with special emphasis on customer acknowledgment.

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

Changes in Internal Control over Financial Reporting

Except for the controls we are in the process of implementing as described above to remediate the material weaknesses described above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 14, Commitments and contingencies, to the condensed consolidated financial statements is incorporated by reference herein.

Item 1A. Risk Factors

There have been no changes to the risk factors previously disclosed in the 2017 10-K.

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

FORTERRA, INC.
(Registrant)

	/s/ Jeff Bradley	May 8, 2018
By:	Jeff Bradley
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Charles R. Brown, II	May 8, 2018
By:	Charles R. Brown, II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)