Form 10-Q
period 2018-06-30
Forterra, Inc.
filed 2018-08-09
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

There were 64,214,133 shares of common stock, par value $0.001 per share, of the registrant outstanding as of August 6, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FORTERRA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net sales	$416,087	$436,685	$706,047	$774,987
Cost of goods sold	340,774	361,089	596,369	660,424
Gross profit	75,313	75,596	109,678	114,563
Selling, general & administrative expenses	(51,263)	(67,297)	(103,125)	(132,598)
Impairment and exit charges	(276)	(11,376)	(1,721)	(11,811)
Earnings from equity method investee	3,672	3,342	5,521	6,513
Other operating income, net	4,536	2,010	5,326	3,243
	(43,331)	(73,321)	(93,999)	(134,653)
Income (loss) from operations	31,982	2,275	15,679	(20,090)

Other income (expense)
Interest expense	(17,745)	(17,078)	(31,053)	(30,620)
Other income, net	—	—	6,016	—
Income (loss) before income taxes	14,237	(14,803)	(9,358)	(50,710)
Income tax (expense) benefit	(7,243)	3,630	(3,558)	16,994
Net income (loss)	$6,994	$(11,173)	$(12,916)	$(33,716)

Basic and Diluted earnings (loss) per share:
Net income (loss)	$0.11	$(0.18)	$(0.20)	$(0.53)
Weighted average common shares outstanding:
Basic	63,893	63,793	63,865	63,791
Diluted	64,209	63,793	63,865	63,791

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income (loss)	$6,994	$(11,173)	$(12,916)	$(33,716)
Unrealized gain (loss) on derivative activities, net of tax	—	(1,412)	970	(1,908)
Foreign currency translation adjustment	(1,569)	206	(3,126)	1,236
Comprehensive income (loss)	$5,425	$(12,379)	$(15,072)	$(34,388)

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$30,182	$104,534
Receivables, net	267,266	192,654
Inventories	275,850	236,655
Prepaid expenses	7,268	5,381
Other current assets	6,335	27,059
Current assets held for sale	—	12,242
Total current assets	586,901	578,525
Non-current assets
Property, plant and equipment, net	489,527	412,572
Goodwill	506,750	496,141
Intangible assets, net	208,211	225,304
Investment in equity method investee	54,966	54,445
Other long-term assets	17,927	18,866
Non-current assets held for sale	—	25,385
Total assets	$1,864,282	$1,811,238

LIABILITIES AND EQUITY
Current liabilities
Trade payables	$148,843	$108,560
Accrued liabilities	66,415	72,782
Deferred revenue	10,263	9,029
Current portion of long-term debt	12,510	12,510
Current portion of tax receivable agreement	34,601	34,601
Current liabilities held for sale	—	4,615
Total current liabilities	272,632	242,097
Non-current liabilities
Long-term debt	1,178,665	1,181,277
Long-term capital leases	134,042	4,155
Deferred tax liabilities	45,075	67,481
Deferred gain on sale-leaseback	9,497	75,743
Other long-term liabilities	20,946	25,032
Long-term tax receivable agreement	82,962	82,962
Total liabilities	1,743,819	1,678,747
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.001 par value, 190,000 shares authorized; 64,228 and 64,231 shares issued and outstanding	18	18
Additional paid-in-capital	233,065	230,023
Accumulated other comprehensive loss	(8,084)	(5,098)
Retained deficit	(104,536)	(92,452)
Total shareholders' equity	120,463	132,491
Total liabilities and shareholders' equity	$1,864,282	$1,811,238

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)
Net loss	$(12,916)	$(33,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization expense	53,449	58,305
Gain on business divestiture	(6,016)	—
(Gain) / loss on disposal of property, plant and equipment	(2,571)	1,194
Amortization of debt discount and issuance costs	4,050	3,994
Stock-based compensation expense	3,138	1,395
Impairment charges	—	10,551
Earnings from equity method investee	(5,521)	(6,513)
Distributions from equity method investee	5,000	5,250
Unrealized gain on derivative instruments, net	(4,220)	(1,326)
Unrealized foreign currency gains, net	(195)	(934)
Provision (recoveries) for doubtful accounts	(316)	1,398
Deferred taxes	(22,722)	(12,112)
Deferred rent	979	1,122
Other non-cash items	471	110
Change in assets and liabilities:
Receivables, net	(72,062)	(70,062)
Inventories	(35,625)	(49,458)
Other current assets	18,861	(8,190)
Accounts payable and accrued liabilities	25,464	(21,031)
Other assets & liabilities	4,094	(6,021)
NET CASH USED IN OPERATING ACTIVITIES	(46,658)	(126,044)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(17,629)	(30,024)
Proceeds from sale of fixed assets	4,874	—
Settlement of net investment hedges	(4,990)	—
Assets and liabilities acquired, business combinations, net	(2,914)	(35,380)
NET CASH USED IN INVESTING ACTIVITIES	(20,659)	(65,404)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of debt issuance costs	—	(2,498)
Payments on term loans	(6,255)	(5,753)
Proceeds from term loans, net	—	200,000
Proceeds from revolver	—	194,000
Payments on revolver	—	(213,000)
Other financing activities	(265)	(110)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,520)	172,639
Effect of exchange rate changes on cash	(515)	809
Net change in cash and cash equivalents	(74,352)	(18,000)
Cash and cash equivalents, beginning of period	104,534	40,024
Cash and cash equivalents, end of period	$30,182	$22,024

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$30,613	$26,465
Income taxes paid	4,608	25,882
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Assets and liabilities acquired in non-cash exchange	18,140	—
Fair value changes of derivatives recorded in OCI, net of tax	970	(1,908)
Capital lease obligation	148,962	—

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

Credit Risk

At June 30, 2018, the Company had an individual customer within its Water Pipe & Products segment that accounted for more than 10% of total net sales for the six months ended June 30, 2018. The customer represented approximately 15% of the Company's total net sales for the six months ended June 30, 2018, and amounts receivable from the customer at June 30, 2018 represented approximately 18% of the Company's total receivables, net.

Recent Accounting Guidance Adopted - Revenue recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance. Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The new guidance outlines a single comprehensive model for accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted the new standard on January 1, 2018 using the modified retrospective method which did not have a material impact on the Company's condensed consolidated financial statements for the three and six months ending June 30, 2018 and is not expected to have a material impact in future periods. No adjustment to retained earnings was required for the cumulative effect of initially applying the new standard. Results for periods beginning on or after January 1, 2018 are presented under Topic 606, which prior period amounts are not adjusted and continue to be reported in accordance with the prior accounting guidance under Topic 605, Revenue Recognition.

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

All variable consideration that may affect the total transaction price, including contractual discounts, rebates, returns and credits, is included in net sales. Estimates for variable consideration are based on historical experience, anticipated performance and management's judgment. Generally, the Company's contracts do not contain significant financing.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

For certain engineering and construction contracts and building contracting arrangements, the Company enters into long-term contracts with customers. Revenue is recognized as the identified performance obligations are satisfied over time using an acceptable input method to measure the progress toward completion of the performance obligation if: the customer receives the benefits as work is performed, the customer controls the asset as it is being produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment. The Company uses its cost incurred to date relative to total estimated costs at completion to measure progress. The Company's contract liabilities consist of billings to customers in excess of revenue recognized which the Company records as deferred revenue. Revenue recognized during the three and six months ended June 30, 2018, which was included in contract liabilities at the beginning of the period was not material. Contract assets include revenue recognized in excess of amounts billed and balances billed but not yet paid by customers under retainage provisions which are classified as a current asset within receivables, net on the Company's balance sheet. The Company had no material contract assets on the condensed consolidated balance sheets as of June 30, 2018 or December 31, 2017.

The Company records net sales including taxes collected on behalf of its customers. Shipping and handling costs are accounted for as contract fulfillments costs and classified as cost of goods sold. See Note 18, Segment reporting, for the Company's disaggregated revenue disclosures.

Recent Accounting Guidance Adopted - Other

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income to allow a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the U.S. tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017 (“TCJA”). This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted the guidance provided in the ASU during the first quarter of 2018 and reclassified $0.8 million of stranded deferred tax benefits related to its derivative instruments from accumulated other comprehensive loss to retained deficit.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, providing guidance on eight specific cash flow statement classification matters, including but not limited to prepayment of debt or debt extinguishment costs, contingent consideration payments made after a business combination, insurance claims and policies, and distributions received from equity method investees. The Company adopted this standard on January 1, 2018. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted as of the standard’s issuance date. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company believes the adoption of the new accounting guidance will have a material impact on its consolidated financial statements as it will result in most of the Company’s leases and associated assets being presented on the balance sheet.

3.    Business combinations

On January 31, 2018, the Company divested assets relating to the operation of certain Drainage Pipe & Products facilities in Tennessee, Alabama, and Georgia to Foley Products Company (“Foley”) in exchange for $10.1 million in cash offset by a $1.0 million working capital adjustment, land in Sherman, Texas and a Drainage Pipe & Products facility located in Prentiss, Mississippi.

The acquisition was accounted for as a business combination as defined by FASB ASC 805, Business Combinations. In accordance with Accounting Standards Codification ("ASC") 805, the purchase price is measured as the acquisition date fair value of the assets transferred by the Company to Foley in the exchange. In the exchange, the Company divested of the net working capital and certain of the real property of its pipe and precast plants in Tennessee and Alabama, as well as the net working capital of certain Drainage Pipe & Products plants in Georgia. The purchase price of $37.2 million is the fair value of the divested assets which resulted in the recognition of a gain of $6.0 million, recognized in Other income, net. The purchase price was subject to a $1.0 million net working capital adjustment pursuant to the terms of the asset purchase agreement. The Company allocated the purchase price to the individually identifiable assets acquired and liabilities assumed based on their estimated fair value on the date of acquisition. The excess purchase price over those fair values was recorded as goodwill.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The preliminary respective fair values of the assets acquired and liabilities assumed in the transaction, including $10.1 million in cash partially offset by a $1.0 million working capital adjustment, the Prentiss plant, and a parcel of land in Sherman, Texas, at the acquisition date are as follows (in thousands):

Net working capital	$10,984
Property, plant and equipment	9,221
Customer relationship intangible	2,390
Non-compete agreement intangible	5,600
Net identifiable assets acquired	28,195
Goodwill	8,996
Consideration transferred	$37,191

The fair values described above are preliminary and are subject to change upon the Company's final determination of the fair value of divested and acquired assets and liabilities.

Goodwill recognized is attributable primarily to expected operating efficiencies and expansion opportunities in the business acquired. Goodwill is expected to be deductible for tax purposes for the Foley transaction.

On April 2, 2018, the Company acquired substantially all the assets of Watkins Industries, Inc. (“Mineral Wells”), for aggregate consideration of $4.5 million in cash. Mineral Wells is a manufacturer of metal forms, concrete vaults and pipe operating in Mineral Wells, Texas. Mineral Wells operates as part of the Company’s Drainage Pipe & Products segment. This acquisition was accounted for as a business combination as defined by ASC 805, Business Combinations, consequently, goodwill of $1.0 million was recorded.

Transaction costs

The Company recognized aggregate transaction costs, including legal, accounting, valuation and advisory fees, specific to acquisitions and divestitures of $0.1 million and $0.6 million, for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.4 million, for the three and six months ended June 30, 2017, respectively. These costs are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

4. Receivables, net

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Trade receivables	$257,550	$190,143
Amounts billed, but not yet paid under retainage provisions	1,371	1,091
Other receivables	12,021	5,453
Total receivables	270,942	196,687
Less: Allowance for doubtful accounts	(3,676)	(4,033)
Receivables, net	$267,266	$192,654

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

5. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Finished goods	$182,801	$156,207
Raw materials	91,883	79,905
Work in process	1,166	543
Total inventories	$275,850	$236,655

6. Investment in equity method investee

The Company contributed plant assets and related inventory from nine operating locations as part of the agreement to form a joint venture with Americast, Inc., Concrete Pipe & Precast LLC ("CP&P"), and in return for the contribution the Company obtained a 50% ownership stake in the joint venture through its 500 Common Unit voting shares in CP&P.  Both at June 30, 2018 and December 31, 2017, the Company owned 50% of CP&P's voting common stock.

The Company's investment in the joint venture was $55.0 million at June 30, 2018, which is included within the Drainage Pipe & Products segment. At June 30, 2018, the difference between the amount at which the Company's investment is carried and the amount of the Company's share of the underlying equity in net assets of CP&P was approximately $13.1 million. The basis difference is primarily attributed to the value of land and equity method goodwill associated with the investment.

Selected financial data for the investee is as follows (in thousands):

	Three months ended	Six months ended
	June 30,	June 30,
	2018	2018
Net sales	$34,655	$64,673
Gross profit	11,046	19,494
Income from operations	6,860	10,695
Net income	$6,797	$10,573

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Property, plant and equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Machinery and equipment	$367,845	$343,827
Land, buildings and improvements	223,609	144,273
Other equipment	5,797	5,141
Construction-in-progress	24,583	30,295
Total property, plant and equipment	621,834	523,536
Less: accumulated depreciation	(132,307)	(110,964)
Property, plant and equipment, net	$489,527	$412,572

Depreciation expense totaled $12.8 million and $27.1 million for the three and six months ended June 30, 2018, and $15.1 million and $30.1 million for the three and six months ended June 30, 2017, which is included in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

8. Goodwill and other intangible assets, net

    The Company has goodwill which has been recorded in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the six months ended June 30, 2018 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2017	$179,723	$316,418	$496,141
Acquisitions	9,951	—	9,951
Foreign currency and other adjustments	658	—	658
Balance at June 30, 2018	$190,332	$316,418	$506,750

ASC 350, Intangibles -- Goodwill and Other, requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company performs its annual impairment testing of goodwill as of October 1 of each year and in interim periods if events occur that would indicate that it is more likely than not the fair value of a reporting unit is less than carrying value. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative analysis. The quantitative analysis compares the fair value of the reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds the fair value, impairment is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of June 30, 2018, no indications exist which would indicate the fair value of a reporting units is less than its carrying value.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Intangible assets other than goodwill at June 30, 2018 and December 31, 2017 included the following (in thousands):

	Net carrying value as of June 30, 2018	Net carrying value as of December 31, 2017
Customer relationships	$151,410	$168,000
Trade names	27,078	29,632
Patents	13,516	15,729
Customer backlog	131	404
Non-compete agreements	9,101	4,543
In-Process R&D	6,354	6,354
Other	621	642
Total intangible assets	$208,211	$225,304

Amortization expense totaled $13.2 million and $26.4 million for the three and six months ended June 30, 2018, and $13.4 million and $28.2 million for the three and six months ended June 30, 2017, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. All of the Company's intangible assets are amortizable.

9. Fair value measurement

The Company's financial instruments consist primarily of cash and cash equivalents, trade and other receivables, derivative instruments, accounts payable, long-term debt, accrued liabilities, capital lease obligations, and the tax receivable agreement payable. The carrying value of the Company's cash equivalents, trade receivables, other receivables, trade payables and accrued liabilities approximates fair value due to their short-term maturity. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired.

The carrying amount and estimated fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis is as follows for the dates indicated (in thousands):

	Fair value measurements at June 30, 2018 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value June 30, 2018
Assets:
Interest rate swaps	—	$9,471	—	$9,471

	Fair value measurements at December 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2017
Assets:
Interest rate swaps	—	$5,251	—	$5,251
Liabilities:
Foreign exchange forward contracts	—	6,286	—	6,286

Liabilities and assets recorded at fair value classified as level 2 are valued using observable market inputs. The fair values of derivative assets and liabilities are determined using quantitative models that utilize

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at June 30, 2018 using
	Carrying Amount June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value June 30, 2018
Liabilities:
2016 Senior Term Loan	$1,191,175	—	$1,150,756	—	$1,150,756
Tax receivable agreement payable	117,563	—	—	76,532	76,532

		Fair value measurements at December 31, 2017 using
	Carrying Amount December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2017
Liabilities:
2016 Senior Term Loan	$1,193,787	—	$1,151,981	—	$1,151,981
Tax receivable agreement payable	117,563	—	—	75,865	75,865

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

The determination of the fair value of the Company's tax receivable agreement payable was determined using a discounted cash flow methodology using level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures. The determination of fair value required significant judgment, including estimates of the timing and amounts of various tax attributes. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Actual results could differ from these estimates. See Note 14, Commitments and contingencies, for a further discussion of the Company's tax receivable agreement.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

10.    Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued payroll and employee benefits	$23,850	$26,597
Short-term capital leases	16,188	183
Accrued taxes	9,285	10,294
Accrued rebates	7,620	8,428
Short-term derivative liability	—	6,286
Warranty	5,459	5,038
Environmental obligation	446	446
Other miscellaneous accrued liabilities	3,567	15,510
Total accrued liabilities	$66,415	$72,782

11. Debt and deferred financing costs

The Company’s debt consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
2016 Senior Term Loan, net of debt issuance costs and original issuance discount of $37,937 and $41,580, respectively	$1,191,175	$1,193,787
Total debt	$1,191,175	$1,193,787
Less: current portion debt	(12,510)	(12,510)
Total long-term debt	$1,178,665	$1,181,277

Concurrent with the completion of the IPO, Forterra entered into a $300 million asset based revolving credit facility for working capital and general corporate purposes (“2016 Revolver”) and a $1.05 billion senior term loan facility (“2016 Senior Term Loan”).

The 2016 Senior Term Loan initially provided for a $1.05 billion senior secured term loan. Subject to the conditions set forth in the term loan agreement, the 2016 Senior Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA (defined below) of Forterra and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met.

Effective May 1, 2017, the Company amended the 2016 Senior Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the interest margins applicable to the full balance of the 2016 Senior Term Loan by 50 basis points such that applicable margin based on LIBOR was reduced from 3.50% to 3.00%. The net proceeds from the incremental term loan of $196.8 million were used to pay down a portion of the outstanding balance on the 2016 Revolver. This amendment had no effect on the Company's ability to increase the size of the 2016 Senior Term Loan under the original provisions. The 2016 Senior Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest accrues on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively. The weighted average interest rates for the 2016 Senior Term Loan were 4.9%, 4.8%, 4.7% and 4.6% for the three and six months ended June 30, 2018 and 2017, respectively.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The 2016 Revolver provides for an aggregate principal amount of up to $300.0 million, with up to $280.0 million to be made available to the U.S. borrowers and up to $20.0 million to be made available to the Canadian borrowers (the allocation may be modified periodically at the Company's request). Subject to the conditions set forth in the revolving credit agreement related to the 2016 Revolver (the "2016 Credit Agreement"), the 2016 Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the 2016 Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations. The advance rates for accounts receivable and inventory are subject to increase by 2.5% during certain periods. As of June 30, 2018 and December 31, 2017, there were no outstanding borrowings under the 2016 Revolver.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total 2016 Revolver. Availability under the 2016 Revolver at June 30, 2018 based on draws, and outstanding letters of credit and allowable borrowing base was $285.5 million.

As of June 30, 2018, scheduled maturities of long-term debt were as follows (in thousands):

2016 Senior Term Loan
2018	$6,256
2019	12,510
2020	12,510
2021	12,510
2022	12,510
2023	1,172,816
$1,229,112

Lines of Credit and Other Debt Facilities

The Company had standby letters of credit outstanding of $14.5 million as of June 30, 2018 which reduce the borrowings available under the 2016 Revolver.

12. Derivatives and hedging

The Company uses derivatives to manage selected foreign exchange and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and cash flows from derivative instruments are included in net cash provided by (used in) financing activities in the condensed consolidated statements of cash flows.

At December 31, 2017, the Company had foreign exchange forward contracts, designated as net investment hedges in accordance with ASC 815-20 Derivatives - Hedging, which allows for the effective portion of the changes in the fair value of the instruments to be captured in accumulated other comprehensive income, and the ineffective portion recorded in earnings. These instruments were assigned to Forterra by an affiliate concurrent with the Reorganization, directly prior to the refinancing of existing indebtedness in connection with the IPO and were settled in March 2018 resulting in a cash outlay of $5.0 million. This cash outlay was recorded within the investing activities section of the consolidated statements of cash flows. The net investment hedges were intended to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. A quantitative analysis was utilized to assess hedge effectiveness for the hedges. The Company assessed the hedge effectiveness and measured the amount of ineffectiveness for the hedge relationships based on changes in forward exchange rates. Cumulative changes in fair value of the effective portion of the hedging instruments were recorded in Accumulated other comprehensive income, and will be reclassified into earnings upon the sale or complete or substantially complete liquidation of the foreign entity.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company elects to present all derivative assets and derivative liabilities on a net basis on its condensed consolidated balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At June 30, 2018 and December 31, 2017, the Company’s derivative instruments fall under an ISDA master netting agreement.

The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	June 30, 2018
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$525,000	$9,471	—	—
Total derivatives, gross		9,471		—
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$9,471		$—

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$—	$—	$92,961	$6,286
Interest rate swaps	525,000	$5,251	—	—
Total derivatives, gross		5,251		6,286
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$5,251		$6,286

The following table presents the effect of derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net investment hedges
Foreign exchange forward contracts
Gain (loss) on derivatives recognized in Accumulated other comprehensive loss	$—	$(1,412)	$970	$(1,908)
Derivatives not designated as hedges
Interest rate swaps
Gain (loss) on derivatives not designated as hedges included in interest expense	871	(708)	4,220	1,326

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

13.    Sale-Leaseback Transaction

On April 5, 2016, the Company sold properties in 47 sites throughout the U.S. and Canada to Pipe Portfolio Owner (Multi) LP (the “U.S. Buyer”) and FORT-BEN Holdings (ONQC) Ltd. (the “Canadian Buyer”) for an aggregate purchase price of approximately $204.3 million.  On April 14, 2016, the Company sold additional properties in two sites located in the U.S. to the U.S. Buyer for an aggregate purchase price of approximately $11.9 million. In connection with these transactions, the Company and U.S. Buyer and an affiliate of the Canadian Buyer entered into master land and building lease agreements under which the Company agreed to lease back each of the properties for an initial term of twenty years, followed by one optional renewal term of 9 years, 11 months. The proceeds received from the sale-leaseback transactions net of transaction costs of $6.5 million amounted to $209.7 million. A deferred gain of $81.5 million related to the sale-leaseback transaction was being amortized over the life of the master leases. In addition, the Company concluded that the leases for land and buildings were operating leases, and the leases for the machinery equipment were capital leases.

On June 5, 2018, the Company entered into Exchange Agreements and Amended and Restated Master Leases with each of the U.S Buyer and the Canadian Buyer (collectively, the “Exchange Transaction”). Under the Exchange Agreement between the Company and the U.S. Buyer, the Company exchanged ownership of a ductile iron pipe facility located in Bessemer, Alabama used in its Water Pipe & Products segment (the “Bessemer Facility”) for 21 facilities used in its Drainage Pipe & Products segment and the U.S. concrete and steel pressure pipe facilities previously part of the Water Pipe & Products segment, including a portion of one property used in both segments, all of which were previously included in the sale-leaseback transaction. Under the Exchange Agreement between the Company and the Canadian Buyer, the Company exchanged ownership of a smaller diameter ductile iron pipe facility located in Bessemer, Alabama used in its Water Pipe & Products segment (the “Mini Mill Facility”) for ownership of three Canadian concrete pressure pipe facilities that were previously included in the sale-leaseback transaction. No cash changed hands in the Exchange Transaction.

Under the Amended and Restated Master Leases, the Company will lease a total of 26 properties from the U.S. Buyer and a total of 2 properties from an affiliate of the Canadian Buyer, each for an initial term of 25 years, through June 30, 2043, followed by one optional renewal term of nine years, eleven months that may be exercised at the Company’s option. The initial base rent under the U.S. Amended and Restated Master Lease is $17.1 million per annum, payable monthly, and is subject to a 2% annual increase during the initial term. If the Company elects to extend the term of the U.S. Amended and Restated Master Lease, the base rent for the first year of the extension will be the greater of 95% of the fair market rental value of the properties and an amount equal to 102% of the prior year’s base rent, subject to an annual increase based on changes in the Consumer Price Index, but capped at 4%. The U.S. Amended and Restated Master Lease restricts the Company’s use of the U.S. properties to heavy manufacturing, industrial, and other related uses. The Company cannot sublease or assign the properties covered by the U.S. Amended and Restated Master Lease without the prior written consent of the U.S. Landlord and subject to certain other restrictions. The terms of the Canadian Amended and Restated Master Lease are similar to those of the U.S. Amended and Restated Master Lease described above, except that the initial base rent is $1.2 million (CAD) per annum. The Company’s aggregate liability in connection with its representations, warranties, covenants and indemnification and other obligations is $5.0 million under the U.S. Exchange Agreement and $6.4 million (CAD) under the Canadian Exchange Agreement, subject to limited exceptions.

The Company accounted for the Exchange Transaction in accordance with the sale-leaseback accounting guidance under ASC 840, Leases. The fair value of the 24 facilities exchanged back was $86.1 million, and was accounted for as the proceeds from the sale of the Bessemer and Mini Mill Facilities after adjusting for the transaction cost of $2.7 million. Consequently, a deferred gain of $67.3 million was recorded at June 5, 2018. The carrying value of the deferred gains of $35.0 million, the deferred rent of $3.1 million, and the deferred transaction costs of $2.4 million from the original sale-leaseback transaction were reclassified to reduce the carrying value of the 24 facilities exchanged back.

The Amended and Restated Master Leases extended the lease terms for all facilities, which caused the majority of the leases to be classified as capital leases instead of operating leases. Consequently, the Company recognized capital lease obligations as well as the gross value of the capital lease assets of $149.0 million,

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

calculated by discounting minimum future lease payments using its incremental borrowing rate of 12.33%. The carrying value of the deferred gains of $100.0 million, the deferred rent of $3.8 million, and the deferred transaction cost of $5.7 million were reclassified to reduce the carrying value of capital lease assets.

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

Following the resolution of the Delaware Action, the parties negotiated an engagement agreement with the neutral accountant as contemplated by the purchase agreement and that engagement was made effective April 23, 2018. The parties have briefed certain preliminary matters before the neutral accountant that need to be decided prior to the calculation of adjusted EBITDA under the purchase agreement and are awaiting a determination on those preliminary matters, which is expected during the third quarter of 2018.

As a result of the Reorganization, the defendants in the Delaware Action are no longer part of the Company and its consolidated subsidiaries, however the Company remains the liable party in this matter. As of June 30, 2018, no liability for this contingency has been accrued as payment of any earnout is not considered probable. However, the outcome of this matter is uncertain, and no assurance can be given to the ultimate outcome of the resulting proceedings. If the Company is unsuccessful in resolving the dispute, it could recognize a material charge to its earnings.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Securities Lawsuits generally assert claims under Section 11 of the Securities Act of 1933, as amended ("Securities Act"), Section 15 of the Securities Act, Section 10(b) of the Securities Exchange Act of 1934 as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and they seek (1) class certification under the Federal Rules of Civil Procedure, (2) damages in an amount to be proven at trial, (3) prejudgment and post-judgment interest, (4) an award of reasonable costs and expense of plaintiffs, including counsel and expert fees, (5) an award of rescission or a rescissionary measure of damages, and (6) equitable or other relief as deemed appropriate by the court.

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

On July 24, 2018, the parties in each of the Securities Lawsuits jointly filed a Stipulation and Proposed Order seeking consolidation of the Securities Lawsuits into a single action in the Forrester case, appointment of Wladislaw Maciuga as lead plaintiff, together with removal as parties of the prior named plaintiffs in each of the cases, and withdrawal of counsel that previously represented plaintiffs other than counsel representing the lead plaintiff. In addition, on July 24, 2018, the parties in each of the Securities Lawsuits jointly filed a Stipulation and Proposed Order seeking to transfer the venue of the litigation from the Eastern District of New York to the Northern District of Texas, Dallas Division, based on the fact that the litigation could have originally been brought in the Northern District of Texas and that transfer would be in the interest of justice and the convenience of the parties and witnesses. As of the date of this filing, the Court has not yet entered any order based on these Stipulations and Proposed Orders.

On July 31, 2018, a putative shareholder derivative complaint captioned Maloney v. Bradley, et al., was filed in the United States District Court for the Northern District of Texas, naming as directors certain of the Company’s current and former directors (the "Derivative Action"). The complaint alleges the directors and officers breached their fiduciary duties to the Company and wasted corporate assets, and also alleges constructive fraud

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

and unjust enrichment against certain defendants. The complaint seeks, on behalf of the Company, unspecified damages, an order directing the return certain payments to the defendants and imposing a constructive trust thereon, and certain injunctive relief.

The Company is defending the Securities Lawsuits and the Derivative Action vigorously. Given the stage of the proceedings, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Securities Lawsuits.

Long-term incentive plan

Following the Acquisition, Lone Star implemented a cash-based long term incentive plan (the “LTIP”), which entitles the participants in the LTIP a potential cash payout upon a monetization event as defined by the LTIP. Potential monetization events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star reduces its ownership interest in the Company or successor entities of LSF9, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of June 30, 2018, no such monetization events that meet the required return for an LTIP payment have occurred, and therefore no amounts were accrued in the accompanying condensed consolidated balance sheets. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future monetization events. The timing and amount of such payments are unknown and is dependent upon future monetization events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the IPO, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered.

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

For purposes of the tax receivable agreement, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which any such related tax benefits remain. The Company accounts for potential payments under the tax receivable agreement as a contingent liability, with amounts accrued when considered probable and reasonably estimable. As of the IPO date, the Company recorded a $160.8 million liability and a reduction to additional paid-in-capital related to the tax receivable agreement for the undiscounted value of probable future payments. Net of tax effects of $18.5 million, the net reduction to additional paid-in-capital related to the initial liability for the tax receivable agreement issued was $142.3 million. The passage of the TCJA described in Note 17 significantly reduced the Company's anticipated liability under the tax receivable agreement. Net of other adjustments, the Company's tax receivable agreement liability as of June 30, 2018 is $117.6 million, of which $34.6 million is in current portion of tax receivable agreement and $83.0 million is in long-term tax receivable agreement in the condensed consolidated balance sheets. The timing and amount of future tax benefits associated with the tax receivable agreement are subject to change, and additional payments may be required which could be materially

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

different from the current accrued liability. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing activity in the consolidated statement of cash flows. No payments have been made as of June 30, 2018.

15. Earnings per share

Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities include employee stock options and shares of restricted stock. Diluted EPS reflects the assumed exercise, vesting or conversion of all dilutive securities.

The calculations of the basic and diluted EPS for the three and six months ended June 30, 2018 and 2017 are presented below (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$6,994	$(11,173)	$(12,916)	$(33,716)
Less: Earnings (loss) allocated to unvested restricted stock awards	37	—	—	(64)
Earnings (loss) allocated to common shareholders	$6,957	$(11,173)	$(12,916)	$(33,652)

Common stock:
Weighted average basic shares outstanding	63,893	63,793	63,865	63,791
Effect of dilutive securities	316	—	—	—
Weighted average diluted shares outstanding	64,209	63,793	63,865	63,791

Basic earnings (loss) per share:
Net income (loss)	$0.11	$(0.18)	$(0.20)	$(0.53)
Diluted earnings (loss) per share:
Net income (loss)	$0.11	$(0.18)	$(0.20)	$(0.53)

As detailed further below, potential dilutive shares of common stock were anti-dilutive as a result of the Company's net loss for the three and six months ended June 30, 2017 and the six months ended June 30, 2018. As a result, basic weighted average shares were used in the calculations of basic earnings per share and diluted earnings per share for those periods.

The number of stock options and restricted shares that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the three months ended June 30, 2018 and June 30, 2017 and the six months ended June 30, 2018 and June 30, 2017 were 3,046,569, 1,092,211, 2,318,182 and 742,988, respectively.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

16. Stock-based plans

The Company's previous equity compensation plan under which it has granted stock awards is the Forterra, Inc. 2016 Stock Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan served as the umbrella plan for the Company's stock-based and cash-based incentive compensation programs for its directors, officers, and other eligible employees. The aggregate number of shares of common stock that may be issued under the 2016 Incentive Plan may not exceed 5,000,000 shares. The Company's board of directors has granted employees and independent directors options to purchase shares of common stock, shares of restricted common stock, and restricted stock units. The options, restricted stock and restricted stock units awarded to employees are subject to either three-year or four-year vesting periods, and the options, restricted stock and restricted stock units awarded to independent directors are subject to a one-year vesting period. The awards of stock options granted under the 2016 Incentive Plan have a term of ten years. In May 2018, the Company's shareholders approved the Forterra, Inc. 2018 Stock Incentive Plan (the "2018 Incentive Plan"). The aggregate number of shares of common stock issuable under the 2018 Incentive Plan is 5,000,000 shares plus any remaining shares issuable under the 2016 Incentive Plan.

In accordance with ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expense over the requisite service period for the entire award, or to the date at which retirement eligibility is achieved and subsequent service no longer required for continued vesting of the award, in an amount equal to the grant date fair value of share-based payments, which include stock options granted and restricted stock awards to employees and non-employee members of Forterra's board of directors. The Company records stock-based compensation expense in cost of goods sold and selling, general and administrative expenses. Stock-based compensation expense was approximately $2.0 million and $3.1 million for the three and six months ended June 30, 2018, respectively, and approximately $1.0 million and $1.4 million for the three and six months ended June 30, 2017, respectively.

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

For the year ended December 31, 2017 the Company recorded a provisional $26.9 million income tax benefit primarily related to the remeasurement of certain deferred tax assets and liabilities in connection with the TCJA. The Company considers it likely that further technical guidance will be provided regarding certain new provisions included in the TCJA, as well as clarity regarding the state income tax conformity to the current federal tax code. The Company will continue to refine the provision amounts for the impacts of the TCJA as further guidance becomes available. The Company did not record any revisions to the provisional amounts in the three and six months ended June 30, 2018. The accounting is expected to be completed once the Company's 2017 U.S. Corporate income tax return is completed in the fourth quarter of 2018.

The Company recorded income tax expense from continuing operations of $7.2 million and $3.6 million for the three and six months ended June 30, 2018, respectively, and an income tax benefit of $3.6 million and $17.0 million for the three and six months ended June 30, 2017, respectively.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The income tax expense for the three months ended June 30, 2018 is higher than the expense computed at the statutory rate primarily as a result of changes in the Company's valuation allowance. The Company evaluates the recoverability of its deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. The Company assesses whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The analysis used in determining the valuation allowance involves considerable judgment and assumptions. After consideration of all evidence, the Company increased the valuation allowance by $3.5 million.

The Company's history of pretax losses limits its ability to rely on projections of future pretax income, and the TCJA limits the ability to carryback losses to recover taxes paid in prior periods; therefore, realization of deferred tax assets is based primarily on reversal of taxable temporary differences. The sale-leaseback transaction that closed during the three months ended June 30, 2018 affected the timing and recognition of temporary differences, and the Company concluded that a portion of its deferred tax assets no longer meets the “more likely than not” standard for realization based on reversal of taxable temporary differences.

The income tax expense for the six months ended June 30, 2018 is higher than the benefit computed at the statutory rate primarily as a result of changes in the Company's valuation allowance described above and the unfavorable impact of the disposition of nondeductible goodwill in connection with the Foley exchange that occurred in the three months ended March 31, 2018.

The income tax benefit for the three and six months ended June 30, 2017 is lower than the benefit computed at the statutory rate primarily attributable to the effect of state income taxes, valuation allowance in certain states and foreign jurisdictions, and nondeductible expenses.

The Company's quarterly provision for income taxes has historically been calculated using the annual effective rate method, which applies an estimated annual effective tax rate to pre-tax income or loss. However, when the result of the expected annual effective tax rate is not deemed reliable and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the actual year-to-date effective tax rate (the "discrete method"), which results in an income tax provision or benefit based solely on the year-to-date pre-tax income or loss as adjusted for permanent differences on a pro rata basis. The Company has recorded its interim income tax provision using the discrete method, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting for the three and six months ended June 30, 2018.

18.    Segment reporting

Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in order to allocate resources and assess performance. The Company's Chief Executive Officer is its CODM. The Corporate and Other segment includes expenses related to certain executive salaries, interest costs related to the Company's credit agreements, acquisition related costs, and other corporate costs that are not directly attributable to the Company's operating segments. The Company's segments follow the same accounting policies as the Company.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth the disaggregation of revenue earned from contracts with customers based on the Company's reportable segments as well as other financial information attributable to the Company's reportable segments for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net sales:
Drainage Pipe & Products	$222,881	$221,521	$378,526	$381,969
Water Pipe & Products	193,205	215,163	327,518	393,012
Corporate and Other	1	1	3	6
Total	$416,087	$436,685	$706,047	$774,987

Depreciation and amortization:
Drainage Pipe & Products	$10,354	$10,868	$20,451	$23,144
Water Pipe & Products	15,475	17,464	32,557	34,910
Corporate and Other	207	169	440	251
Total	$26,036	$28,501	$53,448	$58,305

Segment EBITDA and reconciliation to income (loss) before income taxes:
Drainage Pipe & Products	$48,411	$40,079	$69,570	$51,490
Water Pipe & Products	24,196	17,913	31,105	35,025
Corporate and Other	(14,589)	(27,216)	(25,532)	(48,300)
Less: Interest expense	(17,745)	(17,078)	(31,053)	(30,620)
Depreciation and amortization	(26,036)	(28,501)	(53,448)	(58,305)
Income (loss) before income taxes	$14,237	$(14,803)	$(9,358)	$(50,710)

Capital expenditures:
Drainage Pipe & Products	$6,641	$7,943	$9,508	$14,465
Water Pipe & Products	2,410	3,351	7,653	8,161
Corporate and Other	200	125	278	973
Total	$9,251	$11,419	$17,439	$23,599

			June 30,	December 31,
			2018	2017
Total assets:
Drainage Pipe & Products			$835,146	$744,135
Water Pipe & Products			980,934	925,457
Corporate and Other			48,202	141,646
Total			$1,864,282	$1,811,238

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $3.7 million, $3.3 million, $5.5 million and $6.5 million for the three and six months ended June 30, 2018 and June 30, 2017, respectively, and with the following balances (in thousands):

	June 30,	December 31,
	2018	2017
Investment in equity method investee	$54,966	$54,445

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

Property, plant, and equipment, net:	June 30,	December 31,
	2018	2017
United States	$437,583	$381,754
Canada	41,696	20,251
Mexico	10,248	10,567
	$489,527	$412,572

Net Sales:	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
United States	$391,770	$412,594	$665,439	$733,730
Canada	21,706	20,852	35,886	34,819
Mexico	2,611	3,239	4,722	6,438
	$416,087	$436,685	$706,047	$774,987

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

Bricks Joint Venture

In connection with the Reorganization, Forterra entered into a transition services agreement with the joint venture formed by the affiliate of Lone Star and an unaffiliated third party pursuant to which Forterra's former bricks business was contributed (the "Bricks Joint Venture"). Pursuant to the transition services agreement, Forterra continued to provide certain administrative services, including but not limited to information technology, accounting and treasury for a limited period of time following the disposition by Forterra of its former bricks business. The Company recognized a total of $1.6 million in Other operating income, net pursuant to the transition services agreement related to the Bricks Joint Venture for the six months ended June 30, 2017. Additionally, during the transition period, the Company collected cash from as well as settled invoices and payroll on behalf of the Bricks Joint Venture. As a result, Forterra had a net receivable from affiliates of $4.1 million and $4.2 million as of December 31, 2017 and June 30, 2018, respectively.

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

Overview

Our Company

We are a manufacturer of pipe and precast products in the United States and Eastern Canada for a variety of water-related infrastructure applications, including water transmission, distribution and drainage. We provide critical infrastructure components for a broad spectrum of construction projects across residential, non-residential and infrastructure markets. Our suite of products ranges from large diameter pipe that transports water to and from treatment centers and manages drainage along major transportation corridors, to smaller diameter pipe that delivers potable water to, and removes wastewater from, end users in residential and commercial settings.

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

Principal Factors Affecting Our Results of Operations

Our financial performance and results of operations are influenced by a variety of factors, including conditions in the residential, non-residential and infrastructure construction markets, general economic conditions, changes in cost of goods sold, and seasonality and weather conditions. Some of the more important factors are discussed in the 2017 10-K, to which there were no material changes during the period covered by this report.

Our results for the three months ended June 30, 2018 and six months ended June 30, 2018, as compared to the same periods last year, primarily reflect the benefit of improved results in Drainage Pipe & Products and lower costs in Corporate, partially offset by lower results in Water Pipe & Products. A detailed description of our results and the factors impacting them is included in the Results of Operations section below.

Factors Affecting our Financial Statements

Business Combinations and Divestitures

On February 2, 2017, we completed the acquisition of substantially all of the assets of Royal Enterprises America, Inc., or Royal, a drainage pipe and products manufacturer located in Minnesota for aggregate consideration of $35.5 million. Royal manufactured concrete drainage pipe, precast concrete products, and stormwater treatment technologies and erosion control products serving the greater Minneapolis market and now operates as part of our Drainage Pipe & Products segment.

On July 31, 2017, we sold our U.S. concrete and steel pressure pipe business, which was part of our Water Pipe & Products segment, to an affiliate of Thompson Pipe Group, or TPG, for aggregate consideration of $23.2 million, as well as certain assets relating to a U.S. Drainage Pipe & Products manufacturing facility, or the U.S. Pressure Pipe Divestiture. The assets acquired, recognized at fair value, include $3.8 million of working capital, $1.8 million of machinery and equipment, and a customer intangible totaling $0.8 million. We used the net proceeds from the transaction to partially pay down the balance outstanding on our $300.0 million asset-based revolving credit facility.

On January 31, 2018, we divested assets relating to the operation of certain Drainage Pipe & Products facilities in Tennessee, Alabama, and Georgia to Foley Products Company, or Foley, in exchange for $10.1 million in cash, land in Sherman, Texas and a Drainage Pipe & Products facility located in Prentiss, Mississippi, or the Foley Transaction. The purchase price was subject to a $1.0 million net working capital adjustment pursuant to the terms of the asset purchase agreement. The cash received was used for general corporate purposes. The Prentiss facility manufactures concrete drainage pipe, precast and concrete products, and services the Mississippi and surrounding markets.

Sale-leaseback Transaction

On June 5, 2018, we entered into Exchange Agreements and Amended and Restated Master Leases with each of the U.S buyer and the Canadian buyer, or collectively, the Exchange Transaction. Under the Exchange Agreement between us and the U.S. buyer, we exchanged ownership of a ductile iron pipe facility located in Bessemer, Alabama used in our Water Pipe & Products segment, or the Bessemer Facility, for 21 facilities used in our Drainage Pipe & Products segment and the U.S. concrete and steel pressure pipe facilities previously part of the Water Pipe & Products segment, including a portion of one property used in both segments, all of which were previously included in the sale-leaseback transaction. Under the Exchange Agreement between us and the Canadian buyer, we exchanged ownership of a smaller diameter ductile iron pipe facility located in Bessemer, Alabama used in our Water Pipe & Products segment, or the Mini Mill Facility, for ownership of three Canadian concrete pressure pipe facilities that were previously included in the sale-leaseback transaction. No cash changed hands in the Exchange Transaction.

Under the Amended and Restated Master Leases, we will lease a total of 26 properties from the U.S. buyer and a total of 2 properties from an affiliate of the Canadian buyer, each for an initial term of 25 years, through June 30, 2043, followed by one optional renewal term of nine years, eleven months that may be exercised at the Company’s option. The initial base rent under the U.S. Amended and Restated Master Lease is $17.1 million per annum, payable monthly, and is subject to a 2% annual increase during the initial term. If we elect to extend the term of the U.S. Amended and Restated Master Lease, the base rent for the first year of the extension will be the greater of 95% of the fair market rental value of the properties and an amount equal to 102% of the prior year’s base rent, subject to an annual increase based on changes in the Consumer Price Index, but capped at 4%. The U.S. Amended and Restated Master Lease restricts our use of the U.S. properties to heavy manufacturing, industrial, and other related uses. We cannot sublease or assign the properties covered by the U.S. Amended and Restated Master Lease without the prior written consent of the U.S. landlord and subject to certain other restrictions. The terms of the Canadian Amended and Restated Master Lease are similar to those of the U.S. Amended and Restated Master Lease described above, except that the initial base rent is $1.2 million (CAD) per annum. Our aggregate liability in connection with our representations, warranties, covenants and indemnification and other obligations is $5.0 million under the U.S. Exchange Agreement and $6.4 million (CAD) under the Canadian Exchange Agreement, subject to limited exceptions.

We accounted for the Exchange Transaction in accordance with the sale-leaseback accounting guidance under ASC 840. The fair value of the 24 facilities received by us in the Exchange Transaction was $86.1 million, and was accounted for as the proceeds from the sale of the Bessemer and Mini Mill Facilities after adjusting for transaction costs of $2.7 million. Consequently, a deferred gain of $67.3 million was recorded at June 5, 2018. The carrying value of the deferred gains of $35.0 million, the deferred rent of $3.1 million, and the deferred transaction costs of $2.4 million from the original sale-leaseback transaction were reclassified to reduce the carrying value of the 24 facilities received by us in the Exchange Transaction.

The Amended and Restated Master Leases extended the lease terms for all facilities, which caused the majority of the leases being classified as capital leases instead of operating leases. Consequently, we recognized capital lease obligations as well as the gross value of the capital lease assets of $149.0 million, calculated by discounting minimum future lease payments using our incremental borrowing rate of 12.33%. The carrying value of the deferred gains of $100.0 million, the deferred rent of $3.8 million, and the deferred transaction cost of $5.7 million were reclassified to reduce the carrying value of capital lease assets. See Note 13, Sale-Leaseback Transaction, for additional information regarding the transaction.

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

Interest Expense

Interest expense represents interest on indebtedness, including capital lease obligation, the amortization of deferred financing costs, as well as the gain and loss associated with our interest rate swaps.

Other Expense, net

Other expense, net includes miscellaneous non-operating net income or expenses.

Income Tax Expense

Income tax expense consists of federal, state, provincial, local and foreign taxes based on income in the jurisdictions in which we operate.

Results of Operations

Three Months Ended June 30, 2018 as Compared to Three Months Ended June 30, 2017

Total Company

The following table summarizes certain financial information relating to our operating results for the three months ended June 30, 2018 and June 30, 2017.

Statements of Income Data:	For the three months ended June 30, 2018	For the three months ended June 30, 2017	% Change

Net sales	$416,087	$436,685	(4.7)%
Cost of goods sold	340,774	361,089	(5.6)%
Gross profit	75,313	75,596	(0.4)%
Selling, general and administrative expenses	(51,263)	(67,297)	(23.8)%
Impairment and exit charges	(276)	(11,376)	*
Earnings from equity method investee	3,672	3,342	9.0%
Other operating income	4,536	2,010	*
	(43,331)	(73,321)	(40.9)%
Income from operations	31,982	2,275	*
Other income (expenses)
Interest expense	(17,745)	(17,078)	4.1%
Income (loss) from before income taxes	14,237	(14,803)	*
Income tax (expense) benefit	(7,243)	3,630	*
Net Income (loss)	$6,994	$(11,173)	*
* Represents positive or negative change in excess of 100%

Net Sales

Net sales for the three months ended June 30, 2018 were $416.1 million, a decrease of $20.6 million or 4.7% from $436.7 million in the three months ended June 30, 2017. The decrease is due to the U.S. Pressure Pipe Divestiture, which contributed $34.2 million in net sales in the second quarter of 2017, and the Foley Transaction, which resulted in a $12.6 million decline in net sales. Excluding the impact of these two transactions, net sales increased by $26.2 million or 6.7% due to higher shipments and higher average selling prices.

Cost of Goods Sold

Cost of goods sold were $340.8 million for the three months ended June 30, 2018, a decrease of $20.3 million or 5.6% from $361.1 million in the three months ended June 30, 2017. The decrease is due to the U.S. Pressure Pipe Divestiture, which contributed $34.2 million in cost of goods sold in the three months ended June 30, 2017, as well as the Foley Transaction, which resulted which contributed $9.4 million more in cost of goods sold in the three months ended June 30, 2017. Excluding the impact of the two transactions, cost of goods sold increased by $23.3 million or 7.4% due to higher shipments and higher labor, freight, and raw materials.

Gross Profit

Gross profit decreased by $0.3 million, or 0.4%, to $75.3 million in the three months ended June 30, 2018 from $75.6 million in the three months ended June 30, 2017. Gross profit decreased due to the U.S. Pressure Pipe Divestiture and the Foley Transaction. Excluding the impact of divestitures, gross profit increased by $2.9 million due to higher average selling prices, partially offset by the impact of higher cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $51.3 million for the three months ended June 30, 2018, a decrease of $16.0 million or 23.8% from $67.3 million in the three months ended June 30, 2017. The decrease was due primarily to lower professional fees associated with various cost saving initiatives implemented in 2017 that did not recur in the three months ended June 30, 2018.

Impairment and Exit Charges

We recognized exit charges of $0.3 million for the three months ended June 30, 2018 related to our cost saving initiatives compared to $11.4 million of impairment charges in the prior period, which primarily were comprised of $3.0 million of goodwill impairment related to our Canadian concrete and steel pressure pipe reporting unit and $7.5 million of long-lived asset impairment related to our U.S. concrete and steel pressure pipe assets for the three months ended June 30, 2017. There were no similar charges in the 2018 period.

Interest Expense

Interest expense increased by $0.6 million, or 3.5%, to $17.7 million in the three months ended June 30, 2018 from $17.1 million in the three months ended June 30, 2017. This increase was primarily due to $1.3 million related to the change in accounting for the sale-leaseback transaction, $0.9 million due to higher average interest rates offset by lower average debt balances, offset by a decrease in interest expense due to the mark-to-market gain of $1.6 million on the interest rate swaps period over period.

Income Tax (Expense) Benefit

Income tax (expense) benefit changed by $10.9 million to an income tax expense of $7.2 million in the three months ended June 30, 2018 as compared to an income tax benefit of $3.6 million in the three months ended June 30, 2017. The change is due to positive earnings before income taxes recorded for the three months ended June 30, 2018 versus a loss for the same period of 2017, partially offset by the impact of the lower corporate tax rates enacted in December 2017. In addition, for the three months ended June 30, 2018, the Company recorded a partial valuation allowance of $3.5 million.

Segments

	For the three months ended June 30,
	2018	2017	% Change
Net sales:
Drainage Pipe & Products	$222,881	$221,521	0.6%
Water Pipe & Products	193,205	215,163	(10.2)%
Corporate and Other	1	1	—%
Total	$416,087	$436,685	(4.7)%

Gross profit (loss):
Drainage Pipe & Products	49,851	43,121	15.5%
Water Pipe & Products	25,585	33,252	(23.2)%
Corporate and Other	(123)	(777)	(90.1)%
Total	$75,313	$75,596	(0.4)%

Segment EBITDA(1):
Drainage Pipe & Products	48,411	40,079	20.7%
Water Pipe & Products	24,196	17,913	35.2%
Corporate and Other	(14,589)	(27,216)	(46.3)%

(1)
For the purposes of evaluating segment performance, the Company’s chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of EBITDA.

Drainage Pipe & Products

Net Sales

Net sales increased by $1.4 million, or 0.6%, to $222.9 million in the three months ended June 30, 2018 from $221.5 million in the three months ended June 30, 2017. Excluding a net sales decline of $12.6 million associated with the Foley Transaction, net sales increased by $14.0 million or 6.7%. The increase was due primarily to higher average selling prices.

Gross Profit

Gross profit was $49.8 million in the three months ended June 30, 2018, an increase of $6.7 million or 15.5% from $43.1 million in the three months ended June 30, 2017. The increase was primarily due to the benefit of higher average selling prices, partially offset by the impact of higher labor, freight and raw materials.

Water Pipe & Products

Net Sales

For the three months ended June 30, 2018, net sales were $193.2 million, a decrease of $22.0 million or 10.2% from $215.2 million for the three months ended June 30, 2017. Excluding net sales of $34.2 million in the three months ended June 30, 2017 associated with the U.S. Pressure Pipe Divestiture, net sales increased by $12.2 million or 6.7%. The increase was due primarily to higher shipments.

Gross Profit

Gross profit was $25.6 million in the three months ended June 30, 2018, a decrease of $7.7 million or 23.2% from $33.3 million in the three months ended June 30, 2017. The decrease was due primarily to higher scrap steel, in addition to higher freight and labor costs, partially offset by higher average selling prices.

Six Months Ended June 30, 2018 as Compared to Six Months Ended June 30, 2017

Total Company

The following table summarizes certain financial information relating to our operating results for the six months ended June 30, 2018 and June 30, 2017.

Statements of Income Data:	For the six months ended June 30, 2018	For the six months ended June 30, 2017	% Change

Net sales	$706,047	$774,987	(8.9)%
Cost of goods sold	596,369	660,424	(9.7)%
Gross profit	109,678	114,563	(4.3)%
Selling, general and administrative expenses	(103,125)	(132,598)	(22.2)%
Impairment and exit charges	(1,721)	(11,811)	(85.6)%
Earnings from equity method investee	5,521	6,513	(15.4)%
Other operating income	5,326	3,243	65.6%
	(93,999)	(134,653)	(30.2)%
Income (loss) from operations	15,679	(20,090)	*
Other income (expenses)
Interest expense	(31,053)	(30,620)	1.6%
Other income, net	6,016	—	*
Loss before income taxes	(9,358)	(50,710)	(81.5)%
Income tax benefit	(3,558)	16,994	*
Net loss	$(12,916)	$(33,716)	(61.7)%
* Represents positive or negative change in excess of 100%

Net Sales

Net sales for the six months ended June 30, 2018 were $706.0 million, a decrease of $69.0 million or 8.9% from $775.0 million in the six months ended June 30, 2017. The decrease is due to the U.S. Pressure Pipe Divestiture in July 2017, which contributed $61.9 million in net sales in the first six months of 2017, and the Foley Transaction, which resulted in a $22.0 million decline in net sales. Excluding the impact of these two transactions, net sales increased by $14.9 million or 2.2% due to higher shipments and higher average sales prices.

Cost of Goods Sold

Cost of goods sold were $596.4 million for the six months ended June 30, 2018, a decrease of $64.0 million or 9.7% from $660.4 million in the six months ended June 30, 2017. The decrease is due to the U.S. Pressure Pipe Divestiture, which resulted in a $66.7 million decline in cost of goods sold, as well as the Foley Transaction, which resulted in a $15.7 million decline in cost of goods sold. Excluding the impact of the divestitures, cost of goods sold increased by $18.4 million or 3.2% due to higher sales, partially offset by higher labor, freight and raw materials.

Gross Profit

Gross profit decreased by $4.9 million, or 4.3%, to $109.7 million in the six months ended June 30, 2018 from $114.6 million in the six months ended June 30, 2017. Gross profit decreased due to lower profitability in the Water Pipe and Products segment including unabsorbed costs associated with facility downtime in the three months ended March 31, 2018 and higher scrap steel, labor and freight costs not fully offset by higher average selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $103.1 million for the six months ended June 30, 2018, a decrease of $29.5 million or 22.2% from $132.6 million in the six months ended June 30, 2017. The period-over-period decrease is due primarily to lower professional fees associated with various cost saving initiatives implemented in 2017 that did not recur in the six months ended June 30, 2018.

Impairment and Exit Charges

We recognized $1.7 million for the six months ended June 30, 2018 for restructuring charges that primarily related to the consolidation of certain locations for the planned optimization of our portfolio as compared to $11.8 million in the prior year period. For the six months ended June 30, 2017, we recognized $3.0 million of goodwill impairment related to our Canadian concrete and steel pressure pipe reporting unit and $7.5 million of long-lived asset impairment related to our U.S. concrete and steel pressure pipe assets. There were no similar changes in the 2018 period.

Interest Expense

Interest expense increased by $0.5 million, or 1.6%, to $31.1 million in the six months ended June 30, 2018 from $30.6 million in the six months ended June 30, 2017. This increase was primarily due to $2.0 million due to higher average interest rates offset by lower average debt balances, $1.4 million related to the change in accounting for the sale-leaseback transaction, offset by a decrease in interest expense due to the mark-to-market gain of $2.9 million on the interest rate swaps period over period.

Other Income, net

Other income, net was $6.0 million for the six months ended June 30, 2018 due to the gain resulting from the Foley Transaction. See Note 3, Business Combinations.

Income Tax Benefit

Income tax (expense) benefit changed by $20.6 million as a result of an income tax expense of $3.6 million in the six months ended June 30, 2018 as compared to an income tax benefit of $17.0 million in the six months ended June 30, 2017. The change is due largely to higher earnings before income taxes recorded for the six months ended June 30, 2018 compared to the same period in 2017, partially offset by the impact of the lower corporate tax rates enacted in December 2017. In addition, for the six months ended June 30, 2018, the Company recorded a partial valuation allowance of $3.5 million.

Segments

	For the six months ended June 30,
	2018	2017	% Change
Net sales:
Drainage Pipe & Products	$378,526	$381,969	(0.9)%
Water Pipe & Products	327,518	393,012	(16.7)%
Corporate and Other	3	6	—%
Total	$706,047	$774,987	(8.9)%

Gross profit (loss):
Drainage Pipe & Products	76,267	60,498	26.1%
Water Pipe & Products	33,668	55,407	(39.2)%
Corporate and Other	(257)	(1,342)	(82.0)%
Total	$109,678	$114,563	(4.3)%

Segment EBITDA(1):
Drainage Pipe & Products	69,570	51,490	35.2%
Water Pipe & Products	31,105	35,025	(11.1)%
Corporate and Other	(25,532)	(48,300)	(47.2)%

(1)
For purposes of evaluating segment performance, the Company's chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization, or EBITDA, as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of EBITDA.

Drainage Pipe & Products

Net Sales

Net sales decreased by $3.5 million, or 0.9%, to $378.5 million in the six months ended June 30, 2018 from $382.0 million in the six months ended June 30, 2017 due primarily to the impact of the Foley Transaction in January 2018, which resulted in a $22.0 million decline in net sales. Adjusted for the impact of this divestiture, the Company reported sales growth of $18.5 million or 5.1%, primarily due to higher shipments and higher average selling prices.

Gross Profit

Gross profit was $76.2 million in the six months ended June 30, 2018, an increase of $15.7 million or 26.0% from $60.5 million in the six months ended June 30, 2017. The increase was primarily due to higher average selling prices that more than offset the impact of higher costs of good sold including labor, freight and raw material.

Water Pipe & Products

Net Sales

For the six months ended June 30, 2018, net sales were $327.5 million, a decrease of $65.5 million or 16.7% from $393.0 million for the six months ended June 30, 2017. Adjusted for net sales of $61.9 million in the six months ended June 30, 2017 associated with the U.S. Pressure Pipe Divestiture, net sales decreased by 1.1%. The decrease was due to lower shipments in the three months ended March 31, 2018 as a result of downtime at the Bessemer, Alabama plant associated with a significant facility upgrade, partially offset by higher year over year shipments in the three months ended June 30, 2018.

Gross Profit

Gross profit was $33.7 million in the six months ended June 30, 2018, a decrease of $21.8 million or 39.3% from $55.5 million in the six months ended June 30, 2017. The decrease was due primarily to downtime at the Bessemer plant that resulted in reduced cost absorption and lower sales volumes in the three months ended March 31, 2018 as well as the impact of higher scrap steel, labor and freight costs that were not fully offset by higher average selling prices.

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

As of June 30, 2018 and December 31, 2017, we had approximately $30.2 million and $104.5 million of cash and cash equivalents, respectively, of which $9.9 million and $19.1 million, respectively, were held by foreign subsidiaries. The decline in cash balances as of June 30, 2018 reflects the higher cash demand of our seasonal business. All of the cash and cash equivalents as of June 30, 2018 and December 31, 2017 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.  As a result of the December 2017 tax reform, the Company believes it can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax.

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

Total debt related to the Company's Senior Term Loan, or the 2016 Senior Term Loan, as of June 30, 2018 was $1,229.1 million. As of June 30, 2018, the Company had no borrowings outstanding under its $300.0 milion asset-based revolving credit facility, or the 2016 Revolver. The 2016 Revolver had available borrowing capacity as of June 30, 2018 of $285.5 million.

The 2016 Revolver provides for an aggregate principal amount of up to $300.0 million, with up to $280.0 million to be made available to the U.S. borrowers and up to $20.0 million to be made available to the Canadian borrowers. Subject to the conditions set forth in the revolving credit agreement, the 2016 Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the 2016 Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations. The 2016 Revolver matures on October 25, 2021.

The 2016 Senior Term Loan provides for an initial $1.05 billion senior secured term loan that was made available to a newly formed direct subsidiary of Forterra, Inc. Subject to the conditions set forth in the term loan agreement, the 2016 Senior Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA of Forterra, Inc. and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met. The 2016 Senior Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. On May 1, 2017, the Company amended the 2016 Senior Term Loan to increase the principal outstanding by an additional $200.0 million to $1.25 billion and to reduce the margin interest margins applicable to the full balance of the 2016 Senior Term Loan by 50 basis points such that applicable margin is based on LIBOR has been reduced from 3.50% to 3.00%. Interest accrues on outstanding borrowings under the 2016 Term Loan at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively.

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

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented (in thousands):

	For the three months ended
	June 30, 2018	June 30, 2017
Statement of Cash Flows data:
Net cash used in operating activities	$(46,658)	$(126,044)
Net cash used in investing activities	(20,659)	(65,404)
Net cash (used in) provided by financing activities	(6,520)	172,639

Net Cash Used In Operating Activities

Net cash used in operating activities was $46.7 million for the six months ended June 30, 2018, compared to net cash used in operating activities of $126.0 million for the six months ended June 30, 2017. Changes between the periods are in part due to improved working capital management as well as the timing of the settlements of our receivables and payables.

Net Cash Used in Investing Activities

Net cash used in investing activities was $20.7 million for the six months ended June 30, 2018 due to capital expenditures of $17.6 million, a settlement on derivative contracts of $5.0 million and business acquisitions of $13.0 million, partially offset by cash received from the Foley Transaction of $10.1 million and proceeds from sale of fixed assets of $4.9 million. Net cash used of $65.4 million for the six months ended June 30, 2017 primarily due to the Royal acquisition totaling $35.4 million and $30.0 million for purchase of property plant and equipment due primarily to repair and maintenance.

Net Cash Used in Financing Activities

Net cash used in financing activities was $6.5 million for the six months ended June 30, 2018 due primarily to repayments of principal on the 2016 Senior Term Loan. Net cash provided by financing activities was $172.6 million for the six months ended June 30, 2017 primarily consisting of additional borrowings under the 2016 Senior Term Loan, partially offset by repayments on our 2016 Senior Term Loan.

Capital Expenditures

Our capital expenditures were $17.6 million and $30.0 million for the three months ended June 30, 2018 and June 30, 2017, respectively. Capital expenditures primarily related to equipment, such as plant and mobile equipment, upgrade and expansion of existing facilities, and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments. As of June 30, 2018, outstanding stand-by letters of credit amounted to $14.5 million.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. We entered into two interest rate swap transactions with a combined notional value of $525 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  Under the terms of both swap transactions, we agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps have a three-year term and expire on March 31, 2020. At June 30, 2018, we estimate that a 1% increase in the rates relating to the portion of our floating rate debt that is not hedged would increase annual interest requirements by approximately $7.0 million.

Foreign Currency Risk

Approximately 5.8% of our net sales for the six months ended June 30, 2018, were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the six months ended June 30, 2018, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.4 million. This may differ from actual results depending on the levels of net sales outside of the U.S.

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

At June 30, 2018, we had an individual customer within our Water Pipe & Products segment that accounted for more than 10% of total net sales for the six months ended June 30, 2018. The customer represented approximately 15% of our total net sales for the six months ended June 30, 2018, and amounts receivable from the customer at June 30, 2018 represented approximately 18% of our total receivables, net.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting discussed below.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2018, we completed three enterprise resource planning (ERP) system integration projects to bring three ERP systems previously used by some of our smaller subsidiaries onto other ERP systems that are currently being used by the majority of our businesses.

Except for the ERP systems integration, as well as the controls we are in the process of implementing as described above to remediate the material weaknesses described above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the quarter ended June 30, 2018 to the risk factors previously disclosed in the 2017 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit
10.1#	Offer Letter of Mr. Rich Hunter dated May 16, 2018.	(a)

10.2	Amended and Restated Master Land and Building Lease dated June 5, 2018 between Pipe Portfolio Owner (Multi) LP and Forterra Pipe & Precast LLC and certain affiliates.	(b)

10.3	Amended and Restated Master Land and Building Lease dated June 5, 2018 between FORT-NOM HOLDINGS (ONQC) INC. and Forterra Pipe & Precast, Ltd.	(b)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*^

101.INS	XBRL Instance Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*
101.DEF	XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

*	Filed herewith
#	Denotes management compensatory plan or arrangement
^
Exhibit 32.1 shall not be deemed filed with the SEC, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(a)	Previously filed on May 22, 2018 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(b)	Previously filed on June 11, 2018 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTERRA, INC.
(Registrant)

	/s/ Jeff Bradley	August 8, 2018
By:	Jeff Bradley
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Charles R. Brown, II	August 8, 2018
By:	Charles R. Brown, II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)