Form 10-Q
period 2018-09-30
Forterra, Inc.
filed 2018-11-07
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 64,202,693 shares of common stock, par value $0.001 per share, of the registrant outstanding as of November 2, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORTERRA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net sales	$434,510	$444,257	$1,140,557	$1,219,244
Cost of goods sold	357,374	362,150	953,743	1,022,574
Gross profit	77,136	82,107	186,814	196,670
Selling, general & administrative expenses	(48,492)	(59,366)	(151,617)	(191,964)
Impairment and exit charges	(2,170)	(1,193)	(3,891)	(13,004)
Earnings from equity method investee	2,224	2,936	7,745	9,449
Other operating income, net	1,538	2,008	6,864	5,251
	(46,900)	(55,615)	(140,899)	(190,268)
Income from operations	30,236	26,492	45,915	6,402

Other income (expense)
Interest expense	(21,940)	(15,582)	(52,993)	(46,202)
Other income (expense), net	—	(30,866)	6,016	(30,866)
Income (loss) before income taxes	8,296	(19,956)	(1,062)	(70,666)
Income tax (expense) benefit	(2,793)	8,454	(6,351)	25,448
Net income (loss)	$5,503	$(11,502)	$(7,413)	$(45,218)

Earnings (loss) per share:
Basic	$0.09	$(0.18)	$(0.12)	$(0.71)
Diluted	$0.09	$(0.18)	$(0.12)	$(0.71)
Weighted average common shares outstanding:
Basic	63,919	63,799	63,883	63,794
Diluted	64,269	63,799	63,883	63,794

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income (loss)	$5,503	$(11,502)	$(7,413)	$(45,218)
Unrealized gain (loss) on derivative activities, net of tax	—	(2,195)	970	(4,103)
Foreign currency translation adjustment	1,486	2,762	(1,640)	3,998
Comprehensive income (loss)	$6,989	$(10,935)	$(8,083)	$(45,323)

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$30,348	$104,534
Receivables, net	280,831	192,654
Inventories	265,609	236,655
Prepaid expenses	7,315	5,381
Other current assets	18,170	27,059
Current assets held for sale	—	12,242
Total current assets	602,273	578,525
Non-current assets
Property, plant and equipment, net	490,439	412,572
Goodwill	507,002	496,141
Intangible assets, net	196,987	225,304
Investment in equity method investee	53,315	54,445
Other long-term assets	18,086	18,866
Non-current assets held for sale	—	25,385
Total assets	$1,868,102	$1,811,238

LIABILITIES AND EQUITY
Current liabilities
Trade payables	$145,112	$108,560
Accrued liabilities	70,321	72,782
Deferred revenue	8,384	9,029
Current portion of long-term debt	12,510	12,510
Current portion of tax receivable agreement	34,601	34,601
Current liabilities held for sale	—	4,615
Total current liabilities	270,928	242,097
Non-current liabilities
Long-term debt	1,177,382	1,181,277
Long-term capital leases	134,867	4,155
Deferred tax liabilities	43,014	67,481
Deferred gain on sale-leaseback	9,406	75,743
Other long-term liabilities	20,670	25,032
Long-term tax receivable agreement	82,962	82,962
Total liabilities	1,739,229	1,678,747
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.001 par value, 190,000 shares authorized; 64,202 and 64,231 shares issued and outstanding	18	18
Additional paid-in-capital	234,487	230,023
Accumulated other comprehensive loss	(6,598)	(5,098)
Retained deficit	(99,034)	(92,452)
Total shareholders' equity	128,873	132,491
Total liabilities and shareholders' equity	$1,868,102	$1,811,238

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)
Net loss	$(7,413)	$(45,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization expense	79,373	87,463
(Gain) / loss on business divestiture	(6,016)	31,606
(Gain) / loss on disposal of property, plant and equipment	(2,447)	1,749
Amortization of debt discount and issuance costs	6,099	6,061
Stock-based compensation expense	4,588	2,838
Impairment charges	936	10,551
Earnings from equity method investee	(7,745)	(9,449)
Distributions from equity method investee	8,875	9,000
Unrealized gain on derivative instruments, net	(4,291)	(2,035)
Unrealized foreign currency gains, net	(358)	(1,314)
Provision (recoveries) for doubtful accounts	(1,905)	2,289
Deferred taxes	(24,787)	(16,321)
Deferred rent	1,022	1,941
Other non-cash items	77	166
Change in assets and liabilities:
Receivables, net	(83,720)	(84,974)
Inventories	(25,019)	(18,217)
Other current assets	6,910	(15,522)
Accounts payable and accrued liabilities	25,042	2,668
Other assets & liabilities	2,184	(2,415)
NET CASH USED IN OPERATING ACTIVITIES	(28,595)	(39,133)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, and intangible assets	(31,474)	(38,729)
Proceeds from business divestiture	618	23,200
Proceeds from sale of fixed assets	4,874	—
Settlement of net investment hedges	(4,990)	—
Business combinations, net of cash acquired	(4,500)	(35,380)
NET CASH USED IN INVESTING ACTIVITIES	(35,472)	(50,909)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of debt issuance costs	—	(2,498)
Payments on term loans	(9,383)	(8,880)
Proceeds from term loans, net	—	200,000
Proceeds from revolver	—	194,000
Payments on revolver	—	(293,000)
Other financing activities	(385)	(232)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,768)	89,390
Effect of exchange rate changes on cash	(351)	1,759
Net change in cash and cash equivalents	(74,186)	1,107
Cash and cash equivalents, beginning of period	104,534	40,024
Cash and cash equivalents, end of period	$30,348	$41,131

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$50,217	$40,968
Income taxes paid	21,508	27,590
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Assets and liabilities acquired in non-cash exchange	18,140	—
Fair value changes of derivatives recorded in OCI, net of tax	970	(4,103)
Capital lease obligation	(148,962)	—

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and description of the business

Description of the Business

Forterra, Inc. (“Forterra” or the ‘‘Company’’) is involved in the manufacturing, sale and distribution of building products in the United States and Eastern Canada. Forterra’s primary products are concrete drainage pipe, precast concrete structures, and water transmission pipe used in drinking and wastewater systems. These products are used in the residential, infrastructure and non-residential sectors of the construction industry.

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

Credit Risk

The Company had an individual customer within its Water Pipe & Products segment that accounted for more than 10% of total net sales for the nine months ended September 30, 2018. The customer represented approximately 14% of the Company's total net sales for the nine months ended September 30, 2018, and amounts receivable from the customer at September 30, 2018 represented approximately 15% of the Company's total receivables, net.

Recent Accounting Guidance Adopted - Revenue recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance. Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The new guidance outlines a single comprehensive model for accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted the new standard on January 1, 2018 using the modified retrospective method which did not have a material impact on the Company's condensed consolidated financial statements for the three and nine months ending September 30, 2018 and is not expected to have a material impact in future periods. No adjustment to retained earnings was required for the cumulative effect of initially applying the new standard. Results for periods beginning on or after January 1, 2018 are presented under Topic 606, which prior period amounts are not adjusted and continue to be reported in accordance with the prior accounting guidance under Topic 605, Revenue Recognition.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

For certain engineering and construction contracts and building contracting arrangements, the Company enters into long-term contracts with customers. Revenue is recognized as the identified performance obligations are satisfied over time using an acceptable input method to measure the progress toward completion of the performance obligation if: the customer receives the benefits as work is performed, the customer controls the asset as it is being produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment. The Company uses its cost incurred to date relative to total estimated costs at completion to measure progress. The Company's contract liabilities consist of billings to customers in excess of revenue recognized which the Company records as deferred revenue. Revenue recognized during the three and nine months ended September 30, 2018, which was included in contract liabilities at the beginning of the period was not material. Contract assets include revenue recognized in excess of amounts billed and balances billed but not yet paid by customers under retainage provisions which are classified as a current asset within receivables, net on the Company's balance sheet. The Company had no material contract assets on the condensed consolidated balance sheets as of September 30, 2018 or December 31, 2017.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which added paragraphs to the codification pursuant to the SEC Staff Accounting Bulletin No. 118, which addressed the application of U.S. GAAP in situations when a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to finalize the calculations for the 2017 income tax effects of the TCJA. ASU 2018-05 provides entities with a one year measurement period from the December 22, 2017 enactment date to complete the accounting for the effects of the TCJA. See Note 17, Income taxes, for a further discussion of the effect of the TCJA on the Company's income taxes.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to defer and recognize as an asset. Capitalized implementation costs are amortized over the term of the hosting arrangement, and the expense related to the capitalized implementation costs is recorded in the same line in the financial statements as the cloud service cost. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted the guidance provided in the ASU during the third quarter of 2018. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2018. The Company will adopt this standard effective January 1, 2019. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company has not finalized its assessment, but believes the adoption of the new accounting guidance will have a material impact on its consolidated balance sheets primarily due to the recognition of right-of-use assets and lease obligations for its operating lease. The Company does not expect the new accounting guidance to have a material impact on its consolidated statements of operations or cash flows.

3.    Acquisitions and divestitures

On January 31, 2018, the Company divested assets relating to the operation of certain Drainage Pipe & Products facilities in Tennessee, Alabama, and Georgia to Foley Products Company (“Foley”) in exchange for $10.1 million in cash offset by a $1.0 million working capital adjustment, land in Sherman, Texas and a Drainage Pipe & Products facility located in Prentiss, Mississippi.

The acquisition was accounted for as a business combination as defined by FASB ASC 805, Business Combinations. In accordance with Accounting Standards Codification ("ASC") 805, the purchase price is measured as the acquisition date fair value of the assets transferred by the Company to Foley in the exchange. In the exchange, the Company divested of the net working capital and certain of the real property of its Drainage Pipe & Products plants in Tennessee and Alabama, as well as the net working capital of certain Drainage Pipe & Products plants in Georgia. The purchase price of $37.2 million was the fair value of the divested assets which resulted in the recognition of a gain of $6.0 million, recognized in Other income, net. The purchase price was subject to a $1.0 million net working capital adjustment pursuant to the terms of the asset purchase agreement. The Company allocated the purchase price to the individually identifiable assets acquired and liabilities assumed based on their estimated fair value on the date of acquisition. The excess purchase price over those fair values was recorded as goodwill.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The preliminary respective fair values of the assets acquired and liabilities assumed in the transaction, including $10.1 million in cash partially offset by a $1.0 million working capital adjustment, the Prentiss plant, and a parcel of land in Sherman, Texas, at the acquisition date are as follows (in thousands):

Net working capital	$10,984
Property, plant and equipment	9,221
Customer relationship intangible	2,100
Non-compete agreement intangible	5,600
Other intangibles	290
Net identifiable assets acquired	28,195
Goodwill	8,996
Consideration transferred	$37,191

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

During the third quarter of 2018, the Company acquired certain assets of Anchor Concrete Products, Ltd. (“Anchor") in Kingston, Ontario, for aggregate consideration of $2.5 million in cash, inclusive of a $0.4 million hold back that is payable on the one-year anniversary of the execution date of the purchase agreement. The acquired assets did not meet the definition of a business and, as such, the transaction was accounted for as an asset acquisition pursuant to the guidance in subsection 805-50 of ASC 805, Business Combinations.

Transaction costs

The Company recognized aggregate transaction costs, including legal, accounting, valuation and advisory fees, specific to acquisitions and divestitures of $0.2 million and $0.8 million, for the three and nine months ended September 30, 2018, respectively, and $0.0 million and $0.4 million for the three and nine months ended September 30, 2017, respectively. These costs are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

4. Receivables, net

Receivables consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Trade receivables	$270,374	$190,143
Amounts billed, but not yet paid under retainage provisions	1,698	1,091
Other receivables	10,256	5,453
Total receivables	282,328	196,687
Less: Allowance for doubtful accounts	(1,497)	(4,033)
Receivables, net	$280,831	$192,654

5. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Finished goods	$170,951	$156,207
Raw materials	92,935	79,905
Work in process	1,723	543
Total inventories	$265,609	$236,655

6. Investment in equity method investee

The Company contributed plant assets and related inventory from nine operating locations as part of the agreement to form a joint venture with Americast, Inc., Concrete Pipe & Precast LLC ("CP&P"), and in return for the contribution the Company obtained a 50% ownership stake in the joint venture through its 500 Common Unit voting shares in CP&P.  Both at September 30, 2018 and December 31, 2017, the Company owned 50% of CP&P's voting common stock.

The Company's investment in the joint venture was $53.3 million at September 30, 2018, which is included within the Drainage Pipe & Products segment. At September 30, 2018, the difference between the amount at which the Company's investment is carried and the amount of the Company's share of the underlying equity in net assets of CP&P was approximately $13.1 million. The basis difference is primarily attributed to the value of land and equity method goodwill associated with the investment.

Selected financial data for the investee is as follows (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2018	2018
Net sales	$31,864	$96,537
Gross profit	9,042	28,537
Income from operations	4,540	15,235
Net income	$4,479	$15,052

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Property, plant and equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Machinery and equipment	$375,160	$343,827
Land, buildings and improvements	225,287	144,273
Other equipment	6,882	5,141
Construction-in-progress	27,776	30,295
Total property, plant and equipment	635,105	523,536
Less: accumulated depreciation	(144,666)	(110,964)
Property, plant and equipment, net	$490,439	$412,572

Depreciation expense totaled $12.9 million and $39.9 million for the three and nine months ended September 30, 2018, and $15.6 million and $45.7 million for the three and nine months ended September 30, 2017, which is included in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

8. Goodwill and other intangible assets, net

    The Company has goodwill which has been recorded in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the nine months ended September 30, 2018 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2017	$179,723	$316,418	$496,141
Acquisitions	9,951	—	9,951
Foreign currency and other adjustments	910	—	910
Balance at September 30, 2018	$190,584	$316,418	$507,002

ASC 350, Intangibles -- Goodwill and Other, requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company performs its annual impairment testing of goodwill as of October 1 of each year and in interim periods if events occur that would indicate that it is more likely than not the fair value of a reporting unit is less than carrying value. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative analysis. The quantitative analysis compares the fair value of the reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds the fair value, impairment is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of September 30, 2018, no indications exist which would indicate the fair value of the reporting units is less than its carrying value.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Intangible assets other than goodwill at September 30, 2018 and December 31, 2017 included the following (in thousands):

	Net carrying value as of September 30, 2018	Net carrying value as of December 31, 2017
Customer relationships	$141,451	$168,000
Trade names	25,800	29,632
Patents	12,410	15,729
Customer backlog	59	404
Non-compete agreements	10,321	4,543
In-Process R&D	6,354	6,354
Other	592	642
Total intangible assets	$196,987	$225,304

Amortization expense totaled $13.1 million and $39.4 million for the three and nine months ended September 30, 2018, and $13.5 million and $41.8 million for the three and nine months ended September 30, 2017, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. All of the Company's intangible assets are amortizable.

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

The carrying amount and estimated fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis is as follows for the dates indicated (in thousands):

	Fair value measurements at September 30, 2018 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value September 30, 2018
Assets:
Interest rate swaps	—	$9,542	—	$9,542

	Fair value measurements at December 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2017
Assets:
Interest rate swaps	—	$5,251	—	$5,251
Liabilities:
Foreign exchange forward contracts	—	6,286	—	6,286

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

The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at September 30, 2018 using
	Carrying Amount September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value September 30, 2018
Liabilities:
2016 Senior Term Loan	$1,189,892	—	$1,175,413	—	$1,175,413
Tax receivable agreement payable	117,563	—	—	78,206	78,206

		Fair value measurements at December 31, 2017 using
	Carrying Amount December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2017
Liabilities:
2016 Senior Term Loan	$1,193,787	—	$1,151,981	—	$1,151,981
Tax receivable agreement payable	117,563	—	—	75,865	75,865

The fair value of debt is valued using a market approach based on indicative quoted prices for our debt instruments traded in over-the-counter markets, therefore, is classified as Level 2 within the fair value hierarchy. See Note 11, Debt and deferred financing costs, for a further discussion of Company debt.

The determination of the fair value of the Company's tax receivable agreement payable was determined using a discounted cash flow methodology with level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures. The determination of fair value required significant judgment, including estimates of the timing and amounts of various tax attributes. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Actual results could differ from these estimates. See Note 14, Commitments and contingencies, for a further discussion of the Company's tax receivable agreement.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

10.    Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued payroll and employee benefits	$24,399	$26,597
Short-term capital leases	16,476	183
Accrued taxes	11,863	10,294
Accrued rebates	8,875	8,428
Short-term derivative liability	—	6,286
Warranty	3,798	5,038
Environmental obligation	570	446
Other miscellaneous accrued liabilities	4,340	15,510
Total accrued liabilities	$70,321	$72,782

11. Debt and deferred financing costs

The Company’s debt consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
2016 Senior Term Loan, net of debt issuance costs and original issuance discount of $36,093 and $41,580, respectively	$1,189,892	$1,193,787
Total debt	$1,189,892	$1,193,787
Less: current portion debt	(12,510)	(12,510)
Total long-term debt	$1,177,382	$1,181,277

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

Effective May 1, 2017, the Company amended the 2016 Senior Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the interest margins applicable to the full balance of the 2016 Senior Term Loan by 50 basis points such that applicable margin based on LIBOR was reduced from 3.50% to 3.00%. The net proceeds from the incremental term loan of $196.8 million were used to pay down a portion of the outstanding balance on the 2016 Revolver. This amendment had no effect on the Company's ability to increase the size of the 2016 Senior Term Loan under the original provisions. The 2016 Senior Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest accrues on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively. The weighted average interest rates for the 2016 Senior Term Loan were 5.1%, 4.9%, 4.2% and 4.5% for the three and nine months ended September 30, 2018 and 2017, respectively.

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

The 2016 Revolver provides for an aggregate principal amount of up to $300.0 million, with up to $280.0 million to be made available to the U.S. borrowers and up to $20.0 million to be made available to the Canadian borrowers (the allocation may be modified periodically at the Company's request). Subject to the conditions set forth in the revolving credit agreement related to the 2016 Revolver (the "2016 Credit Agreement"), the 2016 Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the 2016 Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations. The advance rates for accounts receivable and inventory are subject to increase by 2.5% during certain periods. As of September 30, 2018 and December 31, 2017, there were no outstanding borrowings under the 2016 Revolver.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total 2016 Revolver. Availability under the 2016 Revolver at September 30, 2018 based on draws, and outstanding letters of credit and allowable borrowing base was $284.4 million.

As of September 30, 2018, scheduled maturities of long-term debt were as follows (in thousands):

2016 Senior Term Loan
2018	$3,128
2019	12,510
2020	12,510
2021	12,510
2022	12,510
2023	1,172,817
$1,225,985

Lines of Credit and Other Debt Facilities

The Company had standby letters of credit outstanding of $15.6 million as of September 30, 2018 which reduce the borrowings available under the 2016 Revolver.

12. Derivatives and hedging

The Company uses derivatives to manage selected foreign exchange and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and, except as discussed below, cash flows from derivative instruments are included in net cash provided by (used in) operating activities in the condensed consolidated statements of cash flows.

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

    On February 9, 2017, Forterra entered into interest rate swap transactions with a combined notional value of $525 million.  Under the terms of the swap transactions, Forterra agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps have a three-year term and expire on March 31, 2020. The interest rate swaps are not designated as cash flow hedges, therefore all changes in the fair value of these instruments are captured as a component of interest expense in the condensed consolidated statements of operations. Accordingly, cash flows from the monthly interest rate swap settlements are included in net cash provided by (used in) operating activities in the condensed consolidated statements of cash flows.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company elects to present all derivative assets and derivative liabilities on a net basis on its condensed consolidated balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At September 30, 2018 and December 31, 2017, the Company’s derivative instruments fall under an ISDA master netting agreement.

The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	September 30, 2018
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$525,000	$9,542	—	—
Total derivatives, gross		9,542		—
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$9,542		$—

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$—	$—	$92,961	$6,286
Interest rate swaps	525,000	5,251	—	—
Total derivatives, gross		5,251		6,286
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$5,251		$6,286

The following table presents the effect of derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net investment hedges
Foreign exchange forward contracts
Gain (loss) on derivatives recognized in Accumulated other comprehensive loss	$—	$(2,195)	$970	$(4,103)
Derivatives not designated as hedges
Interest rate swaps
Gain (loss) on derivatives not designated as hedges included in interest expense	71	709	4,291	2,035

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

On June 5, 2018, the Company entered into Exchange Agreements and Amended and Restated Master Leases with each of the U.S. Buyer and the Canadian Buyer (collectively, the “Exchange Transaction”). Under the Exchange Agreement between the Company and the U.S. Buyer, the Company exchanged ownership of a ductile iron pipe facility located in Bessemer, Alabama used in its Water Pipe & Products segment (the “Bessemer Facility”) for 21 facilities used in its Drainage Pipe & Products segment and the U.S. concrete and steel pressure pipe facilities previously part of the Water Pipe & Products segment, including a portion of one property used in both segments, all of which were previously included in the sale-leaseback transaction. Under the Exchange Agreement between the Company and the Canadian Buyer, the Company exchanged ownership of a smaller diameter ductile iron pipe facility located in Bessemer, Alabama used in its Water Pipe & Products segment (the “Mini Mill Facility”) for ownership of three Canadian concrete pressure pipe facilities that were previously included in the sale-leaseback transaction. No cash changed hands in the Exchange Transaction.

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

Following the resolution of the Delaware Action, the parties negotiated an engagement agreement with the neutral accountant as contemplated by the purchase agreement and that engagement was made effective April 23, 2018. Following the briefing of certain preliminary matters, the neutral accountant ordered production of some of the additional documents sought by HC, and the Company is currently working to complete that production, which is expected to be complete in the fourth quarter of 2018, after which the parties are expected to begin briefing on the merits of the matter.

As a result of the Reorganization, the defendants in the Delaware Action are no longer part of the Company and its consolidated subsidiaries, however the Company remains the liable party in this matter. As of September 30, 2018, no liability for this contingency has been accrued as payment of any earnout is not considered probable. However, the outcome of this matter is uncertain, and no assurance can be given to the ultimate outcome of the resulting proceedings. If the Company is unsuccessful in resolving the dispute, it could recognize a material charge to its earnings.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Securities Lawsuit and Shareholder Derivative Action

Beginning on August 14, 2017, four plaintiffs filed putative class action complaints in the United States District Court for the Eastern District of New York against a group of defendants that varies by complaint but includes the Company, certain members of senior management, the Board of Directors, Lone Star and certain of its affiliates, and certain banks that acted as underwriters of the IPO (collectively or in groups that vary by complaint, the “defendants”). On August 14, 2017, a putative class action complaint was filed by Charles Forrester; on August 16, 2017, a putative class action complaint was filed by Supanin Disayawathana; on August 23, 2017 a putative class action complaint was filed by Matthew Spindler; and on September 27, 2017, a putative class action complaint was filed by Nancy Maloney, which complaint was subsequently voluntarily dismissed without prejudice to refiling (the four complaints together, the "Securities Lawsuits").

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

On July 27, 2018, an order was entered consolidating the three remaining Securities Lawsuits into a single action in the Forrester case and transferring the venue of the case from the Eastern District of New York to the Northern District of Texas. On September 17, 2018, an order was entered appointing Wladislaw Maciuga as lead plaintiff and approving his counsel as lead counsel. The Court has also entered an order agreeing to a proposed schedule for plaintiff to file an Amended Complaint by November 30, 2018 and deadlines under which the parties may file responsive pleadings and related briefing.

On July 31, 2018, a putative shareholder derivative complaint captioned Maloney v. Bradley, et al., was filed in the United States District Court for the Northern District of Texas, naming as defendants certain of the Company’s current and former directors and officers (the "Derivative Action"). The complaint alleges the directors and officers breached their fiduciary duties to the Company and wasted corporate assets, and also alleges constructive fraud and unjust enrichment against certain defendants. The complaint seeks, on behalf of the Company, unspecified damages, an order directing the return certain payments to the defendants and imposing a constructive trust thereon, and certain injunctive relief. The Court has entered a scheduling order in the Derivative Action requiring defendants to file responsive pleadings by November 15, 2018 and providing other deadlines for related briefing.

The Company is defending the Securities Lawsuits and the Derivative Action vigorously. Given the stage of the proceedings, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Securities Lawsuits.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Long-term incentive plan

Following the Acquisition, Lone Star implemented a cash-based long term incentive plan (the “LTIP”), which entitles the participants in the LTIP a potential cash payout upon a monetization event as defined by the LTIP. Potential monetization events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star reduces its ownership interest in the Company or successor entities of LSF9, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of September 30, 2018, no such monetization events that meet the required return for an LTIP payment have occurred, and therefore no amounts were accrued in the accompanying condensed consolidated balance sheets. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future monetization events. The timing and amount of such payments are unknown and is dependent upon future monetization events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the IPO, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered.

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

For purposes of the tax receivable agreement, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which any such related tax benefits remain. The Company accounts for potential payments under the tax receivable agreement as a contingent liability, with amounts accrued when considered probable and reasonably estimable. As of the IPO date, the Company recorded a $160.8 million liability and a reduction to additional paid-in-capital related to the tax receivable agreement for the undiscounted value of probable future payments. Net of tax effects of $18.5 million, the net reduction to additional paid-in-capital related to the initial liability for the tax receivable agreement issued was $142.3 million. The enactment of the TCJA described in Note 17 significantly reduced the Company's anticipated liability under the tax receivable agreement. Net of other adjustments, the Company's tax receivable agreement liability as of September 30, 2018 is $117.6 million, of which $34.6 million is in current portion of tax receivable agreement and $83.0 million is in long-term tax receivable agreement in the condensed consolidated balance sheets. The timing and amount of future tax benefits associated with the tax receivable agreement are subject to change, and additional payments may be required which could be materially different from the current accrued liability. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing activity in the consolidated statement of cash flows. No payments have been made as of September 30, 2018.

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

The calculations of the basic and diluted EPS for the three and nine months ended September 30, 2018 and 2017 are presented below (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$5,503	$(11,502)	$(7,413)	$(45,218)
Less: Earnings (loss) allocated to unvested restricted stock awards	25	—	—	—
Earnings (loss) allocated to common shareholders	$5,478	$(11,502)	$(7,413)	$(45,218)

Common stock:
Weighted average basic shares outstanding	63,919	63,799	63,883	63,794
Effect of dilutive securities	350	—	—	—
Weighted average diluted shares outstanding	64,269	63,799	63,883	63,794

Basic earnings (loss) per share:
Net income (loss)	$0.09	$(0.18)	$(0.12)	$(0.71)
Diluted earnings (loss) per share:
Net income (loss)	$0.09	$(0.18)	$(0.12)	$(0.71)

As detailed further below, potential dilutive shares of common stock were anti-dilutive as a result of the Company's net loss for the three and nine months ended September 30, 2017 and the nine months ended September 30, 2018. As a result, basic weighted average shares were used in the calculations of basic earnings per share and diluted earnings per share for those periods.

The number of stock options and restricted shares that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the three months ended September 30, 2018 and September 30, 2017 and the nine months ended September 30, 2018 and September 30, 2017 were 3,032,201, 1,331,165, 2,559,752 and 889,072, respectively.

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

In accordance with ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expense over the requisite service period for the entire award, or to the date at which retirement eligibility is achieved and subsequent service no longer required for continued vesting of the award, in an amount equal to the grant date fair value of share-based payments, which include stock options granted and restricted stock awards to employees and non-employee members of Forterra's board of directors. The Company records stock-based compensation expense in cost of goods sold and selling, general and administrative expenses. Stock-based compensation expense was approximately $1.5 million and $4.6 million for the three and nine months ended September 30, 2018, respectively, and approximately $1.4 million and $2.8 million for the three and nine months ended September 30, 2017, respectively.

17.    Income taxes

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly known as the TCJA. Effective January 2018, the TCJA, among other things, reduced the marginal U.S. corporate income tax rate from 35% to 21%, limited the deductibility of interest expense, limited the deduction for net operating losses and eliminated net operating loss carrybacks, provided for immediate expensing of qualified capital expenditures placed in service after September 27, 2017 and modified or eliminated many business deductions and credits. The TCJA also includes international provisions, which generally establish a territorial-style system for taxing foreign source income of domestic multinational corporations known as global intangible low-taxed income ("GILTI") and imposes a mandatory one-time transition tax on undistributed international earnings.

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

For the year ended December 31, 2017 the Company recorded a provisional $26.9 million income tax benefit primarily related to the remeasurement of certain deferred tax assets and liabilities in connection with the TCJA. The Company considers it likely that further technical guidance will be provided regarding certain new provisions included in the TCJA, as well as clarity regarding the state income tax conformity to the current federal tax code. The Company will continue to refine the provision amounts for the impacts of the TCJA as further guidance becomes available. During the three and nine months ended September 30, 2018, the Company recorded an adjustment related to the transition tax in the amount of $0.4 million. The accounting is expected to be completed once the Company's 2017 U.S. Corporate income tax return is completed in the fourth quarter of 2018.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company recorded income tax expense from continuing operations of $2.8 million and $6.4 million for the three and nine months ended September 30, 2018, respectively, and an income tax benefit of $8.5 million and $25.4 million for the three and nine months ended September 30, 2017, respectively.

The income tax expense for the three months ended September 30, 2018 differs from the expense computed at the statutory rate primarily due to an increase in the unfavorable inclusion of global intangible low-taxed income, an adjustment to the transition tax and an increase to the valuation allowance in certain state and foreign jurisdictions.

The income tax expense for the nine months ended September 30, 2018 is higher than the benefit computed at the statutory rate primarily as a result of a $3.7 million partial valuation allowance, unfavorable inclusion of GILTI and the unfavorable impact of the disposition of nondeductible goodwill in connection with the Foley exchange that occurred in the three months ended March 31, 2018.

The income tax benefit for the three and nine months ended September 30, 2017 is lower than the benefit computed at the statutory rate primarily attributable to the effect of state income taxes and valuation allowance in certain states and foreign jurisdictions, partially offset by the impact of the higher statutory tax rates in the foreign jurisdictions compared to the statutory rate in the United States, commonly referred to as the foreign tax rate differential.

The Company's quarterly provision for income taxes has historically been calculated using the annual effective rate method, which applies an estimated annual effective tax rate to pre-tax income or loss. However, when the result of the expected annual effective tax rate is not deemed reliable and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the actual year-to-date effective tax rate (the "discrete method"), which results in an income tax provision or benefit based solely on the year-to-date pre-tax income or loss as adjusted for permanent differences on a pro rata basis. The Company has recorded its interim income tax provision using the discrete method, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting for the three and nine months ended September 30, 2018.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth the disaggregation of revenue earned from contracts with customers based on the Company's reportable segments as well as other financial information attributable to the Company's reportable segments for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2018	2017		2018	2017
Net sales:
Drainage Pipe & Products	$242,997	$248,231		$621,523	$630,200
Water Pipe & Products	191,513	195,987		519,031	588,999
Corporate and Other	—	39		3	45
Total	$434,510	$444,257		$1,140,557	$1,219,244

Depreciation and amortization:
Drainage Pipe & Products	$10,447	$11,703		$30,898	$34,847
Water Pipe & Products	15,218	17,136		47,775	52,046
Corporate and Other	257	319		697	570
Total	$25,922	$29,158		$79,370	$87,463

Segment EBITDA and reconciliation to income (loss) before income taxes:
Drainage Pipe & Products	$53,271	$47,342		$122,841	$98,832
Water Pipe & Products	17,818	(4,144)	*	48,923	30,881
Corporate and Other	(14,931)	(18,414)		(40,463)	(66,714)
Less: Interest expense	(21,940)	(15,582)		(52,993)	(46,202)
Depreciation and amortization	(25,922)	(29,158)		(79,370)	(87,463)
Income (loss) before income taxes	$8,296	$(19,956)		$(1,062)	$(70,666)

Capital expenditures:
Drainage Pipe & Products	$9,397	$4,696		$18,702	$19,161
Water Pipe & Products	3,080	2,774		10,732	10,935
Corporate and Other	728	68		992	1,041
Total	$13,205	$7,538		$30,426	$31,137

				September 30,	December 31,
				2018	2017
Total assets:
Drainage Pipe & Products				$846,320	$744,135
Water Pipe & Products				959,291	925,457
Corporate and Other				62,491	141,646
Total				$1,868,102	$1,811,238

*
For the three months ended September 30, 2017, income (loss) from continuing operations before income taxes and EBITDA included a $31.6 million non-cash loss as a result of the U.S. Pressure Pipe Divestiture in July 2017.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $2.2 million, $2.9 million, $7.7 million and $9.4 million for the three and nine months ended September 30, 2018 and September 30, 2017, respectively, and with the following balances (in thousands):

	September 30,	December 31,
	2018	2017
Investment in equity method investee	$53,315	$54,445

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

Property, plant, and equipment, net:	September 30,	December 31,
	2018	2017
United States	$437,587	$381,754
Canada	42,779	20,251
Mexico	10,073	10,567
	$490,439	$412,572

Net Sales:	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
United States	$406,479	$412,562	$1,071,918	$1,146,292
Canada	25,160	27,688	61,046	62,507
Mexico	2,871	4,007	7,593	10,445
	$434,510	$444,257	$1,140,557	$1,219,244

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

CP&P

The Company has a 50% ownership stake in its joint venture CP&P and sold certain goods and services to CP&P, including spare parts for repairs. For the nine months ended September 30, 2018, Forterra sold $0.1 million of product to CP&P and purchased goods and services from CP&P for an amount of $0.1 million.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Bricks Joint Venture

In connection with the Reorganization, Forterra entered into a transition services agreement with the joint venture formed by the affiliate of Lone Star and an unaffiliated third party pursuant to which Forterra's former bricks business was contributed (the "Bricks Joint Venture"). Pursuant to the transition services agreement, Forterra continued to provide certain administrative services, including but not limited to information technology, accounting and treasury for a limited period of time following the disposition by Forterra of its former bricks business. The Company recognized a total of $1.8 million in Other operating income, net pursuant to the transition services agreement related to the Bricks Joint Venture for the nine months ended September 30, 2017. Additionally, during the transition period, the Company collected cash from as well as settled invoices and payroll on behalf of the Bricks Joint Venture. As a result, Forterra had a net receivable from affiliates of $4.1 million as of December 31, 2017 and September 30, 2018.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A, “Risk Factors” in our 2017 10-K filed with the SEC on March 7, 2018 and Item 1A, "Risk Factors" in this Form 10-Q. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

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

Our results for the three and nine months ended September 30, 2018 as compared to the same periods last year, primarily reflect the benefit of improved results in Drainage Pipe & Products and lower costs in Corporate, partially offset by lower results in Water Pipe & Products. A detailed description of our results and the factors impacting them is included in the Results of Operations section below.

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

Sale-leaseback Transaction

On June 5, 2018, we entered into Exchange Agreements and Amended and Restated Master Leases with each of the U.S. buyer and the Canadian buyer under our existing sale-leaseback transaction, or collectively, the Exchange Transaction. Under the Exchange Agreement between us and the U.S. buyer, we exchanged ownership of a ductile iron pipe facility located in Bessemer, Alabama used in our Water Pipe & Products segment, or the Bessemer Facility, for 21 facilities used in our Drainage Pipe & Products segment and the U.S. concrete and steel pressure pipe facilities previously part of our Water Pipe & Products segment, including a portion of one property used in both segments, all of which were previously included in the sale-leaseback transaction. Under the Exchange Agreement between us and the Canadian buyer, we exchanged ownership of a smaller diameter ductile iron pipe facility located in Bessemer, Alabama used in our Water Pipe & Products segment, or the Mini Mill Facility, for ownership of three Canadian concrete pressure pipe facilities that were previously included in the sale-leaseback transaction. No cash changed hands in the Exchange Transaction.

The Amended and Restated Master Leases also extended the lease terms for all facilities, which caused the majority of the leases being classified as capital leases instead of operating leases. Consequently, we recognized capital lease obligations as well as the gross value of the capital lease assets of $149.0 million, calculated by discounting minimum future lease payments using our incremental borrowing rate of 12.33%. The carrying value of the deferred gains of $100.0 million, the deferred rent of $3.8 million, and the deferred transaction cost of $5.7 million were reclassified to reduce the carrying value of capital lease assets. See Note 13, Sale-Leaseback Transaction, for additional information regarding the transaction.

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

Impairment and Exit Charges

Impairment and exit charges are primarily comprised of severance and other charges incurred to consolidate certain plants in an effort to optimize our portfolio, as well as asset impairment charges.

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

Results of Operations

Three Months Ended September 30, 2018 as Compared to Three Months Ended September 30, 2017

Total Company

The following table summarizes certain financial information relating to our operating results for the three months ended September 30, 2018 and September 30, 2017.

Statements of Income Data:	For the three months ended September 30, 2018	For the three months ended September 30, 2017	% Change

Net sales	$434,510	$444,257	(2.2)%
Cost of goods sold	357,374	362,150	(1.3)%
Gross profit	77,136	82,107	(6.1)%
Selling, general and administrative expenses	(48,492)	(59,366)	(18.3)%
Impairment and exit charges	(2,170)	(1,193)	*
Earnings from equity method investee	2,224	2,936	(24.3)%
Other operating income	1,538	2,008	(23.4)%
	(46,900)	(55,615)	(15.7)%
Income from operations	30,236	26,492	14.1%
Other income (expenses)
Interest expense	(21,940)	(15,582)	40.8%
Other expense, net	—	(30,866)	*
Income (loss) from before income taxes	8,296	(19,956)	*
Income tax (expense) benefit	(2,793)	8,454	*
Net Income (loss)	$5,503	$(11,502)	*
* Represents positive or negative change in excess of 100%

Net Sales

Net sales for the three months ended September 30, 2018 were $434.5 million, a decrease of $9.8 million or 2.2% from $444.3 million in the three months ended September 30, 2017. The decrease is due to the U.S. Pressure Pipe Divestiture, which contributed $10.8 million in net sales in the third quarter of 2017, and the Foley Transaction, which resulted in a $10.8 million decline in net sales. Excluding the impact of these two transactions, net sales increased by $11.8 million or 2.8% due to higher shipments and higher average selling prices.

Cost of Goods Sold

Cost of goods sold were $357.4 million for the three months ended September 30, 2018, a decrease of $4.8 million or 1.3% from $362.2 million in the three months ended September 30, 2017. The decrease is due to the U.S. Pressure Pipe Divestiture, which contributed $13.0 million in cost of goods sold in the three months ended September 30, 2017, as well as the Foley Transaction, which contributed $8.4 million in cost of goods sold in the three months ended September 30, 2017. Excluding the impact of the two transactions, cost of goods sold increased by $16.7 million or 4.9% due to higher shipments and higher costs for labor, freight, and raw materials, primarily in our Water Pipe & Products segment.

Gross Profit

Gross profit decreased by $5.0 million, or 6.1%, to $77.1 million in the three months ended September 30, 2018 from $82.1 million in the three months ended September 30, 2017. Gross profit decreased due to the impact of higher cost of goods sold, including higher scrap steel, primarily in our Water Pipe & Products segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $48.5 million for the three months ended September 30, 2018, a decrease of $10.9 million or 18.3% from $59.4 million in the three months ended September 30, 2017. The decrease was due primarily to lower professional fees associated with various cost saving initiatives implemented in 2017 that did not recur in the three months ended September 30, 2018.

Impairment and Exit Charges

We recognized exit charges of $2.2 million for the three months ended September 30, 2018 primarily related to certain business initiatives compared to $1.2 million of comparable charges in the prior period.

Interest Expense

Interest expense increased by $6.3 million, or 40.8%, to $21.9 million in the three months ended September 30, 2018 from $15.6 million in the three months ended September 30, 2017. This increase was primarily due to $4.3 million related to the change in the classification of certain leases from operating lease to capital lease due to the sale-leaseback transaction and the benefit of a $0.9 million mark-to-market gain related to the interest rate swaps in the prior year period. The remainder of the interest expense increase was primarily due to the impact of higher average interest rates.

Other Expense, net

Other expense, net was $30.9 million for the three months ended September 30, 2017, primarily due to a $31.6 million loss generated by the U.S. Pressure Pipe Divestiture in July 2017.

Income Tax (Expense) Benefit

Income tax (expense) benefit changed by $11.2 million to an income tax expense of $2.8 million in the three months ended September 30, 2018 as compared to an income tax benefit of $8.5 million in the three months ended September 30, 2017. The change is due to positive earnings before income taxes recorded for the three months ended September 30, 2018 versus a loss for the prior year period, inclusion of the global intangible low-tax income, adjustment to the transition tax liability, the impact of the lower corporate tax rates enacted in December 2017 and the foreign tax rate differential as explained in Note 17 to the condensed consolidated financial statements.

Segments

	For the three months ended September 30,
	2018	2017	% Change
Net sales:
Drainage Pipe & Products	$242,997	$248,231	(2.1)%
Water Pipe & Products	191,513	195,987	(2.3)%
Corporate and Other	—	39	—%
Total	$434,510	$444,257	(2.2)%

Gross profit (loss):
Drainage Pipe & Products	57,441	51,825	10.8%
Water Pipe & Products	19,972	30,920	(35.4)%
Corporate and Other	(277)	(638)	(56.6)%
Total	$77,136	$82,107	(6.1)%

Segment EBITDA(1):
Drainage Pipe & Products	53,271	47,342	12.5%
Water Pipe & Products(2)	17,818	(4,144)	*
Corporate and Other	(14,931)	(18,414)	(18.9)%
* Represents positive or negative change in excess of 100%

(1)
For the purposes of evaluating segment performance, the Company’s chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of EBITDA. See Note 18, Segment Reporting, for segment EBITDA reconciliation to income (loss) before income taxes.

(2)	For the 2017 period, segment EBITDA included a $31.6 million loss as a result of the U.S. Pressure Pipe Divestiture in July 2017.

Drainage Pipe & Products

Net Sales

Net sales decreased by $5.2 million, or 2.1%, to $243.0 million in the three months ended September 30, 2018 from $248.2 million in the three months ended September 30, 2017. Excluding net sales of $10.8 million in the three months ended September 30, 2017 associated with the Foley Transaction, net sales increased by $5.5 million or 2.4%. The increase was due primarily to higher average selling prices that offset the impact of a decline in shipments.

Gross Profit

Gross profit was $57.4 million in the three months ended September 30, 2018, an increase of $5.6 million or 10.8% from $51.8 million in the three months ended September 30, 2017. The increase was primarily due to the benefit of higher average selling prices, partially offset by the impact of higher labor, freight and raw materials costs.

Water Pipe & Products

Net Sales

For the three months ended September 30, 2018, net sales were $191.5 million, a decrease of $4.5 million or 2.3% from $196.0 million for the three months ended September 30, 2017. Excluding net sales of $10.8 million in the three months ended September 30, 2017 associated with the U.S. Pressure Pipe Divestiture, net sales increased by $6.3 million or 3.4%. The increase was due primarily to higher shipments of ductile iron pipe.

Gross Profit

Gross profit was $20.0 million in the three months ended September 30, 2018, a decrease of $10.9 million or 35.4% from $30.9 million in the three months ended September 30, 2017. The decrease was due primarily to higher scrap steel, in addition to higher freight and labor costs, partially offset by higher average selling prices.

Nine Months Ended September 30, 2018 as Compared to Nine Months Ended September 30, 2017

Total Company

The following table summarizes certain financial information relating to our operating results for the nine months ended September 30, 2018 and September 30, 2017.

Statements of Income Data:	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017	% Change

Net sales	$1,140,557	$1,219,244	(6.5)%
Cost of goods sold	953,743	1,022,574	(6.7)%
Gross profit	186,814	196,670	(5.0)%
Selling, general and administrative expenses	(151,617)	(191,964)	(21.0)%
Impairment and exit charges	(3,891)	(13,004)	(70.1)%
Earnings from equity method investee	7,745	9,449	(18.0)%
Other operating income	6,864	5,251	30.7%
	(140,899)	(190,268)	(25.9)%
Income from operations	45,915	6,402	*
Other income (expenses)
Interest expense	(52,993)	(46,202)	14.7%
Other income (expense), net	6,016	(30,866)	*
Loss before income taxes	(1,062)	(70,666)	(98.5)%
Income tax (expense) benefit	(6,351)	25,448	*
Net loss	$(7,413)	$(45,218)	(83.6)%
* Represents positive or negative change in excess of 100%

Net Sales

Net sales for the nine months ended September 30, 2018 were $1,140.6 million, a decrease of $78.6 million or 6.5% from $1,219.2 million in the nine months ended September 30, 2017. The decrease is due to the U.S. Pressure Pipe Divestiture in July 2017, which contributed $72.7 million in net sales in the first nine months of 2017, and the Foley Transaction, which resulted in a $32.7 million decline in net sales. Excluding the impact of these two transactions, net sales increased by $26.8 million or 2.4% due to higher shipments and higher average selling prices.

Cost of Goods Sold

Cost of goods sold were $953.7 million for the nine months ended September 30, 2018, a decrease of $68.9 million or 6.7% from $1,022.6 million in the nine months ended September 30, 2017. The decrease is due to the U.S. Pressure Pipe Divestiture, which resulted in a $79.8 million decline in cost of goods sold, as well as the Foley Transaction, which resulted in a $24.1 million decline in cost of goods sold. Excluding the impact of the divestitures, cost of goods sold increased by $35.0 million or 3.8% due to higher shipments and higher labor, freight and raw materials costs.

Gross Profit

Gross profit decreased by $9.9 million, or 5.0%, to $186.8 million in the nine months ended September 30, 2018 from $196.7 million in the nine months ended September 30, 2017. Gross profit decreased due to lower profitability in the Water Pipe and Products segment including unabsorbed costs associated with facility downtime in the first half of 2018 and higher scrap steel, labor and freight costs not fully offset by higher average selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $151.6 million for the nine months ended September 30, 2018, a decrease of $40.4 million or 21.0% from $192.0 million in the nine months ended September 30, 2017. The period-over-period decrease is due primarily to lower professional fees associated with various cost saving initiatives implemented in 2017 that did not recur in the nine months ended September 30, 2018.

Impairment and Exit Charges

We recognized $3.9 million for the nine months ended September 30, 2018 for restructuring charges that primarily related to the consolidation of certain locations for the planned optimization of our portfolio as compared to $13.0 million in the prior year period. For the nine months ended September 30, 2017, we recognized $3.0 million of goodwill impairment related to our Canadian concrete and steel pressure pipe reporting unit, $7.5 million of long-lived asset impairment related to our U.S. concrete and steel pressure pipe assets, and $2.5 million for cost savings initiatives.

Interest Expense

Interest expense increased by $6.8 million, or 14.7%, to $53.0 million in the nine months ended September 30, 2018 from $46.2 million in the nine months ended September 30, 2017. The nine months ended September 30, 2018 included $6.0 million in higher interest expense related to the change in the classification of certain leases from operating lease to capital lease due to the sale-leaseback transaction. The remainder of the interest expense increase was primarily due to the impact of higher average interest rates. These increases were partially offset by a $4.3 million mark-to-market gain on the interest rate swaps in the nine months ended September 30, 2018 as compared to $2.0 million in the prior year period.

Other Income (Expense), net

Other income was $6.0 million for the nine months ended September 30, 2018 due primarily to the gain resulting from the Foley Transaction. See Note 3, Business Combinations. For the nine months ended September 30, 2017, other expense of $30.9 million was primarily due to a $31.6 million loss generated by the U.S. Pressure Pipe Divestiture in July 2017.

Income Tax (Expense) Benefit

Income tax (expense) benefit changed by $31.8 million as a result of an income tax expense of $6.4 million in the nine months ended September 30, 2018 as compared to an income tax benefit of $25.4 million in the nine months ended September 30, 2017. The change is due largely to a smaller loss before income taxes recorded for the nine months ended September 30, 2018 compared to the same period in 2017, inclusion of the global intangible low-tax income, adjustment to the transition tax liability, the impact of the lower corporate tax rates enacted in December 2017 and the foreign tax rate differential. In addition, for the nine months ended September 30, 2018, the Company recorded a partial valuation allowance of $3.7 million.

Segments

	For the nine months ended September 30,
	2018	2017	% Change
Net sales:
Drainage Pipe & Products	$621,523	$630,200	(1.4)%
Water Pipe & Products	519,031	588,999	(11.9)%
Corporate and Other	3	45	—%
Total	$1,140,557	$1,219,244	(6.5)%

Gross profit (loss):
Drainage Pipe & Products	133,708	112,323	19.0%
Water Pipe & Products	53,640	86,327	(37.9)%
Corporate and Other	(534)	(1,980)	(73.0)%
Total	$186,814	$196,670	(5.0)%

Segment EBITDA(1):
Drainage Pipe & Products	122,841	98,832	24.3%
Water Pipe & Products	48,923	30,881	58.4%
Corporate and Other	(40,463)	(66,714)	(39.3)%

(1)
For purposes of evaluating segment performance, the Company's chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization, or EBITDA, as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of EBITDA. See Note 18, Segment Reporting, for segment EBITDA reconciliation to income (loss) before income taxes.

Drainage Pipe & Products

Net Sales

Net sales decreased by $8.7 million, or 1.4%, to $621.5 million in the nine months ended September 30, 2018 from $630.2 million in the nine months ended September 30, 2017 due primarily to the impact of the Foley Transaction in January 2018, which resulted in a $32.7 million decline in net sales. Adjusted for the impact of this divestiture, the Company reported sales growth of $24.0 million or 4.0%, primarily due to higher average selling prices that offset the impact of lower shipments.

Gross Profit

Gross profit was $133.7 million in the nine months ended September 30, 2018, an increase of $21.4 million or 19.1% from $112.3 million in the nine months ended September 30, 2017. The increase was primarily due to higher average selling prices that more than offset the impact of higher costs of good sold including labor, freight and raw material.

Water Pipe & Products

Net Sales

For the nine months ended September 30, 2018, net sales were $519.0 million, a decrease of $70.0 million or 11.9% from $589.0 million for the nine months ended September 30, 2017. Adjusted for net sales of $72.7 million in the nine months ended September 30, 2017 associated with the U.S. Pressure Pipe Divestiture, net sales increased by $2.7 million, or 2.2%. The increase was due to primarily to higher shipments.

Gross Profit

Gross profit was $53.7 million in the nine months ended September 30, 2018, a decrease of $32.7 million or 37.9% from $86.4 million in the nine months ended September 30, 2017. The decrease was due primarily to downtime at the Bessemer plant (major planned maintenance overhaul and installation of more efficient/newer equipment) that resulted in reduced cost absorption and lower sales volumes in the first half of 2018, as well as the impact of higher scrap steel, labor and freight costs that were not fully offset by higher average selling prices. The maintenance and installation at Bessemer are now complete and the business is beginning to experience operational efficiencies from the overhaul.

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

As of September 30, 2018 and December 31, 2017, we had approximately $30.3 million and $104.5 million of cash and cash equivalents, respectively, of which $9.9 million and $19.1 million, respectively, were held by foreign subsidiaries. The decline in cash balances as of September 30, 2018 reflects the higher cash demand of our seasonal business. All of the cash and cash equivalents as of September 30, 2018 and December 31, 2017 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.  As a result of the December 2017 tax reform, the Company believes it can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax.

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

Total debt related to the Company's Senior Term Loan, or the 2016 Senior Term Loan, as of September 30, 2018 was $1,226.0 million. As of September 30, 2018, the Company had no borrowings outstanding under its $300.0 million asset-based revolving credit facility, or the 2016 Revolver. The 2016 Revolver had available borrowing capacity as of September 30, 2018 of $284.4 million.

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

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented (in thousands):

	For the three months ended
	September 30, 2018	September 30, 2017
Statement of Cash Flows data:
Net cash used in operating activities	$(28,595)	$(39,133)
Net cash used in investing activities	(35,472)	(50,909)
Net cash (used in) provided by financing activities	(9,768)	89,390

Net Cash Used In Operating Activities

Net cash used in operating activities was $28.6 million for the nine months ended September 30, 2018, compared to net cash used in operating activities of $39.1 million for the nine months ended September 30, 2017. Changes between the periods are in part due to improved working capital management as well as the timing of the settlements of our receivables and payables.

Net Cash Used in Investing Activities

Net cash used in investing activities was $35.5 million for the nine months ended September 30, 2018 due to capital expenditures of $29.6 million, final net working capital settlement related to U.S. Pressure Pipe Divestiture of $8.5 million, settlement on derivative contracts of $5.0 million, business acquisitions of $4.5 million and other asset acquisitions of $1.9 million, partially offset by cash received from the Foley Transaction of $9.1 million and proceeds from sale of fixed assets of $4.9 million. Net cash used of $50.9 million for the nine months ended September 30, 2017 primarily due to the Royal acquisition totaling $35.4 million and $38.7 million for purchase of property plant and equipment offset by $23.2 million cash proceeds from the U.S. Pressure Pipe Divestiture.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $9.8 million for the nine months ended September 30, 2018 due primarily to repayments of principal on the 2016 Senior Term Loan. Net cash provided by financing activities was $89.4 million for the nine months ended September 30, 2017 primarily consisting of additional borrowings under the 2016 Senior Term Loan.

Capital Expenditures

Our capital expenditures were $11.9 million and $29.6 million for the three and nine months ended September 30, 2018, respectively, and $8.7 million and $38.7 million for the three and nine months ended September 30, 2017, respectively. Capital expenditures primarily related to equipment, such as plant and mobile equipment, upgrade and expansion of existing facilities, and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments. As of September 30, 2018, outstanding stand-by letters of credit amounted to $15.6 million.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. We entered into two interest rate swap transactions with a combined notional value of $525 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  Under the terms of both swap transactions, we agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps have a three-year term and expire on March 31, 2020. At September 30, 2018, we estimate that a 1% increase in the rates relating to the portion of our floating rate debt that is not hedged would increase annual interest requirements by approximately $7.0 million.

Foreign Currency Risk

Approximately 6.0% of our net sales for the nine months ended September 30, 2018, were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the nine months ended September 30, 2018, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.7 million. This may differ from actual results depending on the levels of net sales outside of the U.S.

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

At September 30, 2018, we had an individual customer within our Water Pipe & Products segment that accounted for more than 10% of total net sales for the nine months ended September 30, 2018. The customer represented approximately 14% of our total net sales for the nine months ended September 30, 2018, and amounts receivable from the customer at September 30, 2018 represented approximately 15% of our total receivables, net.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting discussed below.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following three material weaknesses as of December 31, 2017 as reflected in our Annual Report on Form 10-K filed on March 7, 2018, as well as Form 8-K filed on November 6, 2018:

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

•
A material weakness related to the aggregation of control deficiencies over the Company's information technology (“IT”) systems. Specifically, the Company did not maintain effective controls over user access to IT systems and changes to IT programs and data and, as a result, the effective functioning of certain process-level automated and IT-dependent controls could have been affected.

We are currently working towards remediating the material weaknesses in our internal control over financial reporting and are implementing additional processes and controls designed to address the underlying causes of the material weaknesses. The following describes the continuing remediation that we are taking or have taken to address the material weaknesses related to the inventory and revenue recognition processes:

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

With respect to the material weakness related to the IT systems, we are taking a number of actions to remediate the material weakness related to IT controls, including, but not limited to, the following:

•
Establishing a more rigorous review process over the evaluation of user access to IT systems, including preventative reviews prior to any changes to user access and periodic reviews of all user access;

•	Improving the structure and governance surrounding controls over IT systems;

•	Implementing enhanced review procedures and analysis over the segregation of duties in IT systems;

•	Revising policies on the documentation of IT control performance and the retention of that documentation; and

•	Replacing certain IT systems that have inherent control limitations.

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

Changes in Internal Control over Financial Reporting

Except for the controls we are in the process of implementing and other actions we are taking as described above to remediate the material weaknesses described above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the quarter ended September 30, 2018 to the risk factors previously disclosed in the 2017 10-K. Although we do not believe it to be material based on the information available to us as of the date of this Quarterly Report on Form 10-Q, we have elected to update our risk factor regarding cybersecurity matters to reflect our recent discovery of a cybersecurity incident involving the unauthorized access to the email account of a member of corporate management.

Cybersecurity attacks may threaten our confidential information, disrupt operations and result in harm to our reputation and adversely impact our business and financial performance.

               Cybersecurity attacks across industries, including ours, are increasing in sophistication and frequency and may range from uncoordinated individual attempts to measures targeted specifically at us.  These attacks include but are not limited to, malicious software or viruses, attempts to gain unauthorized access to, or otherwise disrupt, our information systems, attempts to gain unauthorized access to proprietary information, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Cybersecurity failures may be caused by employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, and their products.  We have been subject to cybersecurity attacks in the past, including breaches of our information technology systems, and we have experienced a recent corporate manager email compromise that exposed certain confidential business information. Based on an ongoing investigation and information known to date, neither the recent attack nor past attacks have not had a material impact on our financial condition or results of operations.  We may experience such attacks in the future, potentially with more frequency or sophistication.

Failures of our information technology systems as a result of cybersecurity attacks or other disruptions could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Cybersecurity attacks or other disruptions impacting significant customers and/or suppliers could also lead to a disruption of our operations or commercial activities.  Despite our attempts to implement safeguard our systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyberattacks or security breaches that manipulate or improperly use our systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could have a material adverse effect on our business financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit
10.1#	Separation and General Release Agreement between William P. Kerfin, Jr. and Forterra, Inc. and USP Holdings, Inc. dated as of July 23, 2018.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	^

101.INS	XBRL Instance Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*
101.DEF	XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

*	Filed herewith
#	Denotes management compensatory plan or arrangement
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

FORTERRA, INC.
(Registrant)

	/s/ Jeff Bradley	November 6, 2018
By:	Jeff Bradley
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Charles R. Brown, II	November 6, 2018
By:	Charles R. Brown, II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)