Form 10-K/A
period 2017-12-31
Forterra, Inc.
filed 2018-12-20
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

[ ] Large accelerated filer	[X] Accelerated filer	Non-accelerated filer [ ]	[ ] Smaller reporting company	[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of December 18, 2018, 64,205,604 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding. The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant was approximately $155,223,470, based upon the closing market price of $8.23 per share of common stock on the Nasdaq Global Select Market as of June 30, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

		Page

	Part I
Item 1A.	Risk Factors	1

	Part II
Item 9A.	Controls and Procedures	24

	Part IV
Item 15.	Exhibits	29
	Signatures	33

i

Explanatory Note

On March 7, 2018, Forterra, Inc. (“we”, “us” or the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original 10-K”). Subsequent to the issuance of the Original 10-K, the Public Company Accounting Oversight Board (“PCAOB”) conducted an inspection of Ernst & Young LLP’s (“EY”) audit of the Company’s consolidated financial statements for the year ended December 31, 2017. In connection with this inspection, EY performed additional testing pertaining to certain controls related to our information technology (“IT”) systems and subsequently requested a reevaluation by management of those controls. As a result of this reevaluation, management identified an additional material weakness related to the aggregation of control deficiencies over the Company’s IT systems as of December 31, 2017. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. Specifically, the Company did not maintain effective controls over user access to IT systems and changes to IT programs and data and, as a result, the effective functioning of certain process-level automated and IT-dependent controls could have been affected.

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) solely for the purpose of (i) amending and restating the Risk Factors disclosure included in Item 1A to reflect the additional material weakness and a recent cyberattack disclosed in an updated risk factor included in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, and (ii) to amend and restate the Controls and Procedures disclosure included in Item 9A of the Original 10-K to reflect the additional material weakness. Other than these changes, there are no changes to the Original 10-K, and this Amendment does not change the other disclosures contained in the Original 10-K. In addition, except as specifically described above, this Amendment does not reflect events occurring after the filing of the Original 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original 10-K, and any such forward looking statements should be read in their historical context.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Amendment may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

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

ii

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

The forward-looking statements contained in this Amendment are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A, “Risk Factors”. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

iii

PART I

Item 1A. RISK FACTORS

Our business, operations and financial condition are subject to various risks and uncertainties. We have described below significant factors that may adversely affect our business, operations, financial performance and condition or industry. You should carefully consider these factors, together with all of the other information in this Amendment, the Original 10-K and in other documents that we file with the SEC, before making any investment decision about our securities. Adverse developments or changes related to any of the factors listed below could materially and adversely affect our business, financial condition, results of operations, future prospects and growth.

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

Our success depends in part on our ability to retain and attract additional skilled employees, particularly engineering and technical personnel. Without a sufficient number of skilled employees, our operations and manufacturing quality could suffer. The reduction in demand for products in our industry that occurred during the financial crisis led to a number of skilled workers leaving our industry permanently, reducing an already limited pool of available and qualified personnel. Furthermore, as unemployment has been reduced in recent years, the labor market has tightened in recent years. Our experienced sales team has also developed a number of meaningful customer relationships that would be difficult to replace. Therefore, competition for qualified technical personnel and operators as well as sales personnel with established customer relationships is intense, both in retaining our existing employees and when replacing or finding additional suitable employees. There can be no assurances the labor pool from which we hire our this personnel will increase or remain stable and any failure to retain our existing technical and sales personnel and other employees or attract additional skilled personnel could have a material adverse effect our business, financial condition and results of operations.

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

Our manufacturing facilities as well as our sales and service activities depend on the efficient and uninterrupted operation of complex and sophisticated IT systems and computer networks, which are subject to failure and disruption. These and other problems may be caused by system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins or other similar events. Additionally, because we have grown through various acquisitions, we have integrated and are integrating a number of disparate IT systems across our organization, certain of which may be outdated and due for replacement, further increasing the likelihood of problems. We may in the future replace and integrate systems or implement new technology systems, but these updates may not be successful, they may create new issues we currently do not face or they may significantly exceed our cost estimates.

We outsource certain portions of the operations of our IT systems to a third party. Any failure of us or of our third party provider to effectively operate such systems could cause a disruption in our IT systems. Any disruption in our IT systems could interrupt or damage our operations and our ability to meet customer needs as well as our ability to maintain effective controls. These events could damage our reputation and cause us to incur unanticipated liabilities, including financial losses from remedial actions, business interruptions, loss of business and other unanticipated costs which may not be covered by insurance. Despite the defensive measures we have taken to protect our data and IT, our systems could be vulnerable to disruption and any such disruption and the resulting fallout could have a material adverse effect on our business, financial condition and results of operations.

Cybersecurity attacks may threaten our confidential information, disrupt operations and result in harm to our reputation and adversely impact our business and financial performance.

Cybersecurity attacks across industries, including ours, are increasing in sophistication and frequency and may range from uncoordinated individual attempts to measures targeted specifically at us. These attacks include but are not limited to, malicious software or viruses, attempts to gain unauthorized access to, or otherwise disrupt, our information systems, attempts to gain unauthorized access to business, proprietary or other confidential information, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Cybersecurity failures may be caused by employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, and their products. We have been subject to cybersecurity attacks in the past, including breaches of our IT systems, including one that exposed certain confidential business information through the compromise of a corporate manager's email account. Based on information known to date, past attacks have not had a material impact on our financial condition or results of operations. We may experience such attacks in the future, potentially with more frequency or sophistication.

Failures of our IT systems as a result of cybersecurity attacks or other disruptions could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Cybersecurity attacks or other disruptions impacting significant customers and/or suppliers could also lead to a disruption of our operations or commercial activities. Despite our attempts to implement safeguard our systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyberattacks or security breaches that manipulate or improperly use our systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could have a material adverse effect on our business financial condition and results of operations.

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

The annual assessment for fiscal year 2017 resulted in the identification of three material weaknesses that existed as of December 31, 2017, one regarding inventory, one regarding the revenue recognition process, and one regarding our controls over user access to IT systems and changes to IT programs and data.

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

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly known as the Tax Cuts and Jobs Act, or TCJA. Effective January 2018, the TCJA, among other things, reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deductibility of interest expenses, limits the deduction for net operating losses and eliminates net operating loss carrybacks, modifies or eliminates many business deductions and credits, and establishes a territorial-style system for taxing foreign source income of domestic multinational corporations. Financial statement impacts include adjustments for, among other things, the remeasurement of deferred tax assets and liabilities. See Note 19 to the consolidated financial statements of the Original 10-K.

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

Lone Star beneficially owns approximately 70.2% of our outstanding shares of common stock. The shares held by Lone Star and all shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act of 1933, as amended, or the Securities Act. Therefore, unless shares owned by any of our affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. Lone Star is an affiliate of ours based on their share ownership and representation on our board of directors.

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

PART II

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2017.

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

Management identified the following three material weaknesses as of December 31, 2017:

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

A material weakness related to the aggregation of control deficiencies over the Company's IT systems. Specifically, the Company did not maintain effective controls over user access to IT systems and changes to IT programs and data and, as a result, the effective functioning of certain process-level automated and IT-dependent controls could have been affected.

Ernst & Young LLP, our independent registered public accounting firm that audited the consolidated financial statements included in the Original 10-K, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in their report included in this Amendment.

Changes in Internal Control over Financial Reporting

Other than the Remediation of Previously Reported Material Weaknesses actions described below with respect to the material weaknesses regarding the aggregation of control deficiencies over the inventory process and the revenue recognition process, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2017, we have remediated the material weakness related to the controls over accounting for cost accruals. With respect to bill and hold revenue transactions, our current policies do not allow the recognition of bill and hold revenue. However, as further discussed above under “Management’s Report on Internal Control over Financial Reporting,” unremediated material weaknesses related to (i) inventory process, (ii) revenue process and (iii) IT systems existed as of December 31, 2017.

Remediation plans for current material weaknesses

With respect to the material weaknesses related to the inventory and revenue recognition processes, management is actively engaged in planning our remediation efforts to address the material weaknesses identified. In this regard, our remediation plans include the implementation of additional processes and controls designed to address the underlying causes of the material weaknesses, primarily through the hiring of additional accounting personnel to perform controls and validate inputs used in control performances, the enhancement of our training programs at the plant level regarding physical inventory counts and delivery verifications, and the enhancement of our internal review and validation procedures of customer approvals of sales order terms.

With respect to the material weakness related to IT systems, management is taking a number of actions, including, but not limited to, the following:

•
Establishing a more rigorous review process over the evaluation of user access to IT systems, including preventative reviews prior to any changes to user access and periodic reviews of all user access.

•	Improving the structure and governance surrounding controls over IT systems.

•	Implementing enhanced review procedures and analysis over the segregation of duties in IT systems.

•	Revising policies on the documentation of IT systems control performance and the retention of that documentation.

•	Replacing certain IT systems that have inherent control limitations.

We believe these remediation actions will strengthen our internal control over financial reporting, but there can be no assurance that we will not conclude that additional measures are required to remediate the material weaknesses identified above as we test and evaluate the effectiveness of our remediation, which may necessitate additional implementation and evaluation time.

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

In our report dated March 7, 2018, because of the effect of the first two material weaknesses described in (i) and (ii) below, we expressed an adverse opinion that the Company had not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria. Management has subsequently identified additional deficiencies in controls over information technology (“IT”) systems and has further concluded that the aggregation of such deficiencies represented a material weakness as of December 31, 2017. Specifically, the Company did not maintain effective controls over user access to IT systems and changes to IT programs and data and, as a result, the effective functioning of certain process-level automated and IT-dependent controls could have been affected. As a result, management has updated its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting to include the additional identified material weakness. Management's assessment has not changed the Company's conclusion that the Company has not maintained effective internal control over financial reporting as of December 31, 2017. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as expressed herein, has not changed from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to the Company’s (i) inventory process, (ii) revenue recognition process and (iii) controls over user access to IT systems and changes to IT programs and data.

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

/s/ Ernst & Young LLP

Dallas, Texas
March 7, 2018, except for the effect of the additional material weakness described in the second and third paragraphs above, as to which the date is December 20, 2018

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
(i)

10.28#	Employment Agreement, dated as of September 6, 2017 by and between the Company and Charlie Brown.	(j)

10.29#	Employment Agreement, dated as of December 18, 2017 by and between the Company and Mark Carpenter.	(k)

10.30#	Employment Agreement, dated as of December 18, 2017 by and between the Company and Lori Browne.	(k)

21.1	Subsidiaries of the Registrant.	(l)

23.1	Consent of Ernst & Young LLP.	*/(l)

23.2	Consent of Moss Adams LLP.	(l)

23.3	Consent of Hein & Associates LLP.	(l)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	^

99.1	Financial Statements of Concrete Pipe & Precast, LLC as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015.	(l)

101.INS	XBRL Instance Document.	(l)

101.SCH	XBRL Taxonomy Extension Schema Document.	(l)

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	(l)
101.DEF	XBRL Taxonomy Definition Linkbase Document.	(l)

101.LAB	XBRL Taxonomy Label Linkbase Document.	(l)

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	(l)

*	Filed herewith
#	Denotes management compensatory plan or arrangement
+	Certain schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.
^
Exhibit 32.1 shall not be deemed filed with the SEC, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(a)	Previously filed on July 8, 2016 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(b)	Previously filed on August 15, 2016 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(c)	Previously filed on September 8, 2016 as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(d)	Previously filed on October 7, 2016 as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(e)	Previously filed on October 17, 2016 as an exhibit to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(f)	Previously filed on November 11, 2016 as an exhibit to the Company’s Current Report on Form 8-K/A and incorporated herein by reference.
(g)	Previously filed on January 10, 2017 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-215504) and incorporated herein by reference.
(h)	Previously filed on March 31, 2017 as an exhibit to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and incorporated herein by reference.
(i)	Previously filed on May 15, 2017 as an exhibit to the Company Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 and incorporated herein by reference.
(j)	Previously filed on September 7, 2017 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(k)	Previously filed on December 20, 2017 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(l)	Previously filed on March 7, 2018 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTERRA, INC.
(Registrant)

	/s/ Jeff Bradley	December 20, 2018
By:	Jeff Bradley
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Charles R. Brown, II	December 20, 2018
By:	Charles R. Brown, II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)