Form 10-K
period 2018-12-31
Forterra, Inc.
filed 2019-03-12
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

[ ] Large accelerated filer	[X] Accelerated filer	Non-accelerated filer [ ]	[X] Smaller reporting company	[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of March 7, 2019, 64,205,604 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding. The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant was approximately $183,714,000, based upon the closing market price of $9.73 per share of common stock on the Nasdaq Global Select Market as of June 29, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III is incorporated by reference to certain sections in the registrant’s definitive proxy statement relating to the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	the level of construction activity, particularly in the residential construction and non-residential construction markets;

•	government funding of infrastructure and related construction activities;

•	the highly competitive nature of our industry and our ability to effectively compete;

•	the availability and price of the raw materials we use in our business;

•	our dependence on key customers and the absence of long-term agreements with these customers;

•	the level of construction activity in Texas;

•	disruption at one or more of our manufacturing facilities or in our supply chain;

•	construction project delays and our inventory management;

•	our ability to successfully integrate acquisitions;

•	energy costs;

•	labor disruptions and other union activity;

•	a tightening of mortgage lending or mortgage financing requirements;

•	the ability to implement our growth strategy;

•	our current dispute with HeidelbergCement related to the payment of an earnout;

•	compliance with environmental laws and regulations;

•	changes in tax laws could adversely affect us;

•	compliance with health and safety laws and regulations and other laws and regulations to which we and our products are subject;

•	our dependence on key executives and key management personnel;

•	our ability and that of the customers with which we work to retain and attract additional skilled and non-skilled technical or sales personnel;

•	credit and non-payment risks of our customers;

ii

•	warranty and related claims;

•	legal and regulatory claims;

•	the seasonality of our business and its susceptibility to adverse weather;

•	our contract backlog;

•	our ability to maintain sufficient liquidity and ensure adequate financing or guarantees for large projects;

•	delays or outages in our information technology systems and computer networks;

•	security breaches in our information technology systems and other cybersecurity incidents; and

•	additional factors discussed in our filings with the Securities and Exchange Commission, or the SEC.

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

iii

PART I
Item 1. Business

On March 13, 2015, through an indirect wholly owned subsidiary, Lone Star Fund IX (U.S.), L.P. (which is referred to, along with its affiliates and associates, but excluding us and other companies that it owns as a result of its investment activity, as Lone Star) acquired the building products business of HeidelbergCement AG in the United States and Eastern Canada, or the Acquisition. Unless otherwise specified or where the context otherwise requires, references in this Annual Report on Form 10-K to “our,” “we,” “us,” the “Company” and “our business” (i) for the Predecessor periods prior to the completion of the Acquisition, refer to the building products business of HeidelbergCement AG in the United States and Eastern Canada, (ii) for the Successor periods after completion of the Acquisition, but prior to the internal reorganization transaction discussed in Note 1 to the consolidated financial statements in which LSF9 Concrete Holdings Ltd transferred its building products business in the United States and Eastern Canada to Forterra, Inc., or the Reorganization, the building products business of LSF9 Concrete Holdings Ltd in the United States and Eastern Canada and (iii) for the Successor periods after completion of the Reorganization, the operations of Forterra, Inc., in each case together with its consolidated subsidiaries. We are a holding company incorporated in Delaware in 2016. We are controlled by Lone Star and have a relatively short operating history as a stand-alone company.

General

We are a manufacturer of pipe and precast products in the United States and Eastern Canada for a variety of water-related infrastructure applications, including water transmission, distribution and drainage.

Our manufacturing and distribution network allows us to serve most major United States and Eastern Canadian markets. We operate 79 manufacturing facilities and currently have additional manufacturing capacity available in both of our segments, providing room to increase production to meet short-cycle demand with minimal incremental investment. These facilities and our distribution network provide us with a local presence and the necessary proximity to our customers to minimize delivery time and distribution costs.

We manufacture both water drainage pipe and precast structures (used primarily for storm water and drainage applications) and water transmission and distribution pipe (used primarily to transport potable water and as a component of wastewater systems) and believe our complementary product portfolio is well positioned to serve both the storm water and wastewater infrastructure market and the potable water transmission and distribution market. We believe that our exposure to each of the residential, non-residential and infrastructure end-markets will allow us to benefit from both secular and cyclical growth across each of these end-markets. The residential, non-residential and infrastructure end markets in the United States and Eastern Canada have different growth drivers and operating dynamics, and the cyclical performance of these markets has historically been staggered during different stages of the broader economic cycle.

Our organic growth strategy is focused on leveraging our operations, customer service and product innovation capabilities, as well as our product breadth and scale, to sell our products to existing customers, to increase penetration and project wins and to gain market share through new customers. Operationally, we continue to focus on efficiency and productivity improvements to reduce costs and drive margin improvements. We continuously evaluate our existing business and acquisition opportunities to complement our organic growth or enhance our scale, geographic footprint and product portfolio while simultaneously considering and making strategic divestitures or changes in our manufacturing footprint to optimize our portfolio. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 to our consolidated financial statements for a more detailed discussion of our recent acquisitions and divestitures.

Our Segments

Drainage Pipe & Products. We are the largest producer of concrete drainage pipe and precast products by sales volume in the United States and Eastern Canada. We operate 60 manufacturing facilities across multiple states and a Canadian province. We believe our product offering creates value for our customers as it eliminates the need to engage multiple suppliers of storm water and wastewater-related products for a single project, permitting them to maximize efficiency and meet more aggressive timetables. We also have the ability to custom-build products to complex specifications and regulations.

Water Pipe & Products. We are the largest producer of ductile iron pipe, or DIP, by sales volume in the United States, and we produce concrete pressure pipe in Eastern Canada. Our product breadth and depth and our technical service address a range of our customers' water transmission and distribution needs. Our 19 manufacturing facilities are located across the United States and Eastern Canada, with swing capacity available to support increased production levels as appropriate to satisfy increased demand.

Key Segments	Drainage Pipe & Products	Water Pipe & Products
Products
Product Applications	Storm water and wastewater infrastructure	Potable and wastewater transmission and distribution
Primary Market Channels	- Direct to Contractors - Distributors	- Distributors - Direct to Contractors, Municipalities and Utilities Waterworks
# of Manufacturing Facilities	60	19

Corporate and Other. Corporate, general and administrative expenses not allocated to our revenue-generating segments such as certain shared services, executive and other administrative functions.

Our Industry and Core End Markets

We serve a range of infrastructure-related end markets. Based on the source of funding, we classify these construction markets into infrastructure, residential and non-residential.

Infrastructure

Infrastructure represents spending by federal, state, and local governments for the construction of streets, highways and storm and sanitary sewers often supported by multi-year federal and state legislation and programs. In December 2015, the Fixing America’s Surface Transportation Act, or the FAST Act, was enacted by the United States federal government, authorizing funding from $43 billion in fiscal 2016 to $47 billion in fiscal 2020 to upgrade transportation-related infrastructure. The rate at which spending under the FAST Act or other governmental infrastructure programs will occur is driven by a number of factors, including demographic and population shifts, availability of state funds (including matching funds), and the ability of contractors to obtain skilled labor.

Residential Construction

Residential construction includes single family homes and multi-family units such as apartments and condominiums. Demand for residential construction is influenced by demographic and population shifts, mortgage interest rates, and the ability of builders to obtain skilled labor. In 2018, total annual housing starts in the United States increased to 1.2 million, an increase of 3.6% above 2017 housing starts.

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

Drainage pipe consists of concrete reinforced by a steel cage. It is manufactured by producing a steel mesh cage, enclosing it in a form or mold and then pouring concrete around it to produce the pipe. Drainage pipe is manufactured in round, elliptical and arch shapes ranging from 12 inches to 144 inches in diameter and in box sizes ranging from three feet to 15 feet in length and width. We also manufacture a wide variety of precast concrete products, including box culverts, utility vaults, manholes, drainage inlets and pipe end sections. These precast concrete products are used for applications such as roadway drainage, airport drainage, storm water management, utility construction and water treatment and filtration systems. Our range of precast concrete products also includes products that fall under the general description of specialty precast, including products for which we hold patents that make us the exclusive manufacturer or which are manufactured under license agreements with third parties. These specialty products include architectural panels for buildings, modular railroad crossings, retaining wall systems, highway noise barriers, storm water treatment systems and concrete vaults, which are used to house either dry utilities (such as electrical, data or communications equipment) or wet utilities (such as valves, pumps or water meters).

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

We also regularly consider ways to innovate internally and expand our drainage pipe and precast product offerings by working to bring other products to market. Some of our product offerings include Kenner Chainwall, Duct Bank, and a number of storm water innovative technologies for storm water management marketed through our Bio Clean subsidiary. Kenner Chainwall is a precast concrete foundation that provides a structurally sound, on-grade or elevated foundation to support prefabricated shelters or equipment buildings. One use is to elevate electrical equipment in flood zones such as those devastated by hurricanes. Duct Bank is a precast product that consolidates and protects underground electrical and communication cables and can be used in the construction of large buildings as well as installing cabling underneath roads and areas with existing structures. Each of these products is now commercially available.

In addition to our operations, we have a 50% equity interest in Concrete Pipe & Precast LLC, or CP&P, a joint venture with Americast, Inc. CP&P operates 12 plants that serve the Mid-Atlantic and Southeastern United States. CP&P manufactures drainage pipe and precast concrete products and sells those products to similar types of customers as the ones to which we market. See Note 6 to our consolidated financial statements for additional information regarding CP&P.

Water Pipe & Products Segment

Utilizing the U.S. Pipe and Forterra Pressure Pipe Canada brands, we manufacture a number of products used for the transmission of potable water and wastewater in pipe diameters ranging from three to 174 inches.

We manufacture DIP in pipe diameters ranging from three to 64 inches in the United States. For each diameter of pipe we offer a wide range of thicknesses with both standard and specialized linings and coatings. DIP is used for transmission and distribution of potable water and wastewater and is typically utilized for smaller diameter applications of 24 inches and smaller. DIP has residential and infrastructure repair replacement applications, including potable water distribution systems, small water system grids, major water transmission mains, wastewater collection systems, sewer force mains and water treatment plants. In addition to DIP, we also manufacture a full line of complementary joint restraints and fittings in Mexico, which are utilized for interlocking adjoining segments of pipe and are typically bundled with DIP. We also operate fabrication plants that modify our pipe to meet specific customer design requirements for above-ground applications.

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

Water Pipe & Products Segment

Our water transmission pipe products are sold to some of the largest waterworks distributors and contractors. Our Water Pipe & Products segment has significant sales through distributors, including Core & Main, a key customer that accounted for 14% and 13% of our consolidated net sales in 2018 and 2017, respectively. We also sell to utility contractors that work on new or replacement pipeline projects, primarily in the East, South and Midwest of the United States and in Eastern Canada. Our pressure pipe is used in projects for regional water authorities and districts, cities, counties, municipalities, port authorities, private companies and industrial clients, including power plants. DIP is shipped within a radius of over 1,000 miles and concrete pressure pipe is typically shipped within a radius of 500 miles from our manufacturing facilities.

Competition

Drainage Pipe & Products Segment

Our largest competitors in our Drainage Pipe & Products Segment include Rinker Materials (a division of the QUIKRETE Companies) and Oldcastle Infrastructure (a unit of CRH plc). We also compete with many regional and local manufacturers. Additionally, our drainage pipe products compete with high density polyethylene, or HDPE, and polypropylene pipe products where such materials would serve as an appropriate substitute for our product.

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

Our structural precast products, most precast concrete products and concrete pressure pipe are customized products that are made to order. Our order backlog for precast concrete products is typically two to six months. Our order backlog for concrete pressure pipe and other precast offerings (bridge products) is approximately eight months.

We seek to attract and retain customers through customer service and technical expertise, as well as product quality, our product and service offerings and competitive pricing. Our market strategy for products with non-residential end users is centered on building and maintaining strong customer relationships rather than traditional advertising.

We maintain in-house technical sales, engineering and field service teams which provide customers technical expertise and support to assist them in finding the right product or solution for their specific need. Each of our operating segments has its own sales force. Overall, we employ more than 330 sales and related support professionals. Our sales force and customer service functions are staffed by experienced professionals who have been trained in our product lines, processes and systems, and who maintain touch points with engineers, contractors, builders, and distributors. Additionally, we have a staff of approximately 70 engineers that we employ to work in concert with our sales force to help develop effective product solutions for our customers.

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

Raw Materials and Inputs

The primary material for our drainage pipe and precast concrete products and our concrete pressure pipe is concrete, which consists of water, cement, aggregates. Another key input for our products is steel, which is used to provide reinforcement within our drainage pipe and precast concrete products. Our DIP is largely made from iron melted from recycled scrap metals. Other key materials for our DIP include foundry coke and certain additives, such as silica.

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

As part of the Acquisition, we entered into a Cement Supply Agreement with Lehigh Cement Company, LLC, or Lehigh, a subsidiary of HeidelbergCement AG, or, together with its affiliates, HeidelbergCement, which requires us to purchase our cement requirements from Lehigh for five of our existing manufacturing facilities in the United States through March of 2020. The Cement Supply Agreement allows us to obtain competing price quotations from other suppliers and gives Lehigh an opportunity to match those prices or release us from our purchase obligation for the facility or facilities in question for the period of the competing price quotation.

We purchase our steel from a number of different suppliers, but most suppliers are based in the United States in order to comply with “Buy America” government contract requirements placed on our customers. We endeavor to purchase these steel supplies from the entity which is as close as possible to the manufacturer.

To manufacture DIP, fabricated products and fittings, we purchase scrap metal directly from qualified scrap sources near our foundry sites in the United States and Mexico. We utilize certain categories of scrap metal, primarily shredded automobile bodies, plate & structural, and cast iron. We purchase foundry coke from two of the four merchant coke producers in the United States, both located in Birmingham, Alabama. Major alloys and additives are procured from both domestic and foreign sources based on a semiannual bid process.

Strategic Transactions

Subsequent to the Acquisition, we completed the following strategic acquisitions:

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

In addition, we completed the following strategic divestitures and dispositions following the Acquisition:

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

On June 5, 2018, we amended and restated these arrangements and we exchanged ownershipof two facilities in the U.S. for 24 facilities located in the U.S. and Canada previously included in the sale-leaseback transactionand also extended the lease terms for all facilities to an initial term of twenty-five years, followed by one optional renewal term of 9 years, 11 months.

•
Bricks Disposition - On August 23, 2016, an affiliate of Lone Star entered into an agreement with an unaffiliated third party to contribute LSF9's bricks business to a newly formed joint venture with the unaffiliated third party, or the Bricks Joint Venture. In exchange for the contribution of the bricks business, an affiliate of Lone Star received a 50% interest in the Bricks Joint Venture. On October 17, 2016, LSF9 distributed its bricks business to an affiliate of Lone Star, or the Bricks Disposition. Following the Bricks Disposition, LSF9 had no relation to or business affiliation with its former bricks business or the Bricks Joint Venture other than contractual arrangements regarding certain limited transition services, the temporary use of the “Forterra” name, and a short-term loan which was subsequently repaid in full.

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

•
Foley Exchange Agreement - On January 31, 2018, we completed the sale to Foley Products Company of several of our pipe & precast plants in the southeast region, including Tennessee, Alabama and Georgia, which were part of the Drainage Pipe & Products segment, in exchange for $9.1 million in cash, a drainage facility located in Prentiss, Mississippi and land in Texas.

See Notes 3, 14, and 23 of the consolidated financial statements for additional information on these divestitures and dispositions, as applicable.

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

Employees

As of December 31, 2018, we had 4,672 employees, 1,317 of which were salaried and 3,355 of which were hourly. Of the total number of employees, 4,108 were located in the United States, 321 were located in Canada and 243 were located in Mexico. The number of hourly workers we employ varies to match our labor needs during periods of fluctuating demand and varies seasonally in certain regions. We also employ temporary workers as needed to meet production goals.

As of December 31, 2018, approximately 32% of our workforce is covered by collective bargaining agreements, and approximately 42% of these employees are included in collective bargaining agreements that expire within one year of December 31, 2018. We have not had any recent union-organized work stoppages in the United States, Canada or Mexico. We believe that we have good relationships with our employees and with the unions representing our employees.

Intellectual Property

We own various United States and foreign patents, registered trademarks, trade names and trade secrets and applications for, or licenses in respect of, the same, that relate to our various business lines including a number of innovative technologies relating to storm water management. While the name Forterra is relatively new in our industry, we believe our customers reacted favorably to the new name and rebranding effort that followed the Acquisition. The U.S. Pipe name has been a recognized manufacturer of DIP for more than 115 years. We also license intellectual property for use in certain of our products from unaffiliated third parties. We believe that our patents, trademarks, trade names and trade secrets are adequately protected and that any expiration or other loss of one or more of our patents or other intellectual property rights would not have a material adverse effect upon our business, financial condition or results of operations.

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

We regularly monitor and review our operations, procedures, and policies for compliance with existing laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new laws that we anticipate will be adopted that could affect our operations. The Occupational Safety and Health Administration, or OSHA, published a final rule in March 2016 decreasing the levels of crystalline silica dust exposure to which workers can be exposed. We are in compliance of the new OSHA rules. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has been associated with lung diseases, including silicosis, and several scientific organizations and some states, such as California, have reported that crystalline silica can cause lung cancer. OSHA has established occupational thresholds for crystalline silica exposure as respirable dust. We monitor occupational exposures at our facilities and implement dust control procedures and/or make available appropriate respiratory protective equipment to maintain the occupational exposures at or below the appropriate levels.

Despite our compliance efforts, risk of environmental, health and safety liability is inherent in the operation of our businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental, health and safety liabilities will not have a material adverse effect on us in the future.

Our consolidated financial statements include estimated liabilities for future costs arising from environmental issues relating to our properties and operations. As of December 31, 2018, the Company had accrued environmental liabilities of approximately $1.6 million. See Note 2 to the consolidated financial statements.

We have been named as a potentially responsible party, or PRP, at sites identified by the EPA or state regulatory agencies for investigation and remediation under CERCLA, or comparable state statutes, generally referred to as Superfund sites, including Sylacauga, AL, North Birmingham, AL, Portland, OR and Chattanooga, TN. With respect to these Superfund sites for which we have received PRP notices, we are entitled to contractual indemnity by a third party, subject to the terms of the indemnity provisions contained in the relevant agreement. Our estimates of current liabilities factor in these indemnification rights and our assessment of the likelihood that the indemnitor will fulfill its obligations with respect to liabilities relating to such sites. To date, the indemnifying party has been fulfilling its indemnification obligation with respect to those Superfund sites, and we have no reason to believe it will not continue to do so. However, in the future, we can provide no assurance that the indemnifying party will continue to honor its obligations, or that the existing indemnities will be sufficient to cover the liabilities for such matters.

Financial Information

Financial information by business segment and geographic area for the years ended December 31, 2018, 2017 and 2016 is provided in Note 20 to our consolidated financial statements.

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

Our results of operations can vary materially in response to market conditions and changes in the demand for our products. Historically, demand for our products has been closely tied to residential construction, non-residential construction, and infrastructure activity in the United States and Eastern Canada. Our success and future growth prospects depend, to a significant extent, on conditions in these two geographic markets and the degree to which these markets are strong in the future.

The construction industry and related markets are cyclical and have in the past been, and may in the future be, materially and adversely affected by general economic and global financial market conditions. These factors impact not only our business, but those of our customers and suppliers as well. This influence is true with respect to macroeconomic factors within North America, particularly within our geographic footprint in the United States and Eastern Canada. For example, in 2008, residential construction and non-residential construction activity in the United States dipped to historically low levels during the financial crisis. As a result, demand for many of our products in the United States and in Canada dropped significantly.

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

Our business depends heavily on government spending for infrastructure and other similar building activities. As a result, demand for many of our products is heavily influenced by U.S. federal government fiscal policies and tax incentives and other subsidies, including the FAST Act. Projects in which we participate are funded directly by governments and privately-funded, but are otherwise tied to or impacted by government policies and spending measures. Government infrastructure spending and governmental policies with respect thereto depend primarily on the availability of public funds, which is influenced by many factors, including governmental budgets, public debt levels, interest rates, existing and anticipated and actual federal, state, provincial and local tax revenues, government leadership and the general political climate, as well as other general macroeconomic and political factors. In addition, U.S. federal government funds may only be available based on states’ willingness to provide matching funding. Government spending is often approved only on a short-term basis and some of the projects in which our products are used require longer-term funding commitments. If government funding is not approved, or funding is lowered as a result of poor economic conditions, lower than expected revenues, competing spending priorities or other factors, it could limit infrastructure projects available, increase competition for projects, result in excess inventory and decrease sales, any of which could adversely affect the profitability of our business.

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

The markets in which we sell our products are highly competitive. We face significant competition from, depending on the segment or product, domestic and imported products produced by local, regional, national and international building product manufacturers, as well as privately owned single-site enterprises. Due in part to the costs associated with transporting our products to our customers, many of our sub-markets are relatively fragmented and include a number of regional competitors. Our primary competitors include Rinker Materials (a division of QUIKCRETE) and Oldcastle Infrastructure (a division of CRH plc) in our Drainage Pipe & Products segment and McWane, Inc. and American Cast Iron Pipe Company in our Water Pipe & Products segment, particularly with respect to DIP.

Competition among manufacturers in our markets is based on many factors with significant weight on price. Our competitors may sell their products at lower prices because, among other things, they possess the ability to manufacture or supply similar products and services more efficiently or at a lower cost or have built a superior sales or distribution network. Some of our competitors may have access to greater financial or other resources than we do, which may afford them greater purchasing power, greater production efficiency, increased financial flexibility or more capital resources for expansion and improvement. In addition, some of our competitors are vertically integrated with suppliers or distributors and can leverage this structure to their advantage to offer better pricing to customers. Furthermore, our competitors’ actions, including restoring idled or expanding manufacturing capacity, competition from newly-designed or imported products or the entry of new competitors into one or more of our markets could cause us to lower prices in an effort to maintain our customer base. Certain of our products, including gravity pipe, are volume manufacturing products that are widely available from other manufacturers or distributors, with prices and volumes determined frequently based on participants’ perceptions of short-term supply and demand. Competitive factors, including industry overcapacity, could also lead to pricing pressures. For example, competitors may choose to pursue a volume policy to continue utilizing their manufacturing facilities to the detriment of maintaining prices. Excess product supply can result in significant declines in the market prices for these products, often within a short period of time. As a result, at times, to remain competitive, we may lower the price for any one or more of our products to or below our production costs, requiring us to sacrifice margins or incur losses. Alternatively, we may choose to forgo product sales or cease production at one or more of our manufacturing facilities.

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

We also face competition from substitute building products. For example, storm water pipe can be manufactured from concrete, steel, high-density polyethylene (HDPE), polypropylene (PP) or polyvinyl chloride (PVC) and potable water transmission infrastructure can be manufactured using HDPE or PVC. The market share of HDPE and PP pipe, which compete with gravity pipe and concrete pressure pipe for certain applications, and HDPE and PVC pipe, which compete with DIP for certain applications, have increased in recent years. Governments in the past have, and may continue in the future, to provide incentives that support or encourage, or in certain instances pass regulations that require, the consideration of use of substitute products with which we compete. Some of the substitute products with which we compete may also offer longer warranties than our typical product warranty, and we may face competitive pressures to offer longer warranties on our products, which could increase our exposure to claims in future years or cause us to lose business. Additionally, new construction techniques and materials will likely be developed in the future. Increases in customer or market preferences for any of these products could lead to a reduction in demand for our products, limit our ability to raise prices or otherwise adversely impact our competitive position.

Any failure by us to compete on price or service, to develop successful products and strategies or to generally maintain and improve our competitive position could have a material adverse effect on our business, financial condition and results of operations.

Decreased availability of or increases in the cost of raw materials, including through the impacts of trade policy, could have a material adverse effect on us.

Our ability to offer our products to our customers is dependent upon our ability to obtain adequate supplies of raw materials at reasonable costs, such as cement, aggregate, steel and scrap iron. Raw material prices and availability, including the forms in which they are purchased, such as steel and scrap metal, have been volatile in recent years. Many suppliers may decrease capacity during financial downturns. This decreased capacity, along with strong global demand for certain raw materials, has at times caused and may continue to cause tighter supply and significant price increases. Factors such as adverse weather conditions and other natural disasters, as well as political and other social instability, have and will continue to disrupt raw material supplies and impact prices. Changes in U.S. trade policy, including the imposition of any tariffs by the U.S. or foreign governments, may negatively impact the availability and price of raw materials used in our production. In particular, in 2018 the U.S. government proclaimed tariffs and quotas on certain imported steel articles, and other countries, such as Canada, have implemented retaliatory tariffs on certain U.S. imports, including steel. These actions, which are for an indefinite period of time, have resulted in increased prices for both U.S. and non-U.S. steel, one of our main raw material inputs, and the continued imposition of these tariffs, increases in tariff rates, additional tariffs on other goods, or further retaliatory actions from other governments may result in higher costs for us, and there can be no assurance we will be able to pass any of the increases in raw material costs directly resulting from the tariff to our customers. Such actions may also result in more difficulty or the inability to obtain needed materials. Suppliers are also subject to their own viability concerns from economic, market and other pressures.

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

To the extent agreements with any of our raw material suppliers are terminated or we need to purchase additional raw materials in the open market, there can be no assurance that we could timely find alternative sources in reasonable quantities or at reasonable prices. In addition, sudden or unanticipated changes in sources for certain raw materials, such as cement, may require us to engage in testing of our products for quality assurance, which may cause delays in our ability to meet production schedule for our customers and timely deliver our products. Changes in U.S. trade policy and reactions of other governments to those changes could also negatively impact the availability of certain raw materials, such as steel, as the demand for U.S. steel could increase as a result of these changes. The inability to obtain any raw materials or unanticipated changes with respect to our suppliers could negatively impact our ability to manufacture or deliver our products and to meet customer demands.

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

Our business is dependent on certain key customers. In 2018 and 2017, Core & Main, our largest customer accounted for 14% and 13% of our net sales, respectively. As is customary in our industry, we do not enter into long-term contracts with many of our customers. As a result, our customers could stop purchasing our products, reduce their purchase levels or request reduced pricing structures at any time. We may therefore need to adapt our manufacturing, pricing and marketing strategies in response to a customer who may seek concessions in return for its continued or increased business. In addition, following the financial crisis, there was significant consolidation in the U.S. homebuilding industry, with many smaller builders going out of business or being acquired by larger builders, significantly increasing the market share and bargaining power of a limited number of builders. Any further consolidation in the U.S. homebuilding industry or among any of our other customers could give them significant additional leverage to negotiate more favorable terms and place greater demands on us. A loss of one or more customers or a meaningful reduction in their purchases from us or further consolidation within our end markets could have a material adverse effect on our business, financial condition and results of operations.

Changes in construction activity levels in Texas could have a material adverse effect on us.

We currently conduct a significant portion of our business in Texas, which we estimate represented more than 19% of our 2018 net sales. Residential and non-residential construction activity, as well as government-funded infrastructure spending in each of these areas has declined from time to time, particularly as a result of slow economic growth, whether in the energy industry or otherwise. Local economic conditions depend on a variety of factors, including national economic conditions, local and state budgets, infrastructure spending and the impact of federal cutbacks. In addition, Texas is susceptible to severe weather and flooding, which can interrupt, delay or otherwise impact the timing of projects. Any decrease in construction activity in Texas could have a material adverse effect on our business, financial condition and results of operations.

A material disruption or capacity constraints at one or more of our manufacturing facilities or in our supply chain could have a material adverse effect on us.

We own and operate manufacturing facilities of various ages and levels of automated control and rely on a number of third parties as part of our supply chain, including for the efficient distribution of products to our customers. Any disruption at one of our manufacturing facilities or within our supply chain could prevent us from meeting demand or require us to incur unplanned capital expenditures. Older facilities are generally less energy efficient and are at an increased risk of breakdown or equipment failure, resulting in unplanned downtime. Any unplanned downtime at our facilities may cause delays in meeting customer timelines, result in liquidated damages claims or cause us to lose or harm customer relationships. Additionally, we require specialized equipment to manufacture certain of our products, and if any of our manufacturing equipment fails, the time required to repair or replace this equipment could be lengthy, which could result in extended downtime at the affected facility. Any unplanned repair or replacement work can also be very expensive. Moreover, manufacturing facilities can unexpectedly stop operating because of events unrelated to us or beyond our control, including fires and other industrial accidents, floods and other severe weather events, natural disasters, environmental incidents or other catastrophes, utility and transportation infrastructure disruptions, shortages of raw materials, and acts of war or terrorism. Work stoppages, whether union-organized or not, can also disrupt operations at manufacturing facilities. Furthermore, while we are generally responsible for delivering products to the customer and we deliver a small percentage of our products directly to the customer using our own fleet, we generally outsource this function and depend on third parties to deliver the vast majority of our products, primarily by truck with some reliance on rail where possible. Any shortages in trucking capacity or the availability of truck drivers to deliver our products or any increase in the cost thereof, whether as a result of strikes, slowdowns, other disruption to the highway systems, or transportation issues not directly related to trucking such as disruptions in rail service could limit our ability to deliver our products in a timely manner and cost effective or at all. Any material disruption at one or more of our facilities or those of our customers or suppliers or otherwise within our supply chain, whether as a result of downtime, facility damage, an inability to deliver our products or otherwise, could prevent us from meeting demand, require us to incur unplanned capital expenditures or cause other material disruption to our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Historically, we have made a number of acquisitions. The integration of acquired businesses can take a significant amount of time and also exposes us to significant risks and additional costs. Integrating these and any future acquisitions may strain our resources. Further, we may have difficulty integrating the operations, systems, controls, procedures or products of acquired businesses and may not be able to do so in a timely, efficient and cost-effective manner. These difficulties could include:

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

We have not fully integrated all of our acquisitions and may encounter one or more of the issues discussed above, or others of which we are not yet aware. In particular, we have not yet fully integrated the accounting and financial reporting systems of these businesses, and efforts to integrate are ongoing. Any of these acquisition or other integration-related issues could divert management’s attention and resources from our day-to-day operations, cause significant disruption to our business and lead to substantial additional costs. Our inability to realize the anticipated benefits of an acquisition or to successfully integrate acquired companies as well as other transaction-related issues could have a material adverse effect on our business, financial condition and results of operations.

Increased costs of energy could have a material adverse effect on us.

We use significant amounts of energy, including electricity and natural gas, in the manufacturing, transportation, distribution and sale of our products, and the related expense is significant. While we have benefited from the relatively low cost of electricity and natural gas in recent years, energy prices have been and may continue to be volatile and these reduced prices may not continue. Proposed or existing government policies, including those to address climate change by reducing greenhouse gas emissions or the effects of hydraulic fracturing, a method of exploring for oil and natural gas, could result in increased energy costs. In addition, factors such as international political and military instability, adverse weather conditions and other natural disasters may disrupt fuel supplies and increase prices in the future. Additionally, because we and other manufacturers in our industry are often responsible for delivering products to the customer, we are further exposed to increased energy prices as a component of our transportation costs. While we generally attempt to pass increased costs, including higher energy costs, on to our customers, pricing pressure from our competitors, the market power of our customers or other pricing factors may limit our ability to do so, and any increases in energy prices could have a material adverse effect on our business, financial condition and results of operations.

Labor disruptions and other union activity could have a material adverse effect us.

As of December 31, 2018, approximately 32% of our workforce was covered by collective bargaining agreements, and approximately 42% of these employees were included in a collective bargaining agreements that are due to expire within one year. If negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the union could take actions such as strikes, work slowdowns or work stoppages. Such actions at any one of our facilities could lead to a plant shut down or a substantial modification to employment terms, thereby causing us to lose net sales or to incur increased costs. We have not had any recent union-organized work stoppages in the United States, Canada or Mexico; however, we have experienced one union organizing effort directed at our non-union employees in the past ten years. There can be no assurances there will not be additional union organizing efforts, strikes, work slowdowns or work stoppages in the future. Any such disruption, or other issue related to union activity, could have a material adverse effect on our business, financial condition and results of operations.

A tightening of mortgage lending or mortgage financing requirements or other reductions in the availability of consumer credit or increases in its cost could have a material adverse effect on us.

We depend heavily on net sales generated from residential construction activity. Most home sales in the U.S. and Eastern Canada are financed through mortgage loans, and a significant percentage of renovation and other home repair activity is financed either through mortgage loans or other available credit. The financial crisis affected the financial position of many consumers and caused financial institutions to tighten their lending criteria, each of which contributed to a significant reduction in the availability of consumer credit. The mortgage lending and mortgage finance industries experienced significant instability because of, among other factors, a decline in property values and an increase in delinquencies, defaults and foreclosures. These developments resulted in a significant reduction in total new housing starts in the U.S. and consequently, a reduction in demand for our products in the residential sector. Similarly, the rate of interest payable on any mortgage or other form of credit will have an impact on the cost of borrowing. While base rates have remained relatively low in recent years, they have recently begun to rise and may continue to rise in the future. Recent rate increases and any further increase in interest rates have and will increase the cost of borrowing and may make the purchase of a home less attractive and could reduce the number of new housing starts in the U.S. and Eastern Canada. Any future tightening of mortgage lending or other reductions in the availability of consumer credit or increases in its cost could have a material adverse effect on our business, financial condition and results of operations.

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

The consummation of an acquisition also exposes us to significant risks and additional costs. We may not accurately assess the value, strengths, weaknesses or potential profitability of an acquisition target. Furthermore, we may not be able to fully or successfully integrate an acquired business or realize the expected benefits and synergies following an acquisition. Business and operational overlaps may lead to hidden costs. These costs can include unforeseen pre-acquisition liabilities or the impairment of customer relationships or certain acquired assets such as inventory and goodwill. We may also incur costs and inefficiencies to the extent an acquisition expands the industries, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. Significant acquisitions may also require that we incur additional debt to finance the transaction, which could be substantial and limit our flexibility in using our cash flow from operations for other purposes. Acquisitions can also involve post-transaction disputes with the counterparty regarding a number of matters, including a purchase price or other working capital adjustment or liabilities for which we believe we were indemnified under the relevant transaction agreements, such as environmental liabilities or pension or benefit obligations retained by the seller, including certain environmental and benefit obligations in connection with our U.S. Pipe Acquisition and certain pension obligations we assumed pursuant to the Acquisition and our acquisition of Cretex. For example, as discussed in greater detail in Item 3, “Legal Proceedings,” we are currently engaged in a dispute with HeidelbergCement regarding the earnout provision in the purchase agreement entered into in connection with the Acquisition. We are also engaged in other indemnification and other post-closing disputes with certain of our transaction counterparties. Our inability to realize the anticipated benefits of an acquisition as well as other transaction-related issues could have a material adverse effect on our business, financial condition and results of operations.

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

If we fail to comply with any existing or future environmental laws, regulations or permits, we could incur fines, penalties or other sanctions and suffer reputational harm. In addition, we could be held responsible for costs and damages arising from claims or liabilities under environmental laws and regulations, including with respect to any exposure to or release of hazardous materials or contamination at our facilities, whether presently or previously leased, operate, or owned, or at third-party waste disposal sites. We could also be subject to third-party claims from individuals for property damage, personal injury or nuisance if any releases from our property were to cause contamination of the air, soil or groundwater of areas near our facilities. These laws and regulations may also require us to investigate and, in certain instances, remediate contamination. Some of our sites have a history of industrial use, and while we apply strict environmental operating standards and undertake extensive environmental due diligence in relation to our facilities and acquisitions, some soil and groundwater contamination has occurred in the past at a limited number of sites.

As of December 31, 2018, we had accrued approximately $1.6 million for environmental liabilities. Additionally, we cannot completely eliminate the risk of future contamination. Any costs or other damage related to existing or future environmental laws, regulations or permits or any violations thereof could expose us to significant financial losses as well as civil and criminal liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Any failure by us or the contractors with which we work to retain and attract additional skilled technical or sales personnel could have a material adverse effect on us.

Our success depends in part on our ability to retain, attract and train additional skilled employees, particularly engineering and technical personnel. Without a sufficient number of skilled employees, the productivity and profitability of our operations and manufacturing quality could suffer. The reduction in demand for products in our industry that occurred during the financial crisis led to a number of skilled workers leaving our industry permanently, reducing an already limited pool of available and qualified personnel. Furthermore, unemployment has declined in recent years, which has tightened the labor market. Our experienced sales team has also developed a number of meaningful customer relationships that would be difficult to replace. Therefore, competition for qualified technical personnel and operators as well as sales personnel with established customer relationships is intense, both in retaining our existing employees and when replacing or finding additional suitable employees, and we may incur increased costs to secure the work force we need. Additionally, our business relies on the ability of the contractors who install our products to obtain qualified employees, including experienced supervisors and foreman, and a shortage in the supply of these skilled personnel could cause delays in customer’s ability to take shipments of our products. There can be no assurances the labor pool from which we hire our this personnel will increase or remain stable and any failure by us or the contractors with which we work to retain our existing technical and sales personnel and other employees or attract and train additional skilled personnel at reasonable costs could have a material adverse effect our business, financial condition and results of operations.

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

We generally provide warranties on our products against defects in materials and workmanship, the costs of which could be significant. Many of our products such as gravity pipe are buried underground and incorporated into a larger infrastructure system, such as a city’s or municipality’s water transmission system, or built into the fabric of a building or dwelling. In most cases, it is difficult to access, repair, recall or replace these products. Additionally, some of our products, such as our pressure pipe, which is used in nuclear and coal-fired power generation factories, are used in applications where a product failure or construction defect could result in significant project delay, property damage, personal injury or death or could require significant remediation expenses. Because our products, including discontinued products, are long lasting, claims can also arise many years after their manufacture and sale. In certain cases, we may also offer warranties for longer periods now for certain products to compete with certain substitutes, which could increase the number, size, and frequency of warranty claims in the future. Additionally, product failures may also arise due to the quality of the raw materials we purchase from third-party suppliers or the quality of the work performed by our customers, including installation work, matters for which we have little to no control, but which may still subject us to a warranty claim. We may also assume product warranty or other similar obligations in acquisition transactions regarding the products sold by the acquired businesses prior to the transaction date for which we are not indemnified pursuant to the terms of the relevant transaction documentation. Our quality control systems and procedures and those of our suppliers and customers cannot test for all possible conditions of use or identify all defects in the design, engineering or specifications of one of our products or the raw materials we use before they are put to their intended purpose. Therefore, there can be no assurances that we will not supply defective or inferior products that cause product or system failure, which could give rise to potentially extensive warranty and other claims for damages, as well as negatively impact our reputation and the perception of our product quality and reliability. While we have established reserves for warranty and related claims that we believe to be reasonable, these claims may exceed our reserves and any such excess and any negative publicity and other issues related to such claims could have a material adverse effect on our business, financial condition and results of operations.

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

We are also currently a defendant, together with several of our current and former officers and directors, in three putative class action lawsuits, each filed by a plaintiff seeking damages against the Company for allegations of violations of United States laws regulating securities, as discussed in greater detail in Item 3, "Legal Proceedings," and Note 15 to our consolidated financial statements. Lawsuits involving us or our current or former officers and directors could result in significant expense and divert attention and resources of our management and other key employees. In addition to any damages we may be required to pay, we are generally obligated indemnify our current and former directors and officers in connection with lawsuits and related settlement amounts. Such amounts could exceed the coverage provided under our insurance policies.

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

As of December 31, 2018, our backlog totaled approximately $447 million. In accordance with industry practice, many of our contracts are subject to cancellation, reduction, termination or suspension at the discretion of the customer in respect of work that has not yet been performed. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog, but instead would collect revenues in respect of all work performed at the time of cancellation as well as all other costs and expenses incurred by us through such date. Projects can remain in backlog for extended periods of time because of the nature of the project, delays in execution of the project and the timing of the particular services required by the project. Additionally, the risk of contracts in backlog being canceled, terminated or suspended generally increases at times, including as a result of periods of widespread macroeconomic and industry slowdown, weather, seasonality and many of the other factors impacting our business. Many of the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog are based on estimates. Therefore, the timing of performance on our individual contracts can affect greatly our margins and hence, future profitability. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in any estimated profits.

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

We outsource certain portions of the operations of our information technology systems to a third party. Any failure of us or of our third party provider to effectively operate such systems could cause a disruption in our information technology systems. Any disruption in our information technology systems could interrupt or damage our operations and our ability to meet customer needs as well as our ability to maintain effective controls. These events could damage our reputation and cause us to incur unanticipated liabilities, including financial losses from remedial actions, business interruptions, loss of business and other unanticipated costs which may not be covered by insurance. Despite the defensive measures we have taken to protect our data and information technology, our systems could be vulnerable to disruption and any such disruption and the resulting fallout could have a material adverse effect on our business, financial condition and results of operations.

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

We share the “Forterra” brand with the operator of HeidelbergCement's former building products business in the United Kingdom, or Forterra UK, a public company listed on the London FTSE Forterra UK is not affiliated with us and, to our knowledge, is no longer affiliated with Lone Star and operates solely in the United Kingdom. We have no control over Forterra UK’s use of the “Forterra” name and logo in Europe. Any actions or negative publicity related to Forterra UK and its products could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in tax laws could adversely affect us.

We regularly assess our future ability to utilize tax benefits, including those in the form of net operating loss, tax credit and other tax carryforwards, that are recorded as deferred income tax assets on our balance sheets to determine whether a valuation allowance is necessary. A reduction in, or disallowance of, these tax benefits resulting from a legislative change or adverse determination by a taxing jurisdiction could have an adverse impact on our financial results and liquidity.

Changes in corporate tax rates, the realizability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the Tax Cuts and Jobs Act of 2017, or the TCJA, or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges and could increase our future U.S. tax expense. See Note 19 to the consolidated financial statements.

Significant judgment is required in determining our domestic and international provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible these positions may be contested or overturned by jurisdictional tax authorities, which may have a significant impact on our tax provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the laws are issued or applied.

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

We have substantial debt and may incur additional debt. As of December 31, 2018, we had approximately $1,222.9 million of total debt. Our credit facility contains a number of significant restrictions and covenants that generally restrict our business and limit our ability to, among other things:

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

Under the terms of a U.S. master lease, we have leased certain U.S. properties through June 30, 2043 at a cost of approximately $17.1 million per annum, payable monthly, subject to an annual increase. Under the terms of a Canadian master lease, we have leased certain Canadian properties through June 30, 2043 at a cost of $1.2 million (CAD) per annum. Each of these master lease agreements contain certain restrictions and covenants that limit, among other things, our use of and ability to sublease or discontinue use of the leased properties, our ability to consider strategic divestitures of properties that are leased and our ability to consolidate operations as may be appropriate in order to minimize operating costs. See Note 14, Sale-leaseback transaction, in the consolidated financial statements.

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

Borrowings under our senior term loan and revolver may use the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate. The Financial Conduct Authority of the United Kingdom has announced that it plans to phase out LIBOR by the end of 2021. Although these borrowing arrangements provide for alternative base rates, the consequences of the phase out of LIBOR cannot be entirely predicted at this time. For example, if any alternative base rate or means of calculating interest with respect to our outstanding indebted leads to an increase in the interest rates charged, it could result in an increase in the cost of our variable rate indebtedness, impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition, and results of operations.

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

We expect that the payments we make under the tax receivable agreement could be substantial. For the year ended December 31, 2018, we paid $30.4 million on our tax receivable agreement to Lone Star. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full tax benefits subject to the tax receivable agreement, we currently estimate that future payments under the agreement will aggregate to approximately $88.8 million. This amount excludes any payments that may be made to Lone Star under the tax receivable agreement as a result of tax benefits recognized in connection with payments under the LTIP and, thus, the actual payments we ultimately are required to make under the tax receivable agreement could be greater, potentially materially greater, than these amounts. These payment obligations are our obligations and are not obligations of any of our subsidiaries. Furthermore, these payment obligations are not conditioned upon Lone Star maintaining a continued direct or indirect ownership interest in us. The actual utilization of Covered Tax Benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.

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

Lone Star beneficially owns approximately 70.3% of our outstanding shares of common stock. The shares held by Lone Star and all shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act of 1933, as amended, or the Securities Act. Therefore, unless shares owned by any of our affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. Lone Star is an affiliate of ours based on their share ownership and representation on our board of directors.

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

We filed registration statements on Form S-8 under the Securities Act registering shares under our 2016 Stock Incentive Plan and our 2018 Stock incentive Plan. Subject to the terms of the awards pursuant to which these shares may be granted and except for shares held by affiliates who will be subject to the resale restrictions described above, the shares issued and issuable pursuant to our 2016 Stock Incentive Plan and our 2018 Stock incentive Plan are and will be available for sale in the public market.

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

Our internal control over financial reporting may not be effective, and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a material adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our control over financial reporting. Our independent registered public accounting firm is also required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.

Although we currently do not have any material weaknesses in our internal control over financial reporting, we have historically experienced such material weaknesses. To remediate our prior material weaknesses we have needed to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff, and we may need to do so in the future to maintain the effectiveness of our internal control over financial reporting and other controls. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We have a broad network of 79 manufacturing facilities in the United States, including 11 fabrication plants. We also have five manufacturing facilities in Canada and one in Mexico. Our headquarters is located in Irving, Texas.

The following tables set forth certain information regarding our manufacturing facilities:

Facility Name	City	State/Province	Ownership

Drainage Pipe & Products (60 plants)
Caldwell	Caldwell	Idaho	Owned
Salt Lake City	Salt Lake City	Utah	Owned
Pelham	Pelham	Alabama	Owned
El Mirage	El Mirage	Arizona	Leased
West Memphis	West Memphis	Arkansas	Leased
Florin Road (2 plants)	Sacramento	California	Leased
Deland Precast	Deland	Florida	Leased
Gretna	Gretna	Florida	Leased
Marianna	Marianna	Florida	Leased
Winter Haven Pipe	Winter Haven	Florida	Leased
St. Martinville	St. Martinville	Louisiana	Leased

Facility Name	City	State/Province	Ownership
Como	Como	Mississippi	Owned
Prentiss (2 plants)	Prentiss	Mississippi	Owned
Columbus	Columbus	Ohio	Leased
Dayton - Dixie	Dayton	Ohio	Owned
Macedonia	Macedonia	Ohio	Owned
Oklahoma City	Oklahoma City	Oklahoma	Owned
Austin Pipe	Austin	Texas	Leased
Cedar Hill Pipe	Cedar Hill	Texas	Leased
Grand Prairie (2 plants)	Grand Prairie	Texas	Leased
Jersey Village (3 plants)	Houston	Texas	Leased
Waco	Hewitt	Texas	Leased
Ottawa	Gloucester	Ontario	Leased
Cambridge	Cambridge	Ontario	Leased
Lexington	Lexington	Kentucky	Leased
Elizabethtown	Elizabethtown	Kentucky	Leased
Louisville	Louisville	Kentucky	Leased
Billings	Billings	Montana	Leased
Bonner Springs	Bonner Springs	Kansas	Leased
Cedar Rapids	Cedar Rapids	Iowa	Owned
Des Moines	Des Moines	Iowa	Leased
Elk River (3 plants)	Elk River	Minnesota	Leased
Hawley	Hawley	Minnesota	Leased
Helena	Helena	Montana	Leased
Humboldt	Humboldt	Iowa	Owned
Iowa Falls	Iowa Falls	Iowa	Leased
Lawrence	Lawrence	Kansas	Owned
Marshalltown	Marshalltown	Iowa	Leased
Menoken	Menoken	North Dakota	Leased
Mitchell	Mitchell	South Dakota	Owned
Plattsmouth	Plattsmouth	Nebraska	Leased
Rapid City	Rapid City	South Dakota	Leased
Henderson (2 plants)	Henderson	Colorado	Leased
Grand Junction	Grand Junction	Colorado	Leased
Lubbock	Lubbock	Texas	Owned
Mineral Wells	Mineral Wells	Texas	Owned
San Antonio (2 plants)	San Antonio	Texas	Owned
Stacy	Stacy	Minnesota	Owned
Green Cove Springs	Green Cove Springs	Florida	Owned
Riverside	Menifee	California	Leased
Oceanside	Oceanside	California	Leased

Water Pipe & Products (19 plants)
St. Eustache Pressure Pipe	St. Eustache	Quebec	Owned

Facility Name	City	State/Province	Ownership
Stouffville	Stouffville	Ontario	Owned
Uxbridge	Uxbridge	Ontario	Owned
Bessemer (2 plants)	Bessemer	Alabama	Leased
Mini Mill	Bessemer	Alabama	Leased
Union City	Union City	California	Owned
Lynchburg	Lynchburg	Virginia	Owned
Monterrey, Mexico	Monterrey	Mexico	Owned
Rogers	Rogers	Minnesota	Leased
Remington	Remington	Virginia	Leased
Ottawa	Ottawa	Kansas	Leased
Marysville	Marysville	California	Leased
Warren	Warren	Oregon	Leased
Ephrata	Ephrata	Pennsylvania	Leased
Phoenix	Phoenix	Arizona	Leased
Orlando	Orlando	Florida	Leased
Gainesville	Gainesville	Georgia	Leased
San Antonio	San Antonio	Texas	Leased

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

Earnout Dispute

The purchase agreement entered into with HeidelbergCement in connection with the Acquisition requires us to make an earnout payment to HeidelbergCement if and to the extent the financial results of the businesses acquired by Lone Star in the Acquisition, including ours and that of Forterra UK, exceeded a specified adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such adjusted EBITDA calculation exceeds the specified target, we would be required to pay a U.S. affiliate of HeidelbergCement an amount equal to a multiple of such excess adjusted EBITDA, with any payment capped at $100 million. On April 14, 2016, we provided an earnout statement to HeidelbergCement demonstrating that no payment was required. On June 13, 2016, HeidelbergCement notified us that it disputes, among other things, our calculation of adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100 million.

On October 5, 2016, HeidelbergCement filed a lawsuit in the Delaware Court of Chancery, seeking specific performance and claiming access to our books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert's authority; and in the alternative, claiming a breach of contract and seeking the $100 million and other damages, or the Delaware Action. On December 8, 2017, the court granted the defendants' Motion to Dismiss in the Delaware Action, finding that the earnout dispute should be heard before a neutral accounting arbitrator as set forth in the purchase agreement and that any claims that were required to be brought as indemnification claims under the purchase agreement were time-barred by the contractual limitations period. Following the dismissal of the Delaware Action, we and HeidelbergCement jointly engaged a neutral accounting expert to act as an arbitrator in the dispute as required by the purchase agreement. The parties then briefed certain preliminary matters for the arbitrator. Based on the arbitrator's rulings, we are currently producing documents to HeidelbergCement. Under the terms of the engagement with the arbitrator, once document production is deemed complete, the parties will begin providing briefing on the merits of their claims to the arbitrator.

As a result of the Reorganization, we are the liable party with respect to the earnout. We did not accrue any contingency reserve as of December 31, 2018 in respect of the earnout proceeding. See Note 15 to our consolidated financial statements. While we are vigorously opposing HeidelbergCement’s assertions in the earnout proceeding, the outcome of this matter is uncertain, and no assurances can be given regarding the ultimate outcome.

Securities Action and Derivative Actions

Beginning on August 14, 2017, four plaintiffs filed putative class action complaints in the United States District Court for the Eastern District of New York against various defendants. On July 27, 2018, an order was entered consolidating the lawsuits into a single action, or the Securities Action, and transferring the venue of the case from the Eastern District of New York to the Northern District of Texas. On September 17, 2018, an order was entered appointing Wladislaw Maciuga as lead plaintiff and approving his counsel as lead counsel. Pursuant to an agreed scheduling order, plaintiffs in the Securities Action filed their Consolidated Amended Complaint on November 30, 2018.

The Securities Action is brought by two plaintiffs individually and on behalf of all persons that purchased or otherwise acquired our common stock issued pursuant to and/or traceable to the IPO and is brought against us, certain of our current and former officers and directors, Lone Star and certain of its affiliates, and certain banks that acted as underwriters of the IPO, or, collectively, the Securities Defendants. The Securities Action generally alleges that our registration statement on Form S-1 filed in connection with the IPO, or the Registration Statement, contained false or misleading statements and/or omissions of material facts. Specifically, plaintiffs allege the Registration Statement (1) made false and/or misleading statements about our ability to generate organic growth amongst our various businesses while failing to disclose that we had not adequately integrated acquisitions, had not rolled out our cross-selling initiative, and that our businesses were submitting competing bids against one another, and (2) made false or misleading statements regarding the existence of certain accounting practices and alleged material weaknesses in our internal controls over financial reporting, including the existence of and accounting for bill and hold transactions, the lack of sufficient accounting personnel, the lack of effective internal controls to ensure costs were properly and accurately accrued, resulting in misstated costs and profits in our 2016 financial statements, and the making of inventory accounting entries without adequate substantiation or documentation. The Securities Action asserts claims under Section 11 and Section 15 of the Securities Act of 1933, as amended, or the Securities Act and seeks (1) class certification under the Federal Rules of Civil Procedure, (2) damages suffered by plaintiffs and other class members, (3) prejudgment and post-judgment interest, (4) reasonable counsel fees and expert fees, and other costs and expenses reasonably incurred, and (5) other relief the court deems appropriate.

On February 15, 2019, the Securities Defendants filed a Motion to Dismiss all claims in the case based on plaintiffs' failure to state a claim. Under the scheduling order, plaintiffs have an opportunity to respond to the Motion to Dismiss by April 1, 2019, and the Securities Defendants will have the ability to reply in support of the motion by May 1, 2019.

On July 31, 2018, a putative shareholder derivative complaint captioned Maloney v. Bradley, et al., was filed in the United States District Court for the Northern District of Texas, naming as defendants certain of our current and former directors and officers, or the Maloney Action. The complaint alleges the defendants breached their fiduciary duties, committed constructive fraud, and wasted corporate assets, and also asserts unjust enrichment claims against certain defendants. The complaint seeks, purportedly on behalf of us, unspecified damages, an order directing the return of certain payments to the defendants and imposing a constructive trust thereon, certain injunctive relief, reasonable costs and attorneys' fees, and punitive damages. On November 16, 2018, the defendants filed motions to dismiss the Maloney Action on the grounds that it was brought in the wrong venue in violation of our Amended and Restated Certificate of Incorporation, that plaintiff failed to make a pre-suit demand as required by applicable law and that plaintiff's complaint fails to state a claim. Briefing on the defendants' motions was completed on March 8, 2019.

On January 15, 2019, a putative shareholder derivative complaint captioned Lee v. Bradley, et al., was filed in the United States District Court for the District of Delaware, naming as defendants certain of our current and former directors and officers, or the Lee Action. The complaint alleges the defendants violated Section 14A of the Securities and Exchange Act of1934, as amended, or the Exchange Act, and related rules by failing to make certain disclosures in our proxy solicitation in advance of the 2017 Annual Meeting of Stockholders, and that defendants breached their fiduciary duties, wasted corporate assets, and committed constructive fraud. The complaint also asserts unjust enrichment claims against certain defendants. The complaint seeks, purportedly on behalf of us, unspecified damages, an order directing the return of certain payments to the defendants, certain injunctive relief, and reasonable costs and attorneys' fees. The Lee Action has not yet been served on the defendants, and no other pleadings have been filed as yet.

We and the other defendants are vigorously defending the Securities Action, the Maloney Action and the Lee Action. Given the stage of the proceedings, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Securities Action, the Maloney Action or the Lee Action.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on Nasdaq under the ticker symbol “FRTA.” As of March 7, 2019, the closing price of the Company's stock as reported on Nasdaq was $4.35. The number of stockholders of record of the common stock at the close of business on such date was 4. A substantially greater number of holders of Forterra's common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Item 6. Selected Financial Data

The following tables set forth, for the periods and dates indicated, our selected historical financial data. The accompanying historical financial statements are presented for the “Predecessor,” which are the financial statements of HeidelbergCement’s building products business in the United States and Eastern Canada for the period preceding the Acquisition, and the “Successor,” which are the financial statements of the Company and subsidiaries for the period following the Acquisition. The Successor’s consolidated statements of operations data for the years ended December 31, 2016, 2017 and 2018 and balance sheet data as of December 31, 2017 and 2018 have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. The Predecessor's combined statement of operations data for the year ended December 31, 2014 and the period from January 1, 2015 through March 13, 2015 and combined balance sheet data as of December 31, 2014 have been derived from the combined financial statements of HeidelbergCement's building products business in the United States and Eastern Canada, which are not included elsewhere in this Form 10-K. The Successor’s consolidated statements of operations data for the period from March 14, 2015 through December 31, 2015 and balance sheet data as of December 31, 2015 and 2016 have been derived from our audited consolidated financial statements which are not included elsewhere in this Form 10-K.

The Predecessor’s combined financial statements may not necessarily be indicative of our cost structure, financial position, results of operations or cash flows that would have existed if HeidelbergCement’s building products business in the United States and Eastern Canada operated as a stand-alone, independent business. Accordingly, the historical results for those periods should not be relied upon as an indicator of our future performance. The Acquisition was accounted for as a business combination, which resulted in a new basis of accounting. The Predecessor’s and the Successor’s financial statements are not comparable as a result of applying a new basis of accounting. See the notes to our consolidated financial statements for additional information regarding the accounting treatment of the Acquisition. The selected financial data presented below represent portions of our financial statements and are not complete and should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements.

	Successor				Predecessor
(in thousands)	Year ended December 31,	Year ended December 31,	Year ended December 31,	For the period March 14 to December 31,	For the period from January 1 to March 13,	Year ended December 31,
Statement of Operations Data:	2018	2017	2016	2015	2015	2014
Net sales	$1,479,712	$1,580,413	$1,363,962	$604,275	$112,698	$597,426
Cost of goods sold	1,234,143	1,327,305	1,083,508	513,723	98,339	506,688
Gross profit	245,569	253,108	280,454	90,552	14,359	90,738

Selling, general & administrative expenses	(209,877)	(255,034)	(216,099)	(121,554)	(17,106)	(85,859)
Impairment and exit charges	(4,336)	(13,220)	(2,218)	(1,026)	(542)	(4,261)
Earnings from equity method investee	10,162	12,360	11,947	8,429	67	4,451
Gain (loss) on sale of property, plant, and equipment, net	4,267	(2,107)	(21,274)	(624)	122	2,030
Other operating income, net	5,256	7,304	10,303	1,716	696	5,072
	(194,528)	(250,697)	(217,341)	(113,059)	(16,763)	(78,567)
Income from operations	51,041	2,411	63,113	(22,507)	(2,404)	12,171

Other income (expenses)
Interest expense	(78,337)	(59,408)	(125,048)	(45,953)	(82)	—
Change in tax receivable agreement liability	—	46,180	—	—	—	—
Other income (expense), net	6,016	(31,915)	(847)	(326)	(28)	(88)
Income (loss) before income taxes	(21,280)	(42,732)	(62,782)	(68,786)	(2,514)	12,083
Income tax (expense) benefit	(3,085)	40,672	51,692	(5,392)	742	(2,660)
Income (loss) from continuing operations	(24,365)	(2,060)	(11,090)	(74,178)	(1,772)	9,423

Discontinued operations, net of tax	$—	$—	$3,484	$(8,608)	$(3,984)	$(575)

Net Income (loss)	$(24,365)	$(2,060)	$(7,606)	$(82,786)	$(5,756)	$8,848

Basic and Diluted Earnings (loss) Per Share:
Continuing operations	$(0.38)	$(0.03)	$(0.23)	$(1.63)
Discontinued operations	$—	$—	$0.07	$(0.19)
Net loss	$(0.38)	$(0.03)	$(0.16)	$(1.82)

Statement of Operations Data:
Net cash provided by (used in) operating activities	$27,196	$42,334	$76,925	$121,417	$(48,224)	$25,918
Net cash provided by (used in) investing activities	(51,052)	(66,023)	(1,062,447)	(898,039)	(2,762)	(1,901)
Net cash provided by (used in) financing activities	(43,451)	86,250	981,728	822,580	60,907	(23,990)

Balance Sheet Data:
Cash and cash equivalents	$35,793	$104,534	$40,024	$26,027		$41
Property, plant & equipment, net	492,167	412,572	452,914	315,859		288,433
Total assets	1,793,252	1,811,238	1,824,786	938,875		846,168
Total debt	1,188,605	1,193,787	1,096,047	705,829		—
Shareholders equity	108,222	132,491	132,917	52,315		657,473

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Report.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with those statements.

Overview

Our Company

We are a manufacturer of pipe and precast products in the United States and Eastern Canada for a variety of water-related infrastructure applications, including water transmission, distribution and drainage. Our manufacturing and distribution network allows us to serve most major U.S. and Eastern Canadian markets. We operate 79 manufacturing facilities and currently have additional manufacturing capacity available in both of our segments, providing room to increase production to meet short-cycle demand with minimal incremental investment. These facilities and our distribution network provides us with a local presence and the necessary proximity to our customers to minimize delivery time and distribution costs.

Our Segments

Our operations are organized into the following reportable segments:

•	Drainage Pipe & Products - We are a producer of concrete drainage pipe and precast products in the United States and Eastern Canada.

•	Water Pipe & Products - We are a producer of ductile iron pipe, or DIP, in the United States and concrete pressure pipe in Eastern Canada.

•	Corporate and Other - Corporate, general and administrative expenses not allocated to our revenue-generating segments such as certain shared services, executive and other administrative functions.

History

Prior to the Initial Public Offering

Lone Star, through a wholly owned subsidiary, acquired our business in March 2015 from HeidelbergCement in the Acquisition. Prior to the Acquisition, we were HeidelbergCement’s building products operations in the United States and Eastern Canada. LSF9 was formed on February 6, 2015 for the purpose of consummating the Acquisition and had no operations prior to the date of Acquisition. In August 2016, an affiliate of Lone Star entered into an agreement with an unaffiliated third party to contribute our former bricks business to the Bricks Joint Venture. Following the Bricks Disposition, we had no relation to or business affiliation with our former bricks business or the Bricks Joint Venture other than contractual arrangements regarding certain limited transition services, the temporary use of the “Forterra” name, and a short-term loan which has subsequently been repaid in full.

Initial Public Offering and Related Refinancing

On October 25, 2016, we completed the IPO, in which we offered and sold 18,420,000 shares of our common stock. We received net proceeds from the IPO of $313.3 million, net of underwriting discounts and commissions and before payment of offering expenses, $296.0 million of which were used to repay indebtedness.

Concurrent with the completion of the IPO, the Company entered into a new asset based revolving credit facility, or the 2016 Revolver, for working capital and general corporate purposes and a new $1.05 billion senior term loan facility, or the 2016 Senior Term Loan, the proceeds of which, together with the proceeds from the IPO, were used to repay in full the then-existing 260.0 million junior term loan, or the Junior Term Loan, the then-existing $1.04 billion senior term loan, or the 2015 Senior Term Loan, and the existing balance under the then-existing asset based revolving credit facility, or 2015 Revolver, in addition to related expenses associated with the IPO and this refinancing transaction, or the Refinancing. Immediately subsequent to the completion of the IPO, Forterra had $125.0 million outstanding on its 2016 Revolver and $1.05 billion on its 2016 Senior Term Loan. Effective May 1, 2017, the Company amended the 2016 Senior Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the interest margins applicable to the full balance of the 2016 Senior Term Loan.

Acquisitions

Acquisitions are part of our strategy to increase sales and profits. We completed multiple acquisitions in 2016 and 2017. Below is a summary of the aggregate purchase price of each of the significant transactions.

Purchase Price
Acquisitions:	(in millions)
2017
Royal Enterprises America, Inc.	$35.5
2016
Sherman-Dixie Concrete Industries	66.8
USP Holdings, Inc.	778.7
Bio Clean Environmental Services, Inc. and Modular Wetland Systems, Inc.	31.9
J&G Concrete Operations, LLC	32.4
Precast Concepts, LLC	99.6

Divestitures

On July 31, 2017, we completed the sale of our U.S. concrete and steel pressure pipe business, a component of our Water Pipe & Products segment, to TPG in exchange for approximately $23.2 million in cash, subject to customer net working capital adjustments, exclusive of fees and expenses, as well as certain assets relating to a drainage pipe and products manufacturing facility. This divestiture generated a pre-tax loss of $32.3 million recorded in other income (expense), net. In addition, in the second quarter of 2017, we recorded a pre-tax long-lived asset impairment of $7.5 million within impairment and exit charges to adjust the held for sale long-lived assets to fair value. We used the net proceeds from the transaction to pay down debt on our 2016 Revolver.

On January 31, 2018, we completed the sale to Foley Products Company of several of our pipe & precast plants in the southeast region, including Tennessee, Alabama and Georgia, which were part of the Drainage Pipe & Products segment, in exchange for $9.1 million in cash, a drainage facility located in Prentiss, Mississippi and land in Texas.

See Note 3 to the consolidated financial statements for additional information regarding these acquisition and divestiture transactions.

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

Infrastructure Spending and Residential and Non-Residential Construction Activities

A large proportion of our net sales in our Drainage Pipe & Products and Water Pipe & Products segments are generated through public infrastructure projects. Many of these projects are dependent on government funding, including subsidies and stimulus programs. Government spending on infrastructure projects depends on the availability of public funds, which is influenced by various factors, including fiscal budgets, the level of public debt, interest rates, existing and anticipated tax revenues and the political climate. Increases or reductions in governmental funding for these infrastructure projects can have a material effect on our net sales and results of operations. In the United States, federal and state government funding for infrastructure projects is usually accomplished through multi-year funding and authorization bills known as highway bills, such as the FAST Act enacted in 2015, which authorized funding from $43 billion in fiscal 2016 to $47 billion in fiscal 2020 to upgrade transportation-related infrastructure.

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

We monitor state and local level government project lettings as well as federal, state and local funding activity as a key forward-looking indicator for the anticipated level of public infrastructure demand.  We believe that the decline in U.S. infrastructure spending in 2017 reflected in part a temporary market pause associated with the potential for new federal infrastructure funding initiatives following the election of President Trump.  The growth in U.S. infrastructure spending in 2018 included the benefit of increasing state and local funding initiatives such as California’s Senate Bill 1 and Texas Proposition 7 as well as our belief that infrastructure activity resumed as market optimism for a new Federal infrastructure bill waned.

We also monitor a variety of residential construction indicators including new home starts, new home permits, new home orders and community count as important indicators for residential demand that drives activity in both our operating segments.  The slowing pace of new home start growth in 2018, as compared to 2017, reflected in part the impact of rising interest rates on the affordability of homes.  While there is a still a risk of further increases in interest rates by the Federal Reserve that could cause demand to slow or even decrease, we believe the recent commentary from the Federal Reserve suggests a reduced likelihood for further rate increases in the near term.  A variety of economic indicators including annual home starts that remain well below past cyclical peaks, low unemployment and favorable housing supply and demand fundamentals support our expectation for continued growth in residential construction in 2019. Non-residential construction activity in the U.S. has historically followed closely with residential construction activity and the health of the overall economy.

Mix of Products

We derive our sales from both the sale of products manufactured to inventory, such as concrete drainage pipe and ductile iron pipe, and highly engineered products which are made to order, such as concrete pressure pipe and structural precast products for drainage. These two components of our business differ in their dynamics. This mix of products varies from period to period. We generally recognize revenue in connection with product shipment; however, for some of our highly engineered products, we recognize revenue on a percentage of completion method, which amounted to $20.1 million in 2018.

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

Inflationary cost pressures on labor, freight, cement, aggregates and steel impacted our results in both 2017 and 2018.  Our labor costs have been negatively impacted by record low unemployment levels that has increased our labor cost per hour as well as increased our utilization of more expensive temporary workers.  Our freight costs, which are primarily associated with third party providers, have also been impacted by the tight labor environment which in turn has caused our third party providers to increase freight rates.  The producer price index for cement and aggregates was up 2.5% and 3.6%, respectively, in 2018 as compared to 2017 and was up 4.6% and 3.4%, respectively, in 2017 as compared to 2016.  The market cost of mesh quality low carbon steel rod, a key raw material input in our Drainage business, rose 32% in 2018 as compared to 2017 and 16% in 2017 as compared to 2016, according to the American Metal Market.  The market cost of shredded auto scrap, a key raw material input in our ductile iron pipe business, rose 19% in 2018 as compared to 2017 and 26% in 2017 as compared to 2016, according to the American Metal Market.  These market trends for labor, freight and our key raw materials are generally consistent with the inflationary pressures we have faced in our business.  We have attempted to mitigate these inflationary cost pressures through a variety of initiatives including our procurement initiative and a focus on increased operational efficiency.

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

Strategy and Outlook

Our strategy is focused on continued execution in our Drainage business, margin expansion in our Water business and a commitment to strengthening our capital structure through a combination of earnings growth, debt repayment and prudent investment in the business.  Prudent investment in the business includes growth capital expenditures in projects that drive quick payback periods and high returns and smaller acquisitions that enhance our margin profile and competitive position in key markets.  We expect to generate meaningful cash flow in 2019 and plan to use a significant portion to make voluntary repayment on our term loan.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses for sales, marketing, legal, accounting and finance services, human resources, customer support, treasury and other general corporate services. Selling, general and administrative expenses also include transaction costs directly related to business combinations.

Earnings from Equity Method Investee

Earnings from equity method investee represents our share of the income of CP&P joint venture we entered into with Americast, Inc. CP&P is engaged primarily in the manufacture, marketing, sale and distribution of concrete pipe and precast products in Virginia, West Virginia, Maryland, North Carolina, Pennsylvania and South Carolina with sales to contiguous states.

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

Income Tax (Expense) Benefit

Income tax expense consists of federal, state, provincial, local and foreign taxes based on income in the jurisdictions in which we operate.

Results of Operations

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Total Company

The following table summarizes certain financial information relating to our operating results for the years ended December 31, 2018 and December 31, 2017 (in thousands).

Statements of Income Data:	Year ended December 31, 2018	Year ended December 31, 2017	% Change

Net sales	$1,479,712	$1,580,413	(6.4)%
Cost of goods sold	1,234,143	1,327,305	(7.0)%
Gross profit	245,569	253,108	(3.0)%
Selling, general and administrative expenses	(209,877)	(255,034)	(17.7)%
Impairment and exit charges	(4,336)	(13,220)	(67.2)%
Earnings from equity method investee	10,162	12,360	(17.8)%
Gain (loss) on sale of property, plant and equipment, net	4,267	(2,107)	*
Other operating income	5,256	7,304	(28.0)%
	(194,528)	(250,697)	(22.4)%
Income from operations	51,041	2,411	*
Other income (expenses)
Interest expense	(78,337)	(59,408)	31.9%
Change in tax receivable agreement liability	—	46,180	(100.0)%
Other income (expense), net	6,016	(31,915)	*
Loss before income taxes	(21,280)	(42,732)	(50.2)%
Income tax (expense) benefit	(3,085)	40,672	*
Net loss	$(24,365)	$(2,060)	*
* Represents positive or negative change in excess of 100%

Net Sales

Net sales for the year ended December 31, 2018 were $1,479.7 million, a decrease of $100.7 million or 6.4% from $1,580.4 million for the year ended December 31, 2017. The decrease is primarily due to the divestiture of our U.S. concrete and steel pressure pipe business in July 2017, which contributed $72.7 million in net sales in 2017, and the Foley Transaction, which resulted in a $42.3 million decline in net sales. Excluding the impact of these two transactions, our net sales grew approximately $14.3 million, or 0.9% due primarily to higher average selling prices.

Cost of Goods Sold

Cost of goods sold were $1,234.1 million for the year ended December 31, 2018, a decrease of $93.2 million or 7.0% from $1,327.3 million in the year ended December 31, 2017. The decrease is due to the divestiture of our U.S. concrete and steel pressure pipe business, which resulted in a $80.2 million decline in cost of goods sold, as well as the Foley Transaction, which resulted in a $33.2 million decline in cost of goods sold. Costs of goods sold in our existing businesses increased by $20.2 million, or 1.5%, due to the higher cost of labor, freight, and raw materials.

Gross Profit

Gross profit decreased by $7.5 million, or 3.0%, to $245.6 million in the year ended December 31, 2018 from $253.1 million in the year ended December 31, 2017. Gross profit decrease was attributed to lower profitability in the Water Pipe and Products segment due primarily to the impact of higher scrap steel, labor and freight costs that were not fully offset by higher average selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $209.9 million in the year ended December 31, 2018, a decrease of $45.1 million or 17.7% from $255.0 million in the year ended December 31, 2017. The decrease was due primarily to lower professional fees associated with various cost saving initiatives implemented in 2018 and savings from our divestitures of $5.1 million.

Impairment and Exit Charges

Impairment and exit charges decreased by $8.9 million to $4.3 million in the year ended December 31, 2018 from $13.2 million in the year ended December 31, 2017. The decrease was primarily due to a 2017 goodwill impairment of $3.0 million related to our Canadian concrete pressure pipe reporting unit and $7.5 million of long-lived asset impairment related to the sale of our U.S. concrete and steel pressure pipe business in 2017. See Notes 3 and 8 to the consolidated financial statements.

Gain (Loss) on Sale of Property, Plant and Equipment, Net

Gain on disposal of property, plant and equipment was $4.3 million for the year ended December 31, 2018 as compared to a loss of $2.1 million for the year ended December 31, 2017. The gain or loss was primarily driven by the disposal of sites or property deemed not core to our operations.

Interest Expense

Interest expense increased by $18.9 million, or 31.9%, to $78.3 million in the year ended December 31, 2018 from $59.4 million in the year ended December 31, 2017. The increase included $10.2 million in higher interest expense related to the change in the classification of certain leases from operating lease to capital lease as the result of the amendment and restatement of our sale-leaseback transaction completed in June 2018. Additionally, the mark-to-market gain on the interest rate swaps in the year ended December 31, 2018 was $1.4 million as compared to $5.3 million in the prior year. The remainder of the interest expense increase was primarily due to the impact of higher average interest rates. See Notes 13 and 14 to the consolidated financial statements.

Change in Tax Receivable Agreement Liability

The passage of the TCJA in 2017 significantly reduced the Company's anticipated liability under the tax receivable agreement. The reduction in the tax receivable agreement resulted in $46.2 million recognized in the Company's statement of operations for the year ended December 31, 2017 due primarily to the decrease in the federal corporate tax rate from 35% to 21%. The Company did not have a comparable charge in the current year. See Note 15 to the consolidated financial statements.

Other Income (Expense), net

Other income was $6.0 million for the year ended December 31, 2018 due primarily to the gain resulting from the Foley Transaction. Other expense of $31.9 million for the year ended December 31, 2017 was primarily due to the $32.3 million loss generated by the U.S. Pressure Pipe Divestiture during July 2017. See Note 3 to the consolidated financial statements.

Income Tax (Expense) Benefit

Income tax (expense) benefit changed by $43.8 million to an income tax expense of $3.1 million in the year ended December 31, 2018 from an income tax benefit of $40.7 million in the year ended December 31, 2017. The change is due largely to the impact of the lower corporate tax rates enacted in December 2017 as a result of the TCJA, the smaller loss before income taxes recorded for the year ended December 31, 2018 compared to 2017, inclusion of the global intangible low-tax income, the foreign tax rate differential and the change in valuation allowance. See Note 19 to the consolidated financial statements.

On December 22, 2017, the U.S. government enacted the TCJA. Changes included, but were not limited to, a marginal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We provisionally calculated our best estimate of the impact of the TCJA in our 2017 year end income tax provision in accordance with our understanding of the TCJA and guidance available which resulted in a $26.9 million additional income tax benefit in the year ended December 31, 2017. We consider the accounting for TCJA complete as of December 31, 2018. We did not record any significant adjustments to the originally recorded amount.

Segment Results of Operations

(in thousands)	For the year ended December 31,
	2018	2017	% Change
Net sales:
Drainage Pipe & Products	$811,477	$834,810	(2.8)%
Water Pipe & Products	668,235	745,555	(10.4)%
Corporate and Other	—	48	(100.0)%
Total	$1,479,712	$1,580,413	(6.4)%

Gross profit (loss):
Drainage Pipe & Products	174,786	147,741	18.3%
Water Pipe & Products	71,471	108,320	(34.0)%
Corporate and Other	(688)	(2,953)	(76.7)%
Total	$245,569	$253,108	(3.0)%

Segment EBITDA(1):
Drainage Pipe & Products	156,735	129,618	20.9%
Water Pipe & Products(2)	64,547	47,587	35.6%
Corporate and Other	(58,802)	(44,870)	31.0%

(1)
For purposes of evaluating segment performance, the Company's chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization, or EBITDA, as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of EBITDA. See Note 20 to our consolidated financial statements, for segment EBITDA reconciliation to income (loss) before income taxes.

(2)	For the 2017 period, segment EBITDA included a $32.3 million loss as a result of the U.S. Pressure Pipe Divestiture in July 2017.

Drainage Pipe & Products

Net Sales

Net sales decreased by $23.3 million, or 2.8%, to $811.5 million in the year ended December 31, 2018 from $834.8 million in the year ended December 31, 2017. Excluding net sales of $42.3 million associated with the Foley Transaction, net sales increased by $19.0 million or 2.3%. The increase was due primarily to higher average selling prices that offset the impact of a decline in shipments.

Gross Profit

Gross profit was $174.8 million in the year ended December 31, 2018, an increase of $27.1 million or 18.3% from $147.7 million in the year ended December 31, 2017. The increase was primarily due to higher average selling prices that more than offset higher cost of goods sold including labor, freight, and raw materials.

Water Pipe & Products

Net Sales

For the year ended December 31, 2018, net sales were $668.2 million, a decrease of $77.4 million or 10.4% from $745.6 million for the year ended December 31, 2017. The decrease was primarily attributable to to the sale of the U.S. concrete and steel pressure pipe business in July 2017 that contributed net sales of $72.7 million. Excluding the impact of the divestiture, net sales declined by 1% due to lower sales of fabrication, fittings and large diameter concrete pressure pipe in Canada that were not fully offset by the growth in sales of ductile iron pipe. The sales growth for ductile iron pipe was due to higher average selling prices.

Gross Profit

    Gross profit was $71.5 million in the year ended December 31, 2018, a decrease of $36.8 million or 34.0% from $108.3 million in the year ended December 31, 2017. The decrease was due primarily to the impact of higher scrap steel, labor and freight costs that were not fully offset by higher average selling prices.

Other

For the year ended December 31, 2017, EBITDA included a $32.3 million loss generated by the U.S. Pressure Pipe Divestiture in July 2017. In addition, for the year ended December 31, 2017, EBITDA included $3.0 million for a goodwill impairment and $7.5 million for long-lived asset impairment charges. See Note 8 to the consolidated financial statements.

Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

Total Company

The following table summarizes certain financial information relating to our operating results for the years ended December 31, 2017 and December 31, 2016 (in thousands).

Statements of Income Data:	Year ended December 31, 2017	Year ended December 31, 2016	% Change

Net sales	$1,580,413	$1,363,962	15.9%
Cost of goods sold	1,327,305	1,083,508	22.5%
Gross profit	253,108	280,454	(9.8)%
Selling, general and administrative expenses	(255,034)	(216,099)	18.0%
Impairment and exit charges	(13,220)	(2,218)	*
Earnings from equity method investee	12,360	11,947	3.5%
Loss on sale of property, plant and equipment, net	(2,107)	(21,274)	(90.1)%
Other operating income	7,304	10,303	(29.1)%
	(250,697)	(217,341)	15.3%
Income from operations	2,411	63,113	(96.2)%
Other income (expenses)
Interest expense	(59,408)	(125,048)	(52.5)%
Change in tax receivable agreement liability	46,180	—	*
Other expense, net	(31,915)	(847)	*
Loss before income taxes	(42,732)	(62,782)	(31.9)%
Income tax benefit	40,672	51,692	(21.3)%
Loss from continuing operations	(2,060)	$(11,090)	(81.4)%
Discontinued operations, net of tax	—	$3,484	(100.0)%
Net loss	$(2,060)	$(7,606)	(72.9)%
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

Impairment and Exit Charges

We recognized $3.0 million of goodwill impairment related to our Canadian concrete pressure pipe reporting unit and $7.5 million of long-lived asset impairment related to the sale of our U.S. concrete and steel pressure pipe business in the year ended December 31, 2017. See Note 8, Goodwill and other intangible assets and Note 3, Acquisitions and divestitures to the consolidated financial statements. In addition, we recognized $2.7 million for the year ended December 31, 2017 for severance and contract termination charges that primarily related to the closure of certain locations compared to $2.2 million in the prior year.

Loss on Sale of Property, Plant and Equipment, Net

Loss on disposal of property, plant and equipment was $2.1 million for the year ended December 31, 2017 as compared to $21.3 million for the year ended December 31, 2016. The 2016 net loss was primarily driven by a loss on properties sold in the sale-leaseback as described in Note 14, Sale-leaseback transaction, of $19.6 million.

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

Change in Tax Receivable Agreement Liability

The passage of the TCJA, defined below, significantly reduced the Company's anticipated liability under the tax receivable agreement during 2017. The 2017 reduction in the tax receivable agreement resulted in $46.2 million recognized in the Company's statement of operations for the year ended December 31, 2017 due primarily to the decrease in the federal corporate tax rate from 35% to 21%.

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

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly known as the Tax Cuts and Jobs Act, or TCJA. Changes included, but were not limited to, a marginal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. During 2017, we provisionally calculated our best estimate of the impact of the TCJA in the year end income tax provision in accordance with our understanding of the TCJA and guidance available at that time and as a result recorded $26.9 million as additional income tax benefit in the fourth quarter of 2017.

Segment Results of Operations

(in thousands)	For the year ended December 31,
	2017	2016	% Change
Net sales:
Drainage Pipe & Products	$834,810	$728,872	14.5%
Water Pipe & Products	745,555	632,573	17.9%
Corporate and Other	48	2,517	(98.1)%
Total	$1,580,413	$1,363,962	15.9%

Gross profit (loss):
Drainage Pipe & Products	147,741	162,442	(9.0)%
Water Pipe & Products	108,320	120,564	(10.2)%
Corporate and Other	(2,953)	(2,552)	15.7%
Total	$253,108	$280,454	(9.8)%

Segment EBITDA(1):
Drainage Pipe & Products	129,618	138,274	(6.3)%
Water Pipe & Products(2)	47,587	98,641	(51.8)%
Corporate and Other	(44,870)	(81,146)	(44.7)%

(1)
For purposes of evaluating segment performance, the Company's chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization, or EBITDA, as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of EBITDA. See Note 20, Segment Reporting, for segment EBITDA reconciliation to income (loss) before income taxes.

(2)	For the 2017 period, segment EBITDA included a $32.3 million loss as a result of the U.S. Pressure Pipe Divestiture in July 2017.

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

Gross Profit

Gross profit was $147.7 million in the year ended December 31, 2017, a decrease of $14.7 million, or 9.0%, from $162.4 million in the year ended December 31, 2016. The decrease was primarily due to higher cost of goods sold including labor, freight, and raw materials. The 2017 gross profit included the impact of non-recurring inventory adjustments of $2.4 million as a result of the Royal Acquisition.

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

As of December 31, 2018 and 2017, we had approximately $35.8 million and $104.5 million of cash and cash equivalents, respectively, of which $18.1 million and $19.1 million, respectively, were held by foreign subsidiaries. All of the cash and cash equivalents as of December 31, 2018 and 2017 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.  As a result of the TCJA, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax.

In connection with the IPO, we entered into a tax receivable agreement with Lone Star that provides for the payment by us to Lone Star of specified amounts in respect of any cash savings as a result of the utilization of certain tax benefits. The actual utilization of the relevant tax benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. However, we expect that the payments we make under the tax receivable agreement could be substantial. The tax receivable agreement also includes provisions which restrict the incurrence of debt and that require that we make an accelerated payment to Lone Star equal to the present value of all future payments due under the tax receivable agreement, in each case under certain circumstances. Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. The passage of the TCJA significantly reduced the Company's anticipated liability under the tax receivable agreement. The Company's liability recorded for the tax receivable agreement at December 31, 2018 and December 31, 2017 was $88.8 million and $117.6 million, respectively. For the year ended December 31, 2018, the Company paid $30.4 million to Lone Star under the tax receivable agreement. See Item 1A, Risk Factors and Note 15 to the consolidated financial statements.

The $30.4 million payment under the tax receivable agreement in 2018, pertaining to the 2017 tax year, included the impact of accelerated payments as a result of certain transactions completed in 2017, including the sale of the U.S. concrete and steel pressure pipe business, that caused an acceleration of tax benefits subject to the tax receivable agreement.  Our forecast for payments under the tax receivable agreement in 2019, pertaining to the 2018 tax year, is expected to be the range of $11 to $12 million.  We expect that future annual payments under the tax receivable agreement will decline each year in accordance with our tax basis depreciation and amortization schedule unless future unplanned transactions result in an acceleration of our tax benefits under the agreement.

Credit Agreements

Concurrent with the completion of the IPO, we entered into the 2016 Revolver and the 2016 Senior Term Loan, the proceeds of which, together with a $125.0 million draw on the 2016 Revolver and $296.0 million in proceeds from the IPO were used to repay in full and terminate the 2015 Revolver, 2015 Senior Term Loan and Junior Term Loan. On May 1, 2017, we amended the 2016 Senior Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the interest margin applicable to the full balance thereof from 3.50% to 3.00%. The net proceeds of the new borrowings were applied to reduce a portion of the outstanding balance on the 2016 Revolver.

As of March 7, 2019, the total debt related to the 2016 Senior Term Loan was $1,222.9 million, the borrowing under our 2016 Revolver was $12.0 million, and our available borrowing capacity under the 2016 Revolver was $230.9 million.

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

The 2016 Senior Term Loan, as amended, provides for a $1.25 billion senior secured term loan. Subject to the conditions set forth in the term loan agreement, the 2016 Senior Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA of Forterra, Inc. and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met. The 2016 Senior Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest will accrue on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively.

The 2016 Revolver and the 2016 Senior Term Loan contain customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict our ability to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The 2016 Revolver contains a financial covenant restricting Forterra from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the 2016 Revolver falls below a threshold. The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization, less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness). The 2016 Senior Term Loan does not contain any financial covenants. Obligations under the 2016 Revolver and the 2016 Senior Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). As of December 31, 2018, we were in compliance with all applicable covenants under the 2016 Revolver and the 2016 Senior Term Loan.

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented (in thousands).

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016

Statement of Cash Flows data:
Net cash provided by operating activities	$27,196	$42,334	$76,925
Net cash used in investing activities	(51,052)	(66,023)	(1,062,447)
Net cash (used in) provided by financing activities	(43,451)	86,250	981,728

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $27.2 million for the year ended December 31, 2018, $42.3 million for the year ended December 31, 2017 and $76.9 million for the year ended December 31, 2016. The declines between both periods were primarily due to timing of collections and payments, as well as an increase in inventory as compared to the prior year period.

Operating cash flow declined to $28.0 million in 2018 as compared to $42.3 million in the prior year period.  Higher income from operations and lower cash taxes in 2018 as compared to 2017 was offset by higher cash interest payments and higher cash utilization associated with changes in assets and liabilities.  Excluding the impact of changes in tax-related receivables and payables that resulted in a cash inflow of $12.8 million in 2018 and cash outflow of $43.3 million in 2017, the changes in assets and liabilities in 2018 was a cash use of $52.2 million, compared to a cash use of $14.3 million in the prior year, due primarily to an increase in ending inventory.  Operating cash flow declined to $42.3 million in 2017 from $76.9 million in the prior year period.  Lower cash interest and cash taxes in 2017 as compared to 2016 was offset by lower income from operations and higher cash utilization associated with changes in assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $51.1 million for the year ended December 31, 2018 due to capital expenditures of $48.7 million, final net working capital settlement related to U.S. Pressure Pipe Divestiture of $8.5 million, settlement on derivative contracts of $5.0 million, business acquisitions of $4.5 million and other asset acquisitions of $1.9 million, partially offset by cash received from the Foley Transaction of $9.1 million and proceeds from sale of fixed assets of $8.4 million. Net cash used in investing activities was $66.0 million for the year ended December 31, 2017 primarily due to capital expenditures of $52.5 million and Royal acquisition of $35.5 million, partially offset by $23.2 million cash proceeds from the U.S. Pressure Pipe Divestiture. Net cash used in investing activities was $1,062.4 million for the year ended December 31, 2016 due to business acquisitions of $1,008.2 million and capital expenditures of $54.3 million.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $43.5 million for the year ended December 31, 2018 due primarily to the payment of $30.4 million under our tax receivable agreement. Net cash provided by financing activities was $86.3 million for the year ended December 31, 2017 due primarily to proceeds from additional borrowing under the 2016 Senior Term Loan. Net cash provided by financing activities was $981.7 million for the year ended December 31, 2016 due primarily to the Refinancing, the IPO, and additional debt incurred as part of the Sherman-Dixie Acquisition, the U.S. Pipe Acquisition and the recapitalization of certain indebtedness to make a distribution to Lone Star in the amount of $338.3 million, or the Debt Recapitalization, and a capital contribution from Lone Star to be used in the U.S. Pipe Acquisition, partially offset by a dividend to Lone Star in connection with the Debt Recapitalization.

Capital Expenditures

Our capital expenditures were $48.7 million for the year ended December 31, 2018, $52.5 million for the year ended December 31, 2017, and $54.3 million for the year ended December 31, 2016. Capital expenditures primarily related to equipment, such as plant and mobile equipment, expansion of existing facilities and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments. As of December 31, 2018, outstanding stand-by letters of credit amounted to $16.6 million.

Contractual Obligations and Other Long-Term Liabilities

The following table summarizes our significant contractual obligations as of December 31, 2018. Non-cancelable operating leases are presented net of non-cancelable subleases. Some of the amounts included in the table are based on management's estimate and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payment Due by Period
	Total	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Senior term loan	1,222,857	12,510	12,510	12,510	12,510	1,172,817	0
Interest on indebtedness (1)	321,790	68,146	67,631	66,745	66,045	53,223	0
Operating leases	166,741	11,603	10,490	8,547	8,480	9,435	118,186
Capital leases	753,502	16,669	16,807	16,968	17,218	17,433	668,407
Total Commitments	2,464,890	108,928	107,438	104,770	104,253	1,252,908	786,593

(1)	The interest rate on the Senior term loan is 5.52%.

Additionally, we have accrued approximately $73.3 million associated with the tax receivable agreement in long-term liabilities and $22.7 million of other long-term liabilities as of December 31, 2018. The risks and uncertainties associated with the tax receivable agreement are discussed above and in Note 15 to the consolidated financial statements.

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

We determine the fair value of our reporting units using a weighted combination of the discounted cash flow method (income approach) and the guideline company method (market approach). Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include future revenue growth rates, gross profit margins, EBITDA margins, future capital expenditures, weighted average costs of capital and future market conditions, among others. We believe the estimates and assumptions used in our impairment assessments are reasonable; however, variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, we determine fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts and five year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, we determine the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three-year average. In addition, we estimate a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.

Key assumptions for the measurement of an impairment include management’s estimate of future cash flows and EBITDA. The estimates of future cash flows and EBITDA are subjective in nature and are subject to impacts from the business risks described in “Item 1A. Risk Factors.” Therefore, the actual results could differ significantly from the amounts used for goodwill impairment testing, and significant changes in fair value estimates could occur, resulting in potential impairments in future periods.

In 2018, the calculated fair value of the reporting units exceeded book value in all circumstances; however, for the US Pipe reporting unit, the fair value exceeded the book value by only 4.2%. The amount of goodwill allocated to the reporting unit was $318.4 million as of December 31, 2018. If the projected rate of long-term growth of cash flows or revenues declined by 1.0%, the fair value of the US Pipe reporting unit would still exceed the book value.

Income Taxes

Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which a tax benefit has already been recorded in our income statement. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which we have already taken a deduction in its tax return but have not yet recognized as expense in the financial statements.

We finalized our policy and elected to use the period cost method for GILTI provisions, and therefore, have not recorded deferred taxes for basis differences expected to reverse in future periods.

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

We incur shipping costs to third parties for the transportation of building products and bill such costs to customers. For the years ended December 31, 2018, 2017 and 2016, we recorded freight costs of approximately

$127.0 million, $132.3 million, $104.6 million, respectively, on a gross basis within net sales and cost of goods sold in the accompanying statements of operations.

For certain engineering and construction contracts and building contracting arrangements, we recognize revenue using the percentage of completion method, based on total contract costs incurred to date compared to total estimated cost at completion for each contract. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. If estimated total costs on a contract indicate a loss, the entire loss is provided for in the financial statements immediately. To the extent we have invoiced and collected from customers more revenue than has been recognized as revenue using the percentage of completion method, we record the excess amount invoiced as deferred revenue. Revenue recognized in excess of amounts billed and balances billed but not yet paid by customers under retainage provisions are classified as a current asset within receivables, net on the balance sheet. For the years ended December 31, 2018, December 31, 2017, and December 31, 2016, revenue recognized in continuing operations using the percentage of completion method amounted to 1%, 3%, and 3% of total net sales, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates and commodity price risk associated with our input costs. We utilize derivative instruments to manage selected foreign exchange and interest rate exposures. See Note 13 to the financial statements.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. In February 2017, we entered into two interest rate swap transactions with a combined notional value of $525 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  Under the terms of both swap transactions, we agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps have a three-year term and expire on March 31, 2020. At December 31, 2018, we estimate that 1% increase in the rates relating to the portion of our floating rate debt that is not hedged would increase annual interest requirements by approximately $7.0 million.

As noted in Item 1A, Risk Factors, borrowings under our 2016 Senior Term Loan and our 2016 Revolver may use the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate. LIBOR is the subject of recent regulatory guidance and proposals for reform, which may cause LIBOR to cease to be used entirely or to perform differently after 2021 than it has in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate indebtedness causing a negative impact on our financial position, liquidity and results of operations. We plan to carefully monitor the situation and may seek to renegotiate the benchmark for establishing the applicable interest rate with our lenders in the future.

Foreign Currency Risk

Approximately 6.1% of our net sales for the year ended December 31, 2018 were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the year ended December 31, 2018, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.9 million. This may differ from actual results depending on the levels of net sales outside of the U.S.

Commodity Price Risk

We are subject to commodity price risks with respect to price changes mainly in the electricity and natural gas markets and other raw material costs, such as cement, aggregates, steel and clay. Price fluctuations on our key inputs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, changes in or disruptions to industry production capacity, changes in inventory levels and other factors beyond our control.

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

At December 31, 2018 and 2017, we had an individual customer within our Water Pipe & Products segment that accounted for more than 10% of total net sales for the years ended December 31, 2018 and 2017. The customer represented approximately 14% and 13% of our total net sales for the years ended December 31, 2018 and 2017, respectively, and had total receivables at December 31, 2018 and 2017 totaling 16% and 17% of our total receivables, net, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forterra, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Forterra, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2019 expressed an unqualified opinion thereon.

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
Dallas, Texas
March 12, 2019

FORTERRA, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016

Net sales	$1,479,712	$1,580,413	$1,363,962
Cost of goods sold	1,234,143	1,327,305	1,083,508
Gross profit	245,569	253,108	280,454
Selling, general & administrative expenses	(209,877)	(255,034)	(216,099)
Impairment and exit charges	(4,336)	(13,220)	(2,218)
Earnings from equity method investee	10,162	12,360	11,947
Gain (loss) on sale of property, plant, and equipment, net	4,267	(2,107)	(21,274)
Other operating income, net	5,256	7,304	10,303
	(194,528)	(250,697)	(217,341)
Income from operations	51,041	2,411	63,113

Other income (expenses)
Interest expense	(78,337)	(59,408)	(125,048)
Change in tax receivable agreement liability	—	46,180	—
Other income (expense), net	6,016	(31,915)	(847)
Loss before income taxes	(21,280)	(42,732)	(62,782)
Income tax (expense) benefit	(3,085)	40,672	51,692
Loss from continuing operations	(24,365)	(2,060)	(11,090)

Discontinued operations, net of tax	—	—	3,484

Net loss	$(24,365)	$(2,060)	$(7,606)

Basic and Diluted earnings (loss) per share:
Continuing operations	$(0.38)	$(0.03)	$(0.23)
Discontinued operations	$—	$—	$0.07
Net loss	$(0.38)	$(0.03)	$(0.16)

Weighted average shares of common stock outstanding:
Basic and Diluted	63,904	63,801	49,053

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2018	2017	2016
Net loss	$(24,365)	$(2,060)	$(7,606)
Unrealized gain (loss) on derivative activities, net of tax	970	(3,548)	215
Foreign currency translation adjustment	(5,782)	3,475	(472)
Comprehensive loss	$(29,177)	$(2,133)	$(7,863)

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$35,793	$104,534
Receivables, net	198,468	192,654
Inventories	285,030	236,655
Prepaid expenses	7,289	5,381
Other current assets	17,509	27,059
Current assets held for sale	—	12,242
Total current assets	544,089	578,525
Non-current assets
Property, plant and equipment, net	492,167	412,572
Goodwill	508,193	496,141
Intangible assets, net	183,789	225,304
Investment in equity method investee	50,607	54,445
Other long-term assets	14,407	18,866
Non-current assets held for sale	—	25,385
Total assets	$1,793,252	$1,811,238
LIABILITIES AND EQUITY
Current liabilities
Trade payables	$114,708	$108,560
Accrued liabilities	70,236	72,782
Deferred revenue	9,138	9,029
Current portion of long-term debt	12,510	12,510
Current portion of tax receivable agreement	15,457	34,601
Current liabilities held for sale	—	4,615
Total current liabilities	222,049	242,097
Non-current liabilities
Long-term debt	1,176,095	1,181,277
Long-term capital leases	134,948	4,155
Deferred tax liabilities	46,615	67,481
Deferred gain on sale-leaseback	9,338	75,743
Other long-term liabilities	22,667	25,032
Long-term tax receivable agreement	73,318	82,962
Total liabilities	1,685,030	1,678,747
Commitments and Contingencies (Note 15)
Equity
Common stock, $0.001 par value. 190,000 shares authorized; 64,206 and 64,231 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	18	18
Additional paid-in-capital	234,931	230,023
Accumulated other comprehensive loss	(10,740)	(5,098)
Retained deficit	(115,987)	(92,452)
Total shareholders' equity	108,222	132,491
Total liabilities and shareholders' equity	$1,793,252	$1,811,238

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity

Balance at December 31, 2015	—	$—	$139,869	$(4,768)	$(82,786)	$52,315
Capital contributions from parent	—	—	402,127	—	—	402,127
Return of contributed capital, net	—	—	(325,148)	—	—	(325,148)
Brick Disposition, net of tax	—	—	(150,222)	—	—	(150,222)
Issuance of common stock at Reorganization	45,369,474	—	—	—	—	—
Issuance of common stock at IPO	18,420,000	18	303,787	—	—	303,805
Stock-based plan activity	134,650	—	—	—	—	—
Issuance of tax receivable agreement, net of tax	—	—	(142,349)	—	—	(142,349)
Share-based compensation expense	—	—	252	—	—	252
Net loss	—	—	—	—	(7,606)	(7,606)
Gains on derivative transactions, net of tax	—	—	—	215	—	215
Foreign currency translation adjustment	—	—	—	(472)	—	(472)
Balance at December 31, 2016	63,924,124	$18	$228,316	$(5,025)	$(90,392)	$132,917
Share-based compensation expense	—	—	3,696	—	—	3,696
Stock-based plan activity	306,764	—	(37)	—	—	(37)
Net loss	—	—	—	—	(2,060)	(2,060)
Loss on derivative transactions, net of tax	—	—	—	(3,548)	—	(3,548)
Foreign currency translation adjustment	—	—	—	3,475	—	3,475
Other	—	—	(1,952)	—	—	(1,952)
Balance at December 31, 2017	64,230,888	$18	$230,023	$(5,098)	$(92,452)	$132,491
Share-based compensation expense	—	—	6,240	—	—	6,240
Stock-based plan activity	(25,284)	—	(126)	—	—	(126)
Net loss	—	—	—	—	(24,365)	(24,365)
Gain on derivative transactions, net of tax	—	—	—	970	—	970
Reclassification due to the adoption of ASU 2018-02	—	—	—	(830)	830	—
Foreign currency translation adjustment	—	—	—	(5,782)	—	(5,782)
Other	—	—	(1,206)	—	—	(1,206)
Balance at December 31, 2018	64,205,604	$18	$234,931	$(10,740)	$(115,987)	$108,222

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,365)	$(2,060)	$(7,606)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization expense	105,423	115,659	99,873
(Gain) / loss on business divestiture	(6,016)	32,278	—
(Gain) / loss on disposal of property, plant and equipment	(4,266)	2,107	21,267
Amortization of debt discount and issuance costs	8,143	8,123	8,244
Stock-based compensation expense	6,240	3,696	252
Impairment on property, plant, and equipment and goodwill	956	10,551	—
Write-off of debt discount and issuance costs	—	—	22,385
Earnings from equity method investee	(10,162)	(12,360)	(11,947)
Distributions from equity method investee	13,141	13,717	13,293
Unrealized (gain) loss on derivative instruments, net	(1,408)	(5,251)	2,945
Unrealized foreign currency gains, net	(527)	(615)	(5,485)
Provision (recoveries) for doubtful accounts	(1,224)	2,947	(1,864)
Deferred income taxes	(20,768)	(25,496)	(67,619)
Tax receivable agreement non-cash items	—	(46,180)	—
Deferred rent	1,373	2,616	1,371
Other non-cash items	83	196	1,012
Change in assets and liabilities:
Receivables, net	(2,466)	(16,831)	16,852
Inventories	(45,313)	1,838	14,916
Other current assets	8,657	(24,003)	(6,705)
Accounts payable and accrued liabilities	(4,548)	(19,424)	(27,655)
Other assets & liabilities	4,243	826	3,396
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,196	42,334	76,925
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, and intangible assets	(50,609)	(52,514)	(54,289)
Proceeds from business divestiture	618	23,200	—
Proceeds from sale of fixed assets	8,429	—	—
Settlement of net investment hedges	(4,990)	—	—
Assets and liabilities acquired, business combinations, net	(4,500)	(36,709)	(1,008,158)
NET CASH USED IN INVESTING ACTIVITIES	(51,052)	(66,023)	(1,062,447)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale-leaseback	—	—	216,280
Payments of debt issuance costs	—	(2,498)	(20,036)
Proceeds from issuance of common stock, net	—	—	303,805
Payments on senior and junior term loans	(12,510)	(12,008)	(1,300,536)
Proceeds from senior and junior term loans, net	—	200,000	1,593,150
Proceeds from revolver	—	194,000	398,611
Payments on revolver	—	(293,000)	(248,173)
Proceeds from settlement of derivatives	—	—	6,546
Payment pursuant to tax receivable agreement	(30,407)	—	—
Capital contribution from parent	—	—	402,127
Payments for return of contributed capital	—	—	(363,582)
Other financing activities	(534)	(244)	(6,464)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(43,451)	86,250	981,728
Effect of exchange rate changes on cash	(1,434)	1,949	228
Net change in cash and cash equivalents	(68,741)	64,510	(3,566)
Cash and cash equivalents, beginning of period	104,534	40,024	43,590
Cash and cash equivalents, end of period	$35,793	$104,534	$40,024

FORTERRA, INC.
Consolidated Notes to Financial Statements

1. Organization and description of the business

General

Forterra, Inc. (‘‘Forterra’’ or the ‘‘Company’’) is involved in the manufacturing, sale and distribution of building products in the United States (‘‘U.S.’’) and Eastern Canada. Forterra’s primary products are concrete drainage pipe, precast concrete structures, and water transmission pipe used in drinking and wastewater systems. These products are used in the residential, infrastructure and non-residential sectors of the construction industry.

Forterra, a Delaware corporation, was formed on June 21, 2016 to hold the business of Forterra Building Products following the Reorganization (as defined below).

The business of Forterra Building Products included indirect wholly-owned subsidiaries of LSF9 Concrete Holdings Ltd., or LSF9. Lone Star Fund IX (U.S.), L.P. , which is referred to along with its affiliates and associates, but excluding the Company and other companies that it owns as a result of its investment activity, as Lone Star, through its wholly-owned subsidiary LSF9, acquired the business of Forterra Building Products on March 13, 2015, (‘‘Acquisition’’). LSF9, which was formed on February 6, 2015 for the purpose of acquiring the business of Forterra Building Products had no operations prior to the date of the Acquisition.

Prior to the Acquisition, the entities comprising the business of Forterra Building Products which were acquired by Lone Star were indirect wholly-owned subsidiaries of HeidelbergCement A.G., ("HC" or "Parent"), a publicly listed company in Germany, encompassing HC's North American building products operations, which we refer to as BP NAM. LSF9 acquired BP NAM in a business combination which also included the acquisition of HC’s U.K.-based building products operations for a total initial purchase price of $1.33 billion cash, including customary working capital adjustments and a possible earnout of up to $100.0 million as contingent consideration. The acquisition of BP NAM and HC's UK-based building products business was funded with an equity investment of $432.3 million and third-party debt in the amount of $940.0 million. As HC's U.K.-based building products operations are not part of Forterra, Forterra was allocated a proportion of the total debt and equity used in the Acquisition.

Initial Public Offering

On October 6, 2016, Forterra filed an Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock from 1,000 with a par value of $0.01 per share to 190,000,000 with a par value of $0.001 per share, and, immediately after which, effected a 41,619.472 for one stock split of its issued and outstanding common stock previously approved by the Company's Board of Directors. Following the stock split there were 41,619,472 shares of common stock outstanding. The Company's Amended and Restated Certificate of Incorporation has also authorized 10,000,000 shares of preferred stock that may be issued at the approval of the Company's Board of Directors. No shares of preferred stock have been issued or were outstanding as of December 31, 2018.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

The Reorganization was accounted for as a change in reporting entity, and the consolidated financial statements of the Company have been retrospectively adjusted for all periods presented to reflect the new organizational structure following the Reorganization, including the presentation of discontinued operations associated with the Bricks Disposition.

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

2. Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of Forterra, Inc. and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (‘‘U.S. GAAP’’). Certain prior year numbers have been reclassified to conform to current year presentations.

The consolidated financial statements include certain assets and liabilities historically held at LSF9, including the proportionate debt and related interest expense incurred by LSF9 to acquire the Company that Forterra was obligated to pay. The Company's portion of Lone Star's initial $432.3 million equity investment is $167.5 million. The Company’s allocated portion of the $940.0 million of third party debt used to finance the Acquisition was $515.5 million. The remaining $424.5 million of the debt was allocated to affiliates of LSF9 that are not included in these financial statements based on the amounts affiliates of LSF9 have fully repaid. The Company and the affiliates of LSF9 were co-obligors and jointly and severally liable under the terms of the initial credit agreements related to the 2015 Senior Term Loan, Junior Term Loan and 2015 Revolver or the Initial Credit Agreements. In April of 2016, the Company’s affiliate co-obligors were released from joint and several liability under the Initial Credit Agreements and the Company was consequently the sole source of repayment for its $515.5 million share of the initial obligation under the Initial Credit Agreements. The balance was settled by Forterra in the Refinancing. See further discussion in Note 11, Debt and deferred financing costs.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

inputs that are not observable in the market (Level 3). Goodwill assigned represents the amount of consideration transferred in excess of the fair value assigned to identifiable assets acquired and liabilities assumed.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. The more significant estimates made by management relate to fair value estimates for assets and liabilities acquired in business combinations; accrued liabilities for environmental cleanup, bodily injury and insurance claims; estimates for commitments and contingencies; and estimates for the realizability of deferred tax assets, the tax receivable agreement obligation, inventory reserves, allowance for doubtful accounts and impairment of goodwill and long-lived assets.

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

The Company had an individual customer within its Water Pipe & Products segment that accounted for approximately 14% and 13% of the Company's total net sales for the years ended December 31, 2018 and 2017, respectively, and total receivables at December 31, 2018 and 2017 representing 16% and 17% of the Company total receivables, net, respectively.

Concentration of Labor

Approximately 32% of the Company’s employees are represented by collective bargaining agreements, and 42% of these employees are included in collective bargaining agreements that expire within 12 months.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

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

At such time assets or an asset group are determined to be held for sale, its carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. An impairment charge is recognized if the carrying value is in excess of its fair value. The assets and liabilities are required to be classified as held for sale on the accompanying consolidated balance sheets. See additional description in Note 3, Acquisitions and divestitures.

Leases

The Company has both capital and operating leases. Classification is made at the inception of the lease. The classification of leases is based on the extent to which risks and rewards incidental to ownership of a leased asset lie with the lessor or the lessee.

Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. The present value of the minimum lease payments is calculated utilizing the lower of the Company’s incremental borrowing rate or the lessor’s interest rate implicit in the lease, if known by us. Depreciation of capitalized leased assets is computed utilizing the straight-line method over the shorter of the estimated useful life of the asset or the lease term and is included in depreciation and amortization in the Company's consolidated statements of operations. However, if the lease meets the bargain purchase or transfer of ownership criteria, the asset shall be amortized in accordance with the Company's normal depreciation policy for owned assets.

FORTERRA, INC.
Consolidated Notes to Financial Statements

Minimum rent payments under operating leases are recognized as an expense on a straight-line basis over the lease term, including any rent free periods. Operating lease expenses for the years ended December 31, 2018, 2017 and 2016 were approximately $24.3 million, $30.8 million and $12.1 million, respectively.

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

Investment in equity method investee

The Company has an investment in a joint venture accounted for using the equity method. Under the equity method, carrying value is adjusted for the Company's share of the investee's earnings and losses, as well as capital contributions to and distributions from the investee. Distributions in excess of equity method earnings are recognized as a return of investment and recorded as investing cash inflows in the accompanying consolidated statements of cash flows. The Company classifies its share of income and loss related to its investments in its investee as a component of operating income or loss, as the Company's investments in the investee is an extension of the Company's core business operations.

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

Derivatives and Hedge Accounting

FORTERRA, INC.
Consolidated Notes to Financial Statements

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

Deferred financing costs

In conjunction with its debt, the Company had a net balance of $34.3 million in debt discounts and debt issuance costs as of December 31, 2018. These costs are amortized over the life of the applicable debt instrument to interest expense utilizing the effective interest method.

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

Environmental remediation liabilities

FORTERRA, INC.
Consolidated Notes to Financial Statements

The Company accrues for costs on an undiscounted basis associated with environmental remediation obligations when such costs are probable and reasonably estimable; if an estimated amount is likely to fall within a range and no amount within that range can be determined to be the better estimate, the minimum amount of the range is recorded. Claims for recoveries from insurance carriers and other third parties are not recorded until it is probable that the recoveries will be realized. Such accruals are adjusted as further information develops or circumstances change.     Environmental expenditures that relate to current operations or to conditions caused by past operations are expensed. Expenditures that create future benefits are capitalized. At December 31, 2018 and 2017, the Company had environmental obligations of $1.6 million and $1.6 million, respectively, which are recorded within accrued liabilities and other long-term liabilities in the balance sheets.

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

At December 31, 2018, the Company finalized its policy and elected to use the period cost method for Global Intangible Low-taxed Income (“GILTI”) provisions, and therefore, have not recorded deferred taxes for basis differences expected to reverse in future periods.

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

Revenue recognition

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

experience, anticipated performance and management's judgment. Generally, the Company's contracts do not contain significant financing.

For certain engineering and construction contracts and building contracting arrangements, the Company enters into long-term contracts with customers. Revenue is recognized as the identified performance obligations are satisfied over time using an acceptable input method to measure the progress toward completion of the performance obligation if: the customer receives the benefits as work is performed, the customer controls the asset as it is being produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment. The Company uses its cost incurred to date relative to total estimated costs at completion to measure progress. The Company's contract liabilities consist of billings to customers in excess of revenue recognized which the Company records as deferred revenue. Revenue recognized during the year ended December 31, 2018, which was included in contract liabilities at the beginning of the period was not material. Contract assets include revenue recognized in excess of amounts billed and balances billed but not yet paid by customers under retainage provisions which are classified as a current asset within receivables, net on the Company's balance sheet. The Company had no material contract assets on the consolidated balance sheets as of December 31, 2018 or December 31, 2017. For the years ended December 31, 2018, 2017 and 2016, revenue recognized in continuing operations using the percentage of completion method amounted to 1%, 3%, and 3% and of total net sales, respectively.

The Company records net sales including taxes collected on behalf of its customers. Shipping and handling costs are accounted for as contract fulfillments costs and classified as cost of goods sold. See Note 20, Segment reporting, for the Company's disaggregated revenue disclosures.

The Company incurs shipping costs to third parties for the transportation of building products and bills such costs to customers. For the years ended December 31, 2018, 2017 and 2016, the Company recorded freight costs of approximately $127.0 million, $132.3 million and $104.6 million, respectively, on a gross basis within net sales and cost of goods sold in the accompanying statements of operations.

The Company generally provides limited warranties related to its products which cover manufacturing in accordance with the specifications identified on the face of its quotation or order acknowledgment and to be free of defects in workmanship or materials. The warranty periods typically extend for a limited duration of one year. The Company estimates and accrues for potential warranty exposure related to products which have been delivered.

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

Proceeds from Insurance

In 2016, a facility of the Company sustained fire damage for which insurance claims were made. The Company recognized a net insurance recovery gain of $3.8 million that was reported as a component of the Company's loss from operations in Other operating income. Proceeds from insurance settlements, except for those directly related to investing or financing activities, were recognized as cash inflows from operating activities. The losses related to such event are recognized as incurred. As the majority of the damage was to fully depreciated assets, the amount of losses were less than the amount of the insurance proceeds received. Insurance proceeds are recorded to the extent of the losses and then, only if recovery is realized or probable. Any gain in excess of losses are recognized only when the contingencies regarding the recovery are resolved, and the amount is fixed or determinable.

FORTERRA, INC.
Consolidated Notes to Financial Statements

Recent Accounting Guidance Adopted

In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance. Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The new guidance outlines a single comprehensive model for accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted the new standard on January 1, 2018 using the modified retrospective method which did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2018 and is not expected to have a material impact in future periods. No adjustment to retained earnings was required for the cumulative effect of initially applying the new standard. Results for periods beginning on or after January 1, 2018 are presented under Topic 606, which prior period amounts are not adjusted and continue to be reported in accordance with the prior accounting guidance under Topic 605, Revenue Recognition.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income to allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the U.S. tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017 (“TCJA”). This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted the guidance provided in the ASU during the first quarter of 2018 and reclassified $0.8 million of stranded deferred tax benefits related to its derivative instruments from accumulated other comprehensive loss to retained deficit.

In March 2018, the FASB issued ASU 2018-05, Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which added paragraphs to the codification pursuant to the SEC Staff Accounting Bulletin No. 118, which addressed the application of U.S. GAAP in situations when a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to finalize the calculations for the 2017 income tax effects of the TCJA. ASU 2018-05 provides entities with a one year measurement period from the December 22, 2017 enactment date to complete the accounting for the effects of the TCJA. See Note 19, Income taxes, for a further discussion of the effect of the TCJA on the Company's income taxes.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to defer and recognize as an asset. Capitalized implementation costs are amortized over the term of the hosting arrangement, and the expense related to the capitalized implementation costs is recorded in the same line in the financial statements as the cloud service cost. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted the guidance provided in the ASU during the third quarter of 2018 and applied the new guidance prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

FORTERRA, INC.
Consolidated Notes to Financial Statements

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes the principles that lessees and lessors shall apply to report information about the amount, timing, and uncertainty of cash flows arising from a lease. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The Company will adopt the guidance beginning the first quarter of 2019, using the transition approach that permits application of the new standard at the adoption date instead of the earliest comparative period presented in the financial statements. Upon adoption, the Company expects to record a right-of-use asset and lease liability of approximately $60 million to $70 million as of January 1, 2019. The Company is implementing processes and information technology tools to assist in its ongoing lease data collection and analysis and updating its accounting policies and internal control procedures that will be impacted by the new guidance.

3.    Acquisitions and divestitures

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

2018 transactions

Acquisitions

On April 2, 2018, the Company acquired substantially all the assets of Watkins Industries, Inc. for aggregate consideration of $4.5 million in cash. During the third quarter of 2018, the Company acquired certain assets of Anchor Concrete Products, Ltd. in Kingston, Ontario, for aggregate consideration of $2.5 million in cash.

Divestitures

On January 31, 2018, the Company divested assets relating to the operation of certain Drainage Pipe & Products facilities in Tennessee, Alabama, and Georgia to Foley Products Company (“Foley”) in exchange for $9.1 million in cash, land in Texas and a Drainage Pipe & Products facility located in Prentiss, Mississippi.

The acquisition side of the exchange transaction was accounted for as a business combination as defined by FASB ASC 805, Business Combinations. In accordance with ASC 805, the purchase price is measured as the acquisition date fair value of the assets transferred by the Company to Foley in the exchange. In the exchange, the Company divested of the net working capital and certain of the real property of its Drainage Pipe & Products plants in Tennessee and Alabama, as well as the net working capital of certain Drainage Pipe & Products plants in Georgia. The purchase price of $37.2 million was the fair value of the divested assets which resulted in the recognition of a gain of $6.0 million, recognized in Other income, net. The Company allocated the purchase price to the individually identifiable assets acquired and liabilities assumed based on their estimated fair value on the date of acquisition. The excess purchase price over those fair values was recorded as goodwill.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

The final fair values of the assets acquired and liabilities assumed in the transaction, including $9.1 million in cash, the Prentiss plant, and a parcel of land in Texas, at the acquisition date are as follows (in thousands):

Net working capital	$10,984
Property, plant and equipment	9,221
Customer relationship intangible	2,100
Non-compete agreement intangible	5,600
Other intangibles	290
Net identifiable assets acquired	28,195
Goodwill	8,996
Consideration transferred	$37,191

2016 and 2017 transactions

Acquisitions

The company completed the following significant acquisitions in 2016 and 2017:

•
Sherman-Dixie Acquisition - On January 29, 2016, Forterra acquired substantially all the stock of Sherman-Dixie Concrete Industries, Inc. ("Sherman-Dixie") for aggregate consideration of $66.8 million, or the Sherman-Dixie Acquisition. Sherman-Dixie was a manufacturer of precast concrete structures operating in Kentucky, Tennessee, Alabama and Indiana and now operates as part of the Company's Drainage Pipe & Products segment. The Sherman-Dixie Acquisition was financed with borrowings on the 2015 Revolver.

•
U.S. Pipe Acquisition - On April 15, 2016, Forterra acquired all of the stock of USP Holdings, Inc. ("USP") for aggregate consideration of $778.7 million, or the USP Acquisition. USP is a manufacturer of water transmission pipe servicing residential, commercial and infrastructure customers. USP operates as part of the Company’s Water Pipe & Products segment. The USP Acquisition was financed with proceeds from a capital contribution, borrowings on the 2015 Revolver and cash on hand.

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

•
J&G Acquisition - On October 14, 2016, Forterra acquired J&G Concrete Operations, LLC, or J&G for aggregate consideration of $32.4 million, inclusive of customary working capital adjustments, or the J&G Acquisition. J&G manufactured concrete pipe, box culverts and special fittings in North Texas. The J&G Acquisition was financed with borrowings on the 2015 Revolver.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

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

The respective fair values of the assets acquired and liabilities assumed at the acquisition date for the years 2016 and 2017 are as follows:

	2016					2017
	Sherman-Dixie	U.S. Pipe	Bio Clean	J&G	Precast Concepts	Royal
Net working capital	$14,279	$145,650	$2,546	$2,657	$14,993	$2,994
Property, plant and equipment, net	29,163	246,241	162	9,346	15,895	12,335
Customer relationship intangible	5,073	179,491	3,470	4,156	15,707	1,676
Non-compete agreement intangible	2,459	—	105	1,015	2,562	866
Trade names	138	37,388	1,065	—	29	308
Customer backlog intangible	843	—	—	780	2,213	63
Patents	—	13,093	10,464	—	—	72
In process R&D	—	—	6,692	—	—	—
Other intangibles	—	7,659	—	—	—	—
Other assets and liabilities	—	(11,745)	—	—	—	(726)
Deferred tax liabilities	(11,462)	(157,427)	—	—	—	—
Net identifiable assets acquired	40,493	460,350	24,504	17,954	51,399	17,588
Goodwill	26,257	318,360	7,434	14,494	48,204	17,903
Cash consideration transferred	$66,750	$778,710	$31,938	$32,448	$99,603	$35,491

Goodwill recognized is attributable primarily to expected operating efficiencies and expansion opportunities in the business acquired. Goodwill is expected to be deductible for tax purposes except goodwill acquired with the USP and Sherman-Dixie acquisitions.

Transaction costs

For the years ended December 31, 2018, 2017 and 2016, the Company recognized aggregate transaction costs, including legal, accounting, valuation, and advisory fees, specific to the acquisitions identified above of $0.8 million, $0.4 million, and $12.7 million, respectively. These costs are recorded in the consolidated statements of operations within selling, general & administrative expenses.

Discontinued operations

On August 23, 2016, an affiliate of Lone Star entered into an agreement with an unaffiliated third party to contribute Forterra's bricks business to the Bricks Joint Venture. In exchange for the contribution of the bricks business, an affiliate of Lone Star received a 50% interest in the Bricks Joint Venture. In connection with the Reorganization described in Note 1, on October 17, 2016, Forterra distributed its bricks business to an affiliate of Lone Star in the Bricks Disposition, a transaction among entities under common control. Following the Bricks Disposition, Forterra no longer had any relation to or business affiliation with its former bricks business or the Bricks Joint Venture other than contractual arrangements regarding certain limited transition services, the temporary use of the “Forterra” name, and a short-term loan, of approximately $11.9 million, which was subsequently been repaid in full in 2016.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

operations for all periods presented on the statement of operations. On the balance sheets, the prior period assets and liabilities of the brick business have been reclassified as amounts held for divestiture.

The following table includes the major classes of line items constituting pretax income (loss) of discontinued operations for the periods presented (in thousands):

Year ended December 31,
2016
Revenues	$117,206
Cost of goods sold	98,043
Gross profit	19,163
Selling, general and administrative	(14,186)
Other income and expense items	(785)
Pretax income (loss) on discontinued operations	4,192
Income tax expense	(708)
Discontinued operations, net of tax	$3,484

Cash flows relating to all plants presented as discontinued operations are included in operating and investing activities for all periods presented, however the depreciation, amortization and capital expenditures related to discontinued operations are as follows (in thousands):

Year ended December 31,
2016
Depreciation and amortization	$6,370
Capital expenditures	$8,251

Divestitures

On April 12, 2016, Forterra sold its roof tile business for aggregate consideration of $10.5 million and generated a loss of $0.8 million recorded in other income (expense), net.

Effective July 31, 2017, Forterra completed the U.S. Pressure Pipe Divestiture, selling its U.S. concrete and steel pressure pipe business, which was part of the Company's Water Pipe and Products segment to Thompson Pipe Group ("TPG"), in exchange for approximately $23.2 million in cash, exclusive of fees and expenses, as well as certain assets relating to a U.S. drainage pipe and products manufacturing facility. The assets acquired, recognized at fair value, include $3.8 million of working capital, $1.8 million of machinery and equipment, and a customer intangible totaling $0.8 million. The U.S. Pressure Pipe Divestiture generated a pre-tax loss of $32.3 million recorded in other income (expense), net.

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

The total pre-tax loss of the U.S. concrete and steel pressure pipe business was $50.9 million for the year ended December 31, 2017 inclusive of the loss on U.S. Pressure Pipe Divestiture of $32.3 million, and long-lived asset impairment of $7.5 million. In 2016, the assets generated a pre-tax income of $0.2 million for the year ended December 31, 2016.

FORTERRA, INC.
Consolidated Notes to Financial Statements

As of December 31, 2017, the Company classified the assets and liabilities associated with the Foley exchange transaction as held for sale. Assets and liabilities which meet the held for sale criteria are carried at the lesser of fair value less selling costs or carrying value. The Company conducted an analysis determining the fair value less costs to sell exceeded the carrying value of the long-lived assets held for sale, therefore no adjustment to the disposal group's value was recognized. The long-lived assets' fair value was estimated using accepted cost approach methodologies.

Assets and liabilities classified as held for sale on the Company's consolidated balance sheets at December 31, 2017 consisted of the following (in thousands):

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

4. Receivables, net

Receivables consist of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Trade receivables	$188,999	$190,143
Amounts billed, but not yet paid under retainage provisions	2,065	1,091
Other receivables	9,545	5,453
Total receivables	$200,609	$196,687
Less: Allowance for doubtful accounts	(2,141)	(4,033)
Receivables, net	$198,468	$192,654

The Company records provisions for doubtful accounts in selling, general and administrative expenses in the statements of operations. The table below summarizes the Company's allowance for doubtful accounts for the periods presented (in thousands):

Allowance for doubtful accounts
Balance at December 31, 2016	$(898)
Provisions for doubtful accounts	(2,947)
Write-offs and adjustments	(188)
Balance at December 31, 2017	$(4,033)
Recovery on doubtful accounts	1,224
Write-offs and adjustments	668
Balance at December 31, 2018	$(2,141)

5. Inventories

Inventories consist of the following at December 31, 2018 and December 31, 2017 (in thousands):

	December 31,
	2018	2017
Finished goods	$193,603	$156,207
Raw materials	90,376	79,905
Work in process	1,051	543
Total inventories	$285,030	$236,655

6. Investment in equity method investee

The Company owns 50% of the voting Common Unit voting shares of Concrete Pipe & Precast LLC ("CP&P") and consequently, has recorded its investment in the Common Unit voting shares in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under the equity method of accounting.

As part of the Acquisition in 2015, the Company determined the fair value of the assets purchased, including its investment in CP&P, in accordance with ASC 805. As part of that process the Company assigned a value of $56.3 million to the investment as of the date of Acquisition. As of December 31, 2018 and 2017, the Company's investment in CP&P amounted to $50.6 million and $54.4 million, respectively, which is included within the Drainage Pipe & Products segment. At December 31, 2018, the difference between the amount at which the Company's investment is carried and the amount of the Company's share of the underlying equity in net assets of CP&P was approximately $13.1 million. This difference relates to the Company's fair value assessment of the

FORTERRA, INC.
Consolidated Notes to Financial Statements

investment as part of the Acquisition, and this basis difference was primarily attributed to the value of land and equity method goodwill associated with the investment.

The following reflects the Company's distribution and earnings in the equity investment (in thousands):

	Year ended December 31,
	2018	2017	2016
Distribution received from CP&P	$(13,141)	$(13,717)	(13,293)
Share of earnings in CP&P	10,234	12,432	12,019
Amortization of excess fair value of investment	(72)	(72)	(72)

7. Property, plant and equipment, net

Property, plant and equipment, net consist of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Machinery and equipment	$373,881	$343,827
Land, buildings and improvements	235,819	144,273
Other equipment	6,962	5,141
Construction-in-progress	32,448	30,295
Total property, plant and equipment	649,110	523,536
Less: accumulated depreciation	(156,943)	(110,964)
Property, plant and equipment, net	$492,167	$412,572

Depreciation expense totaled $52.9 million, $60.2 million and $54.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in cost of goods sold and selling, general and administrative expenses in the statements of operations.

As of December 31, 2018 and 2017, gross assets recorded under capital leases, consisting primarily of land and buildings, were $52.1 million and $3.7 million, respectively, and accumulated depreciation was $1.0 million and $0.4 million, respectively.

Impairments

The Company recorded impairment charges primarily in conjunction with plant closings undertaken for purposes of achieving operating efficiencies and recognized asset impairment charges for its property, plant and equipment of $1.0 million for the year ended December 31, 2018. For the year ended December 31, 2017, the Company recorded $7.5 million of impairment charges primarily related to assets held for sale in conjunction with the sale of its U.S. concrete and steel pressure pipe business. See Note 3, Acquisitions and divestitures for additional details. Asset impairments are included in impairment and exit charges on the statements of operations. No impairment charges were recognized for the year ended December 31, 2016.

FORTERRA, INC.
Consolidated Notes to Financial Statements

8. Goodwill and other intangible assets, net

The Company has goodwill which has been recorded in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the years ended December 31, 2018 and December 31, 2017 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2016	$168,866	$322,581	$491,447
Acquisitions	17,903	—	17,903
Assets held for sale	(8,736)	—	(8,736)
Impairment	—	(3,003)	(3,003)
Foreign currency and other adjustments	1,690	(3,160)	(1,470)
Balance at December 31, 2017	179,723	316,418	496,141
Acquisitions	9,951	—	9,951
Foreign currency and other adjustments	159	1,942	2,101
Balance at December 31, 2018	$189,833	$318,360	$508,193

Goodwill is required to be tested for impairment at the reporting unit level. The Company has three reporting units which have goodwill. The Company uses a combination of an income approach and a market approach to determine the fair value of the reporting unit. The income approach uses a reporting unit's estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. The market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting unit. The calculation of business enterprise value is based on significant unobservable inputs, such as price trends, customer demand, material costs and discount rates, and are classified as Level 3 in the fair value hierarchy. The Company's impairment determinations involve significant assumptions and judgments, as discussed above. Different assumptions regarding any of these inputs could have a significant effect on the various valuations.

Upon early adoption of ASU 2017-04 during the second quarter of 2017, the Company began using a one-step quantitative approach that compares the business enterprise value of each reporting unit with its carrying value.

During the second quarter of 2017, the Company performed interim goodwill impairment testing of its Canadian concrete pressure pipe reporting unit after identifying indicators it was more-likely-than-not the reporting unit's carrying value was in excess of its fair value. The reporting unit's operating results are primarily driven by large contractual projects, for which future demand has not materialized, driving changes in the valuation inputs and assumptions supporting the reporting unit's fair value. As a result of the interim impairment testing, the Company determined the carrying value of the reporting unit's goodwill was fully impaired and a goodwill impairment charge of $3.0 million was recorded during the second quarter of 2017.

The Company performed its annual goodwill impairment test as of October 1st of each year by conducting a quantitative analysis for all of the Company’s reporting units. No annual impairment charge was recorded in any period presented.

In 2018, the calculated fair value of the reporting units exceeded book value in all circumstances; however, for the US Pipe reporting unit, the fair value exceeded the book value by only 4.2%. The amount of goodwill allocated to the reporting unit was $318.4 million as of December 31, 2018. If the projected rate of long-term growth of cash flows or revenues declined by 1.0%, the fair value of the US Pipe reporting unit would still exceed the book value.

FORTERRA, INC.
Consolidated Notes to Financial Statements

Intangible assets other than goodwill at December 31, 2018 included the following (in thousands):

	Weighted average amortization period (in years)	Gross carrying amount as of December 31, 2018	Accumulated amortization	Net carrying value as of December 31, 2018
Customer relationships	10	$231,056	$(99,583)	$131,473
Trade names	10	39,390	(14,867)	24,523
Patents	11	23,629	(12,325)	11,304
Customer backlog	0.8	13,206	(13,206)	0
Non-compete agreements	5	15,618	(6,044)	9,574
In-Process R&D	Indefinite-lived	6,354	—	6,354
Other	10	867	(306)	561
Total intangible assets		$330,120	$(146,331)	$183,789

Intangible assets other than goodwill at December 31, 2017 included the following (in thousands):

	Weighted average amortization period (in years)	Gross carrying amount as of December 31, 2017	Accumulated amortization	Net carrying value as of December 31, 2017
Customer relationships	10	$229,294	$(61,294)	$168,000
Trade names	10	39,528	(9,896)	29,632
Patents	11	23,629	(7,900)	15,729
Customer backlog	0.8	13,726	(13,322)	404
Non-compete agreements	5	8,325	(3,782)	4,543
In-Process R&D	Indefinite-lived	6,354	—	6,354
Other	10	867	(225)	642
Total intangible assets		$321,723	$(96,419)	$225,304

Amortization expense totaled $52.5 million, $55.4 million and $39.4 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively, which is included in selling, general and administrative expenses in the statements of operations.

The estimated amortization expense relating to amortizable intangible assets for the next five years is as follows (in thousands):

Year ended	Intangible assets subject to amortization
2019	$46,079
2020	39,734
2021	31,657
2022	22,428
2023	16,036
Total	$155,934

9. Fair value measurement

The Company's financial instruments consist primarily of cash and cash equivalents, trade and other receivables, derivative instruments, accounts payable, long-term debt, capital leases, accrued liabilities and the tax receivable agreement obligation. The carrying value of the Company's trade receivables, other receivables, trade payables, the asset based revolver and accrued liabilities approximates fair value due to their short-term maturity or other terms related to these financial instruments. The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired.

FORTERRA, INC.
Consolidated Notes to Financial Statements

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis are as follows for the dates indicated (in thousands):

	Fair value measurements at December 31, 2018 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2018
Recurring:
Non-current assets
Derivative asset	$—	$6,659	$—	$6,659

	Fair value measurements at December 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2017
Recurring:
Non-current assets
Derivative asset	$—	$5,251	$—	$5,251
Current liabilities
Derivative liability	—	6,286	—	6,286

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

The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at December 31, 2018 using
	Carrying Amount December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2018
Non-current liabilities
2016 Senior Term Loan	$1,188,605	—	$1,103,628	—	$1,103,628
Tax receivable agreement payable	88,775	—	—	82,912	82,912

FORTERRA, INC.
Consolidated Notes to Financial Statements

		Fair value measurements at December 31, 2017 using
	Carrying Amount December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2017
Non-current liabilities
2016 Senior Term Loan	$1,193,787	—	$1,151,981	—	$1,151,981
Tax receivable agreement payable	117,563	—	—	75,865	75,865

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

10.    Accrued liabilities

Accrued liabilities consist of the following at December 31, 2018 and December 31, 2017 (in thousands):

	December 31,
	2018	2017
Accrued payroll and employee benefits	$31,095	$26,597
Short-term capital leases	16,430	183
Accrued taxes	11,489	10,294
Accrued rebates	3,542	8,428
Short-term derivative liability	—	6,286
Warranty	3,251	5,038
Environmental obligation	570	446
Other miscellaneous accrued liabilities	3,859	15,510
Total accrued liabilities	$70,236	$72,782

FORTERRA, INC.
Consolidated Notes to Financial Statements

11. Debt and deferred financing costs

The Company’s debt consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
2016 Senior Term Loan, net of debt issue costs and original issuance discount of
$34,252 and $41,580, respectively	$1,188,605	$1,193,787
Total debt	$1,188,605	$1,193,787
Less: current portion debt	(12,510)	(12,510)
Total long-term debt	$1,176,095	$1,181,277

Concurrent with the completion of the IPO, in the Refinancing the Company entered into the 2016 Revolver for working capital and general corporate purposes and the 2016 Senior Term Loan, the proceeds of which, together with the proceeds from the IPO, were used to repay in full the Junior Term Loan of $260.0 million, the 2015 Senior Term Loan of $1.04 billion, and the outstanding borrowings under the 2015 Revolver, in addition to related expenses associated with the IPO and Refinancing. Immediately subsequent to the completion of the IPO, Forterra had $125.0 million outstanding on its 2016 Revolver and $1.05 billion on its 2016 Senior Term Loan. The $260.0 million repayment toward the Junior Term Loan represented a full repayment of the outstanding principal on that loan, resulting in a related write-off of issue discounts and capitalized issuance costs of approximately $22.4 million. The repayment also triggered a prepayment penalty of approximately $7.8 million, which, combined with the write-off of issue discounts and capitalized issuance costs, are included in interest expense on the 2016 statement of operations.

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

Effective May 1, 2017 the Company amended the 2016 Senior Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the interest margins applicable to the full balance of the 2016 Senior Term Loan by 50 basis points such that applicable margin based on LIBOR was reduced from 3.50% to 3.00%. The net proceeds from the incremental term loan of $196.8 million were used to pay down a portion of the outstanding balance on the 2016 Revolver. This amendment had no effect on the Company's ability to increase the size of the 2016 Senior Term Loan under the original provisions. The 2016 Senior Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest accrues on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively. The weighted average interest rates for the 2016 Senior Term Loan were 5.02% and 4.43% for the years ended December 31, 2018 and 2017, respectively.

The obligations of the borrower under the 2016 Senior Term Loan are guaranteed by Forterra and each of its direct and indirect material wholly-owned domestic subsidiaries other than any of Forterra's Canadian subsidiaries and certain other excluded subsidiaries, or the Guarantors. The 2016 Senior Term Loan is secured by substantially all of the assets of Forterra, the borrower and the Guarantors; provided that the obligations under the 2016 Senior Term Loan are not secured by any liens on more than 65% of the voting stock of the Canadian subsidiaries or assets of the Canadian subsidiaries. The 2016 Senior Term Loan contains customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict the ability of Forterra and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The 2016 Senior Term Loan does not contain any financial covenants. Obligations under the 2016 Senior Term Loan may be accelerated upon certain customary events of default

FORTERRA, INC.
Consolidated Notes to Financial Statements

(subject to grace periods, as appropriate). The Company was in compliance with all applicable covenants under the 2016 Senior Term Loan as of December 31, 2018.

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

Interest on the 2016 Revolver is floating, based on a reference rate plus an applicable margin. In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total 2016 Revolver facility. Availability under the 2016 Revolver at December 31, 2018 based on draws, outstanding letters of credit of $16.6 million and allowable borrowing base was $271.8 million.

The 2016 Revolver contains customary representations and warranties, and affirmative and negative covenants, including representations, warranties, and covenants that, among other things, restrict the ability of Forterra and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The 2016 Credit Agreement contains a financial covenant restricting Forterra from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the 2016 Revolver falls below a threshold set forth in the 2016 Credit Agreement. Obligations under the 2016 Credit Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization, or EBITDA, less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness). The Company was in compliance with all applicable covenants under the 2016 Revolver as of December 31, 2018.

As of December 31, 2018, scheduled maturities of long-term debt are as follows (in thousands):

2016 Senior Term Loan
2019	$12,510
2020	12,510
2021	12,510
2022	12,510
2023	1,172,817
$1,222,857

FORTERRA, INC.
Consolidated Notes to Financial Statements

12. Other long-term liabilities

Other long-term liabilities consist of the following for the years ended December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Workers' compensation	$9,837	$9,455
Deferred rent	4,259	8,242
Employee benefits	3,307	2,227
Insurance	1,550	1,335
Environmental remediation liability	1,001	1,162
Other miscellaneous long-term liabilities	2,713	2,611
	$22,667	$25,032

13. Derivatives and hedging

The Company uses derivatives to manage selected foreign exchange and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and, except as discussed below, cash flows from derivative instruments are included in net cash provided by (used in) operating activities in the statements of cash flows.

At December 31, 2017, the Company had foreign exchange forward contracts, designated as net investment hedges in accordance with ASC 815-20 Derivatives - Hedging, which allows for the effective portion of the changes in the fair value of the instruments to be captured in accumulated other comprehensive income, and ineffective portion recorded in earnings.     These instruments were novated to Forterra by an affiliate concurrent with the Reorganization, directly prior to the Refinancing and IPO and were settled in March 2018 resulting in a cash outlay of $5.0 million. This cash outlay was recorded within the investing activities section of the consolidated statements of cash flows. The net investment hedges were intended to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. A quantitative analysis was utilized to assess hedge effectiveness for the hedges. The Company assessed the hedge effectiveness and measured the amount of ineffectiveness for the hedge relationships based on changes in forward exchange rates. Cumulative changes in fair value of the effective portion of the hedging instruments were recorded in Accumulated other comprehensive income, and will be reclassified into earnings upon the sale or complete or substantially complete liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in current period earnings. The Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2018 and 2017.

On February 9, 2017, Forterra entered into interest rate swap transactions with a combined notional value of $525 million.  Under the terms of the swap transactions, Forterra agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps have a three-year term and expire on March 31, 2020. The interest rate swaps are not designated as cash flow hedges, therefore all changes in the fair value of these instruments are captured as a component of interest expense in the statements of operations. Accordingly, cash flows from the monthly interest rate swap settlements are included in net cash provided by (used in) operating activities in the consolidated statements of cash flows.

The instruments the Company previously held included foreign exchange forward contracts and fixed-for-float cross currency swaps entered into in March of 2016. The related notional were settled in connection with the Reorganization and Refinancing, resulting in a net cash settlement of approximately $1.3 million paid by the Company in the fourth quarter of 2016.

FORTERRA, INC.
Consolidated Notes to Financial Statements

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

The Company elects to present all derivative assets and derivative liabilities on a net basis on its balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At December 31, 2018 and 2017, the Company’s derivative instruments fall under an ISDA master netting agreement.

The following table presents the fair values of derivative assets and liabilities in the balance sheets (in thousands):

	December 31, 2018
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$525,000	$6,659	$—	$—
Total derivatives, gross		6,659		—
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$6,659		$—

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contracts	$—	$—	$92,961	$6,286
Interest rate swaps	525,000	5,251	—	—
Total derivatives, gross		5,251		6,286
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$5,251		$6,286

FORTERRA, INC.
Consolidated Notes to Financial Statements

The following table presents the effect of derivative instruments on the statements of operations (in thousands):

	Year ended December 31,	Year ended December 31,
	2018	2017
Net investment hedges
Foreign exchange forward contracts
Gain (loss) on derivatives recognized in Accumulated other comprehensive loss	$970	$(3,548)
Derivatives not designated as hedges
Interest rate swaps
Gain on derivatives not designated as hedges included in interest expense	1,408	5,251

Gain reclassified from Accumulated other comprehensive income into income:
Other income (expense), net	$—	$—

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

Prior to the Reorganization, the sale-leaseback transactions were considered to have one form of prohibited “continuing involvement” at the inception of the lease which preclude sale-leaseback accounting for transactions involving real estate in the financial statements of the Company because a guarantee by LSF9 provided the buyer-lessor or the lessor, as applicable, with additional collateral that reduced the buyer-lessor’s or the lessor's, as applicable, risk of loss.  As a result, the assets subject to the sale-leaseback remained on the consolidated balance sheet and were depreciated. Additionally, the aggregate proceeds were recorded as a financing obligation in the consolidated balance sheet and under financing in the statements of cash flow. In October 2016, the Company entered into agreements to replace the original guarantor, LSF9, with Forterra, as the new guarantor, effective immediately following completion of the Reorganization. Due to the change in guarantor, the Sale Leaseback qualified for sales recognition and was classified as an operating lease beginning October 2016. Associated with the sale, in October 2016, the Company recognized a loss on the statement of operations of $19.6 million and a deferred gain of $81.5 million. The Company is amortizing the deferred gain over the life of the lease. As of December 31, 2017, the non-current portion of the deferred gain was $75.7 million and the current portion of the deferred gain was $2.8 million in other current liabilities in the consolidated balance sheet.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

diameter ductile iron pipe facility located in Bessemer, Alabama used in its Water Pipe & Products segment (the “Mini Mill Facility”) for ownership of three Canadian concrete pressure pipe facilities that were previously included in the sale-leaseback transaction. No cash changed hands in the Exchange Transaction.

Under the Amended and Restated Master Leases, the Company will lease a total of 26 properties from the U.S. Buyer and a total of 2 properties from an affiliate of the Canadian Buyer, each for an initial term of 25 years, through June 30, 2043, followed by one optional renewal term of nine years, eleven months may be exercised at the Company’s option. The initial base rent under the U.S. Amended and Restated Master Lease is $17.1 million per annum, payable monthly, and is subject to a 2% annual increase during the initial term. If the Company elects to extend the term of the U.S. Amended and Restated Master Lease, the base rent for the first year of the extension will be the greater of 95% of the fair market rental value of the properties and an amount equal to 102% of the prior year’s base rent, subject to an annual increase based on changes in the Consumer Price Index, but capped at 4%. The U.S. Amended and Restated Master Lease restricts the Company’s use of the U.S. properties to heavy manufacturing, industrial, and other related uses. The Company cannot sublease or assign the properties covered by the U.S. Amended and Restated Master Lease without the prior written consent of the U.S. Landlord and subject to certain other restrictions. The terms of the Canadian Amended and Restated Master Lease are similar to those of the U.S. Amended and Restated Master Lease described above, except that the initial base rent is $1.2 million (CAD) per annum. The Company’s aggregate liability in connection with its representations, warranties, covenants and indemnification and other obligations is $5.0 million under the U.S. Exchange Agreement and $6.4 million (CAD) under the Canadian Exchange Agreement, subject to limited exceptions.

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

The Amended and Restated Master Leases extended the lease terms for all facilities, which caused the majority of the leases to be classified as capital leases instead of operating leases. Consequently, the Company recognized capital lease obligations as well as the gross value of the capital lease assets of $149.0 million, calculated by discounting minimum future lease payments using its incremental borrowing rate of 12.33%. The carrying value of the deferred gains of $100.0 million, the deferred rent of $3.8 million, and the deferred transaction cost of $5.7 million were reclassified to reduce the carrying value of capital lease assets.

During the year ended December 31, 2018, the Company recognized $10.0 million of rent expense in cost of goods sold for operating leases, related to payments made under the sales leaseback transaction. During the year ended December 31, 2017, the Company recognized $20.9 million of rent expense in cost of goods sold for operating leases, related to payments made under the sales leaseback transaction. During the year ended December 31, 2016, the Company recognized $9.3 million of interest expense under the financing obligation in interest expense and $4.3 million of rent expense in cost of goods sold for operating leases, related to payments made under the sales leaseback transaction.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

Earnout Dispute

The Acquisition included contingent consideration of up to $100.0 million if and to the extent the 2015 financial results of the businesses acquired by Lone Star in the Acquisition, including the Company and HC's former building products business in the United Kingdom, exceeded a specified Adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such Adjusted EBITDA calculation exceeds the specified target, LSF9 and, as a result of the Reorganization, the Company would be required to pay the U.S. affiliate of HC an amount equal to a multiple of such excess Adjusted EBITDA, with any payment capped at $100.0 million. In April 2016, the Company provided an earnout statement to affiliates of HC demonstrating that no payment was required. On June 13, 2016, HC provided notification that it disputes, among other things, the Company’s calculation of Adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100.0 million. The Company does not believe HeidelbergCement’s position has merit and is vigorously opposing HeidelbergCement's assertions. On October 5, 2016, affiliates of HeidelbergCement filed a lawsuit in the Delaware Court of Chancery seeking specific performance and claiming access to the Company's books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert’s authority; and in the alternative, claiming a breach of contract and seeking the $100.0 million and other damages or the Delaware Action. On December 8, 2017, the court granted the defendants' Motion to Dismiss the First Amended Complaint in the Delaware Action, finding that the earnout dispute should be heard before a neutral accounting arbitrator as set forth in the purchase agreement and that any claims that required to be brought as indemnification claims under the purchase agreement were time-barred by the contractual limitations period. Following the dismissal of the Delaware Action, the Company and HeidelbergCement jointly engaged a neutral accounting expert to act as an arbitrator in the dispute as required by the purchase agreement. The parties then briefed certain preliminary matters for the arbitrator. Based on the arbitrator's rulings, the Company is currently producing documents to HeidelbergCement. Under the terms of the engagement with the arbitrator, once document production is deemed complete, the parties will begin providing briefing on the merits of their claims to the arbitrator. As of December 31, 2018, no liability for this contingency has been accrued as payment of any earnout is not considered probable. However, the outcome of this matter is uncertain, and no assurance can be given to the ultimate outcome of the resulting proceedings. If the Company is unsuccessful in resolving the dispute, it could recognize a material charge to its earnings.

Securities Action and Derivative Actions

Beginning on August 14, 2017, four plaintiffs filed putative class action complaints in the United States District Court for the Eastern District of New York against various defendants. On July 27, 2018, an order was entered consolidating the lawsuits into a single action (the "Securities Action"), and transferring the venue of the case from the Eastern District of New York to the Northern District of Texas. On September 17, 2018, an order was entered appointing Wladislaw Maciuga as lead plaintiff and approving his counsel as lead counsel. Pursuant to an agreed scheduling order, plaintiffs in the Securities Action filed their Consolidated Amended Complaint on November 30, 2018.

The Securities Action is brought by two plaintiffs individually and on behalf of all persons that purchased or otherwise acquired the Company's common stock issued pursuant to and/or traceable to the IPO and is brought against the Company, certain of its current and former officers and directors, Lone Star and certain of its affiliates, and certain banks that acted as underwriters of the IPO (collectively, the “Securities Defendants”). The Securities Action generally alleges that the Company's registration statement on Form S-1 filed in connection with the IPO (the "Registration Statement") contained false or misleading statements and/or omissions of material facts. Specifically, plaintiffs allege the Registration Statement (1) made false and/or misleading statements about the Company's ability to generate organic growth through cross-selling initiatives amongst the Company's various businesses while failing to disclose that the Company had not adequately integrated acquisitions, had not rolled its cross-selling initiative, and that its businesses were submitting competing bids against one another, and (2) made false or misleading statements regarding the existence of certain accounting practices and alleged material weaknesses in the Company's internal controls over financial reporting, including the existence of and accounting for bill and hold transactions, the lack of sufficient accounting personnel, the lack of effective internal controls to ensure costs were properly and accurately accrued, resulting in misstated costs and profits in the Company's 2016

FORTERRA, INC.
Consolidated Notes to Financial Statements

financial statements, and the making of inventory accounting entries without adequate substantiation or documentation. The Securities Action asserts claims under Section 11 and Section 15 of the Securities Act of 1933, as amended, or the Securities Act and seeks (1) class certification under the Federal Rules of Civil Procedure, (2) damages suffered by plaintiffs and other class members, (3) prejudgment and post-judgment interest, (4) reasonable counsel fees and expert fees, and other costs and expenses reasonably incurred, and (5) other relief the court deems appropriate.

On February 15, 2019, the Securities Defendants filed a Motion to Dismiss all claims in the case based on plaintiffs' failure to state a claim. Under the scheduling order, plaintiffs have an opportunity to respond to the Motion to Dismiss by April 1, 2019, and the Securities Defendants will have the ability to reply in support of the motion by May 1, 2019.

On July 31, 2018, a putative shareholder derivative complaint captioned Maloney v. Bradley, et al., was filed in the United States District Court for the Northern District of Texas, naming as defendants certain of the Company’s current and former directors and officers (the "Maloney Action"). The complaint alleges the defendants breached their fiduciary duties, committed constructive fraud, and wasted corporate assets, and also asserts unjust enrichment claims against certain defendants. The complaint seeks, on behalf of the Company, unspecified damages, an order directing the return of certain payments to the defendants and imposing a constructive trust thereon, certain injunctive relief, reasonable costs and attorneys' fees, and punitive damages. On November 16, 2018, the defendants filed motions to dismiss the Maloney Action on the grounds that it was brought in the wrong venue in violation of the Company's Amended and Restated Certificate of Incorporation, that plaintiffs failed to make a pre-suit demand as required by applicable law and that plaintiff's complaint fails to state a claim. Briefing on the defendants' motions to dismiss was completed March 8, 2019.

On January 15, 2019, a putative shareholder derivative complaint captioned Lee v. Bradley, et al., was filed in the United States District Court for the District of Delaware, naming as defendants certain of the Company’s current and former directors and officers (the "Lee Action"). The complaint alleges the defendants violated Section 14A of the Securities and Exchange Act of1934, as amended, or the Exchange Act, and related rules by failing to make certain disclosures in the Company's proxy solicitation in advance of the 2017 Annual Meeting of Stockholders, and that defendants breached their fiduciary duties, wasted corporate assets, and committed constructive fraud. The complaint also asserts unjust enrichment claims against certain defendants. The complaint seeks, on behalf of the Company, unspecified damages, an order directing the return of certain payments to the defendants, certain injunctive relief, and reasonable costs and attorneys' fees. The Lee Action has not yet been served on the defendants, and no other pleadings have been filed as yet.

The Company and other defendants are vigorously defending the Securities Action, the Maloney Action and the Lee Action. Given the stage of the proceedings, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Securities Action, the Maloney Action or the Lee Action.

Long-term incentive plan

Following the Acquisition, Lone Star implemented a cash-based long term incentive plan (the “LTIP”), which entitles the participants in the LTIP a potential cash payout upon a liquidity event as defined by the LTIP. Potential liquidity events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star sells all or a portion of its direct and interests in the Company or successor entities of LSF9, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of December 31, 2018, no such liquidity events that meet the required return for an LTIP payment have occurred, and therefore no amounts were accrued in the accompanying consolidated balance sheet. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future liquidity events. The timing and amount of such payments are unknown and is dependent upon future liquidity events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the IPO, Forterra became directly liable for any payment

FORTERRA, INC.
Consolidated Notes to Financial Statements

obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered.

Leases

The Company leases certain property and equipment for various periods under non-cancelable operating and capital leases. Future minimum lease payments under such agreements as of December 31, 2018, net of non-cancelable subleaeses, were approximately (in thousands):

	Operating Leases	Capital Leases
2019	$11,603	$16,669
2020	10,490	16,807
2021	8,547	16,968
2022	8,480	17,218
2023	9,435	17,433
Thereafter	118,186	668,407
	$166,741	$753,502

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

For purposes of the tax receivable agreement, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which all such related tax benefits remain. The Company accounts for potential payments under the tax receivable agreement as a contingent liability, with amounts accrued when considered probable and reasonably estimable. As of the IPO date, the Company recorded a $160.8 million liability and a reduction to additional paid-in-capital related to the tax receivable agreement for the undiscounted value of probable future payments. Net of tax effects of $18.5 million, the net reduction to additional paid-in-capital related to the initial liability for the tax receivable agreement was $142.3 million. The passage of the TCJA described in Note 19 significantly reduced the Company's anticipated liability under the TRA. The reduction in the TRA liability resulted in $46.2 million of non-operating income recognized in the Company's statement of operations for the year ended December 31, 2017 due primarily to the decrease in the federal corporate tax rate. The liabilities recorded by the Company for the tax receivable agreement at December 31, 2018 and December 31, 2017 were $88.8 million and $117.6 million, respectively. The timing and amount of future tax benefits associated with the tax receivable agreement are subject to change, and additional payments may be required which could be materially different from the current accrued liability. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing activity in the statement of cash flows. For the year ended December 31, 2018, the Company paid $30.4 million on the TRA to Lone Star.

FORTERRA, INC.
Consolidated Notes to Financial Statements

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

The calculations of the basic and diluted EPS for the years ended December 31, 2018, 2017 and 2016 are presented below (in thousands, except per share data):

	Year ended December 31,
	2018	2017	2016
Loss from continuing operations	$(24,365)	$(2,060)	$(11,090)
Discontinued operations, net of tax	—	—	3,484
Net loss	$(24,365)	$(2,060)	$(7,606)

Common stock:
Weighted average basic shares outstanding	63,904	63,801	49,053
Effect of dilutive securities - stock options	—	—	—
Weighted average diluted shares outstanding	63,904	63,801	49,053

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.38)	$(0.03)	$(0.23)
Income (loss) from discontinued operations, net of taxes	$—	$—	$0.07
Net earnings (loss)	$(0.38)	$(0.03)	$(0.16)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.38)	$(0.03)	$(0.23)
Income (loss) from discontinued operations, net of taxes	$—	$—	$0.07
Net income (loss)	$(0.38)	$(0.03)	$(0.16)

Potential dilutive common shares were anti-dilutive as a result of the Company's net loss for the years ended December 31, 2018, 2017 and 2016. As a result, basic weighted average shares were used in the calculations of basic earnings per share and diluted earnings per share for those periods.

The number of stock options and restricted shares that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the years ended December 31, 2018, 2017 and 2016 was 2,749,348 and 209,607 and 71,372, respectively.

17.    Employee benefit plans

Defined Contribution Plans

The Company’s employees are able to participate in a 401K defined contribution plan. The Company contributes funds into this plan subject to certain limits. For the years ended December 31, 2018, December 31, 2017, and December 31, 2016, the Company recorded an expense of $6.6 million, $11.3 million and $10.5 million, respectively.

FORTERRA, INC.
Consolidated Notes to Financial Statements

18. Stock-based plans

2016 Stock Incentive Plan

The Company's previous equity compensation plan under which it has granted stock awards is the Forterra, Inc. 2016 Stock Incentive Plan, or the 2016 Incentive Plan. The aggregate number of shares of common stock that was initially available for issuance under the 2016 Incentive Plan was 5,000,000 shares. The Company's board of directors has granted employees and independent directors options to purchase shares of common stock, shares of restricted common stock and restricted stock units. The options, restricted stock and restricted stock units awarded to employees are subject to either three-year or four-year vesting periods and the options, restricted stock and restricted stock units awarded to independent directors are subject to a one-year vesting period. The awards of stock options granted under the 2016 Incentive Plan have a term of ten years. In May 2018, the Company's shareholders approved the Forterra, Inc. 2018 Stock Incentive Plan, or the 2018 Incentive Plan. The 2018 Incentive Plan serves as the umbrella plan for the Company’s stock-based and cash-based incentive compensation programs for its directors, officers and other eligible employees. The aggregate number of shares of common stock issuable under the 2018 Incentive Plan is 5,000,000 shares plus any shares subject to outstanding awards under the 2016 Incentive Plan as of the date of the approval of the 2018 Incentive Plan that on or after such date cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in nonforfeitable shares).

In accordance with ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expense over the requisite service period for the entire award, which is generally the maximum vesting period of the award or over a shorter period when employee retirement eligibility is a factor, in an amount equal to the fair value of share-based payments, which include stock options granted and restricted stock awards to employees and non-employees members of Forterra's Board of Directors. The Company records stock-based compensation expense in cost of goods sold and selling, general, and administrative expenses. Stock-based compensation expense was approximately $6.2 million, $3.7 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock Option Grants

The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the option grants in the years ended December 31, 2018 and December 31, 2017:

	2018	2017
Expected dividends	—%	—%
Expected volatility	32.90%	39.60%
Risk-free interest rate	1.71%	0.86%
Expected lives in years	6	6
Weighted-average fair value of options:
Granted at fair value	$2.76	$4.16
Weighted-average exercise price of options:
Granted at fair value	$7.92	$10.76

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock option have characteristics significantly different from those of traded options, the use of the Black-Scholes option pricing model may not provide a reliable estimate of the fair value of employee stock options.

A summary of the status of the Company's stock options is presented below:

	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding, December 31, 2016	357,840	$18.00
Granted	1,258,155	$10.76
Exercised	—	n/a
Forfeited	(361,566)	$12.56
Outstanding, December 31, 2017	1,254,429	$12.31
Granted	2,189,216	$7.92
Exercised	—	n/a
Forfeited	(342,226)	$12.53
Outstanding, December 31, 2018	3,101,419	$9.19
Options vested or expected to vest at year end	3,101,419	$9.19
Options exercisable at year end	410,804	$12.15

As of December 31, 2018, the Company has approximately $5.9 million of unrecognized stock option compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Restricted Stock and Restricted Stock Unit Awards

Restricted stock are share awards that entitle the holder to receive shares of the Company's common stock which become freely transferable upon vesting. Restricted stock has the same dividend and voting rights as common stock and is considered to be issued and outstanding upon grant. Restricted stock units are share awards denominated in units of the Company's common stock and are subject to a service condition. The restricted stock units do not have the voting rights of common stock, and the shares underlying restricted stock units are not considered issued and outstanding upon grant. The restricted stock and restricted stock unit awards generally vest one to four years from the date of grant and are generally subject to forfeiture if employment terminates prior to the vesting date. The estimated compensation cost of the restricted stock and restricted stock unit awards, which is equal to the fair value of the awards on the date of grant, is recognized on a straight-line basis over the vesting period.

FORTERRA, INC.
Consolidated Notes to Financial Statements

The following table summarizes the activity for restricted stock and restricted stock units:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested balance at December 31, 2016	134,650	$18.00
Grants	478,539	$12.93
Vested shares	(44,628)	$18.03
Forfeitures	(127,211)	$14.16
Unvested balance at December 31, 2017	441,350	$13.60
Grants	542,979	$7.98
Vested shares	(155,260)	$13.11
Forfeitures	(84,706)	$12.98
Unvested balance at December 31, 2018	744,363	$9.68

At December 31, 2018, there was $4.8 million of total unrecognized compensation cost related to unvested restricted stock and restricted stock units and that cost is expected to be recognized over a weighted average period of 1.9 years.

19.    Income taxes

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017 (“TCJA”). Effective January 2018, the TCJA, among other things, reduced the marginal U.S. corporate income tax rate from 35% to 21%, limited the deductibility of interest expense, limited the deduction for net operating losses and eliminated net operating loss carrybacks, and modified or eliminated many business deductions and credits. There were also provisions that partially offset the benefit of the rate reduction, such as the repeal of the deduction for domestic production activities. The TCJA also included international provisions, which generally established a territorial-style system for taxing foreign source income of domestic multinational corporations known as global intangible low-taxed income ("GILTI") for the years beginning after December 31, 2017 and imposed a mandatory one-time transition tax on undistributed international earnings for the year ended December 31, 2017.

Financial statement impacts include adjustments for, among other things, the remeasurement of deferred tax assets and liabilities. U.S. GAAP accounting for income taxes required that Forterra record the impact of any tax law change on its deferred income taxes in the quarter that the tax law change was enacted, which was the fourth quarter ended December 31, 2017. Due to the complexities involved in accounting for the enactment of TCJA, SEC Staff Accounting Bulletin 118 allowed the Company to provide a provisional estimate of the impacts of the TCJA in its earnings during a one-year measurement period. During the year ended December 31, 2017, the Company recorded a provisional income tax benefit for the reduction in net deferred income tax liabilities of approximately $28.7 million, due to the remeasurement of net U.S. deferred tax liabilities at the lower 21% U.S. federal corporate income tax rate, offset by the recognition of a one-time transition tax on foreign earnings of $1.7 million. In addition, the Company recorded the pretax income effect of the change related to the Company's estimated tax receivable agreement obligation primarily due to the lower U.S. federal corporate income tax rate in the year ended December 31, 2017. See Note 15 for further discussion on the tax receivable agreement. During the year ended December 31, 2018, the Company did not record any significant adjustments to the originally recorded amount. Forterra considers the accounting for the TCJA complete as of December 31, 2018.

Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts, using currently enacted tax rates.

FORTERRA, INC.
Consolidated Notes to Financial Statements

The Company’s income (loss) from continuing operations before income taxes was as follows (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2018	2017	2016
U.S. companies	$(36,317)	$(54,690)	$(80,425)
Foreign companies	15,037	11,958	17,643
Loss from continuing operations before income taxes	$(21,280)	$(42,732)	$(62,782)

The income tax benefit (expense) was as follows (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2018	2017	2016
Current income tax
U.S. companies	$(13,225)	$21,539	$(5,265)
State	(5,779)	(1,479)	(6,370)
Foreign companies	(4,849)	(4,884)	(7,599)
Total current tax (expense) benefit	(23,853)	15,176	(19,234)

Deferred income tax
U.S. companies	17,273	26,866	59,084
State	3,306	(1,658)	9,326
Foreign companies	189	288	2,516
Total deferred tax benefit	20,768	25,496	70,926

Income tax (expense) benefit	$(3,085)	$40,672	$51,692

FORTERRA, INC.
Consolidated Notes to Financial Statements

The rate reconciliation for continuing operations presented below is based on the U.S. federal statutory tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 because the predominant business activity is in the U.S. (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2018	2017	2016
Loss from continuing operations	$(21,280)	$(42,732)	$(62,782)

Income tax benefit at statutory rate of 21% and 35%	$4,469	$14,956	$21,974
State income taxes, net of federal benefit	1,494	1,470	2,725
Foreign rate differential	(568)	1,586	1,746
Non-deductible expenses	(891)	(1,233)	(3,428)
Change in valuation allowance	(6,601)	(4,141)	28,597
Divestiture of assets	(1,559)	—	—
Goodwill impairment	—	(1,147)	—
Effect of TCJA	(1,397)	26,932	—
Tax credits	1,398	497	—
Other	570	1,752	78
Total income tax benefit (expense)	(3,085)	$40,672	$51,692

The income tax expense for the year ended December 31, 2018 is primarily attributable to the unfavorable impact of the federal and state valuation allowance increase, inclusion of GILTI, and impact of the disposition of nondeductible goodwill in connection with the Foley exchange described in Note 3, partially offset with the favorable impact of the tax credits and state tax benefit. The income tax benefit for the year ended December 31, 2017 is primarily attributable to provisional amounts recognized related to the enactment of the TCJA and losses from operations. The income tax benefit for the year ended December 31, 2016 is primarily attributable to the release of the Company’s U.S. federal and unitary state valuation allowance.

The Company evaluates the recoverability of its deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. The Company assesses whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” criteria. The analysis used in determining the valuation allowance involves considerable judgment and assumptions. After consideration of all evidence, the Company increased the valuation allowance by $6.6 million during the year ended December 31, 2018.

The Company's history of pretax losses limits its ability to rely on projections of future pretax income, and the TCJA limits the ability to carryback losses to recover taxes paid in prior periods; therefore, realization of deferred tax assets is based primarily on reversal of taxable temporary differences. The amendment and restatement of the sale-leaseback transaction that closed during the second quarter ended June 30, 2018 affected the timing and recognition of temporary differences, and the Company concluded that a portion of its deferred tax assets no longer meets the “more likely than not” criteria for realization based on reversal of taxable temporary differences.

FORTERRA, INC.
Consolidated Notes to Financial Statements

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. The net deferred tax asset (liability) balances were comprised of the following components as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Inventory	$6,424	$5,833
Reserves	3,093	3,326
Accrued liabilities	4,347	4,316
Net operating losses	3,243	4,580
Capitalized transaction costs	3,407	3,292
Capital leases	27,139	—
Deferred gain on sale leaseback	2,521	19,593
Derivatives	—	1,402
Tax receivable agreement	1,645	1,220
Other assets	3,890	3,871
Total deferred tax assets	55,709	47,433
Valuation allowance	(15,427)	(8,818)
Total deferred tax assets, net	$40,282	$38,615
Deferred tax liabilities:
Fixed assets	$(50,686)	$(58,300)
Deferred financing costs	(8,631)	(10,440)
Intangible assets	(27,580)	(37,356)
Total deferred tax liabilities	$(86,897)	$(106,096)

Net deferred tax asset (liability)	$(46,615)	$(67,481)

As of December 31, 2018, the Company has tax loss carryforwards as follows (in thousands):

	Amount	Expiration Date
Federal net operating losses	$—	—
State net operating losses	$42,258	2020-2038
Foreign net operating losses	$4,127	2035-2038

As a result of the TCJA, the earnings of foreign subsidiaries prior to December 31, 2017 were subject to the one-time transition tax. Earnings of foreign subsidiaries for the years ending December 31, 2018 and future periods are subject to the provisions of GILTI. At this time, the Company does not anticipate triggering additional foreign withholding taxes on such foreign earnings if repatriated, and accordingly, has not recorded a deferred tax liability for such taxes.

Uncertain tax positions

The Company is subject to audit examinations at federal, state, local, and foreign levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any tax return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcomes of these challenges are subject to uncertainty. The Company is under audit with respect to the U.S. federal income tax for the years ended

FORTERRA, INC.
Consolidated Notes to Financial Statements

December 31, 2016 and 2017. The Company is not aware of any adjustments with respect to any year under audit. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.

Each period the Company assesses uncertain tax positions for recognition, measurement and effective settlement. Based on the Company's assessment, it determined that no liabilities for uncertain tax positions should be recorded as of December 31, 2018 and 2017.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

The following tables set forth the disaggregation of revenue earned from contracts with customers based on the Company's reportable segments as well as other financial information attributable to the Company's reportable segments for the periods presented (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2018	2017	2016
Net sales:
Drainage Pipe & Products	$811,477	$834,810	$728,872
Water Pipe & Products	668,235	745,555	632,573
Corporate and Other	—	48	2,517
Total	$1,479,712	$1,580,413	$1,363,962

Depreciation and amortization:
Drainage Pipe & Products	$41,495	$45,750	$41,004
Water Pipe & Products	62,917	69,089	51,799
Corporate and Other	1,011	820	700
Total	$105,423	$115,659	$93,503

Segment EBITDA and reconciliation to income (loss) before income taxes:
Drainage Pipe & Products	$156,735	$129,618	$138,274
Water Pipe & Products	64,547	47,587	98,641
Corporate and Other	(58,802)	(44,870)	(81,146)
Less: Interest expense	(78,337)	(59,408)	(125,048)
Depreciation and amortization	(105,423)	(115,659)	(93,503)
Loss before income taxes	$(21,280)	$(42,732)	$(62,782)

Capital expenditures:
Drainage Pipe & Products	$27,761	$22,386
Water Pipe & Products	18,529	20,827
Corporate and Other	2,391	1,349
Total	$48,681	$44,562

Total assets:
Drainage Pipe & Products	$800,454	$744,135
Water Pipe & Products	922,162	925,457
Corporate and Other	70,636	141,646
Total	$1,793,252	$1,811,238

In addition, the Company also has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $10.2 million, $12.4 million and $11.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, and with the following balances (in thousands):

	December 31,
	2018	2017
Investment in equity method investee	$50,607	$54,445

Disaggregated revenue by geographic location is provided in the tables below. The Company has operations in the United States, Canada and Mexico. The economic characteristics of the Company's customers does not significantly vary across geographic locations or product lines. The Company has both revenues and

FORTERRA, INC.
Consolidated Notes to Financial Statements

long-lived assets in each country and those assets and revenues are recorded within geographic location as follows (in thousands):

Property, plant, and equipment, net:	December 31,
	2018	2017
United States	$441,773	$381,754
Canada	40,331	20,251
Mexico	10,063	10,567
	$492,167	$412,572

Net Sales:	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2018	2017	2016
United States	$1,389,115	$1,485,092	$1,244,378
Canada	80,868	82,529	110,567
Mexico	9,729	12,792	9,017
	$1,479,712	$1,580,413	$1,363,962

21. Related party transactions

Hudson Advisors

The Company had an advisory agreement with Hudson Advisors, an affiliate of Lone Star, to provide certain management oversight services to the Company, including assistance and advice on strategic plans, obtaining and maintaining certain legal documents, and communicating and coordinating with service providers. The Company incurred fees totaling $4.7 million for the year ended December 31, 2016 included in Selling, general and administrative expense on the statement of operations. In conjunction with the IPO, the advisory agreement with Hudson Advisors has been terminated.

CP&P

The Company sold certain goods and services to its joint venture, CP&P, including spare parts for repairs, and property rentals. For the year ended December 31, 2018, Forterra sold $0.1 million of product to CP&P and purchased goods and services from CP&P for an amount of $0.2 million. For the year ended December 31, 2017, the Company received $0.2 million in exchange for purchased goods and services from CP&P. For the year ended December 31, 2016, Forterra sold $0.1 million of product to CP&P and purchased $0.1 million of goods and services from CP&P.

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

Contributed capital

During 2016, the Company had a capital contribution for the funding of the U.S. Pipe acquisition of $402.1 million. The Company also distributed the net assets and certain tax attributes associated with the former bricks business of $150.2 million to affiliates of LSF9 as well as the Tax Receivable Agreement of $142.3 million. Additionally, the Company made cash distributions to affiliates of LSF9 of $363.6 million and had other contributed capital activity of $38.4 million.

FORTERRA, INC.
Consolidated Notes to Financial Statements

Bricks Joint Venture

In connection with the Bricks Disposition, Forterra entered into a transition services agreement with the Bricks Joint Venture. Pursuant to the transition services agreement. Forterra would continue to provide certain administrative services, including but not limited to information technology, accounting and treasury for a limited period of time. The Company recognized a total of $10 thousand and $1.6 million in Other operating income, net pursuant to the transition services agreement for the years ended December 31, 2018 and December 31, 2017, respectively. Additionally, during the transition period, the Company collected cash from as well as settled invoices and payroll on behalf of its former Bricks business. As a result, Forterra had a net receivable from affiliates of $4.4 million and $4.1 million as of December 31, 2018 and 2017, respectively, included in other current assets.

22.   Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations:

Year ended December 31, 2018:
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$289,960	$416,087	$434,510	$339,155
Cost of goods sold	255,595	340,774	357,374	280,400
Gross profit	34,365	75,313	77,136	58,755
Income (loss) from continuing operations before taxes	(23,595)	14,237	8,296	(20,218)
Net income (loss)	(19,910)	6,994	5,503	(16,952)
Basic earnings (loss) per share:
Net earnings (loss)	$(0.31)	$0.11	$0.09	$(0.27)
Diluted earnings (loss) per share:
Net income (loss)	$(0.31)	$0.11	$0.09	$(0.27)

Year ended December 31, 2017:
(in thousands, except per share amounts)	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
Net sales	$338,302	$436,685	$444,257	$361,169
Cost of goods sold	299,335	361,089	362,150	304,731
Gross profit	38,967	75,596	82,107	56,438
Income (loss) from continuing operations before taxes	(35,907)	(14,803)	(19,956)	27,934
Net income (loss)	(22,543)	(11,173)	(11,502)	43,158
Basic earnings (loss) per share:
Net income (loss)	$(0.35)	$(0.18)	$(0.18)	$0.68
Diluted earnings (loss) per share:
Net income (loss)	$(0.35)	$(0.18)	$(0.18)	$0.67

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

(4) The results of operations for the fourth quarter of 2017 include a pretax gain of $45.4 million for the reduction in the tax receivable agreement liability and a tax benefit of $26.9 million for the effect of the TCJA.

23.   Supplemental Cash Flow Disclosures

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2018	2017	2016
SUPPLEMENTAL DISCLOSURES (in thousands):
Cash interest paid	$69,381	$54,676	$77,437
Income taxes paid, net of refunds received	11,068	28,086	66,264
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Assets and liabilities acquired in non-cash exchange	18,140	—	—
Capital lease obligation	(148,962)	—	—
Brick Disposition, net of tax	—	—	(150,222)
Issuance of tax receivable agreement, net of tax	—	—	(142,349)
Other affiliate transactions affecting Contributed Capital	—	—	38,434
Fair value changes of derivatives recorded in OCI, net of tax	970	(3,548)	215

24.    Subsequent event

On March 1, 2019, the Company acquired substantially all the assets of Houston Buckner Precast, LLC, a Texas limited liability company ("Houston"), Buckner Precast, LLC, a Texas limited liability company ("Buckner"), Montgomery 18905 E. Industrial, LLC, a Texas limited liability company ("Montgomery"), and 1763 Old Denton Road, LLC, a Texas limited liability company ("Denton Road") for aggregate consideration of $12.0 million in cash, subject to a working capital true up 90 days post close.  Located in New Caney, Texas and Decatur, Texas, Houston and Buckner manufacture concrete precast products for drainage applications.  Montgomery and Denton Road hold the real property the manufacturing facilities operate on.  The assets of the Buckner acquisition will operate as part of the Company’s Drainage Pipe & Products segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2018.

Based on the evaluation referenced above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

Management assessed the Company's internal control over financial reporting as of December 31, 2018 using the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that as of December 31, 2018, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report included below.

Changes in Internal Control over Financial Reporting

Other than the Remediation of Previously Reported Material Weaknesses actions described below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have a materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of previously reported material weaknesses

In previous annual and quarterly reports, we disclosed the following material weaknesses in our internal control over financial reporting:

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

As of December 31, 2018, we have remediated these material weaknesses. The remediation of these material weaknesses included the implementation of the following:

•	Conducted additional training at the plant level on inventory receiving and delivery controls as well as physical inventory counts;

•
Enhanced management review and monitoring of inventory costing calculations to ensure the correctness of the methodology, the integrity of the data used, as well as the mathematical accuracy of the calculation;

•	Implemented a process of periodically reviewing inventory standard costs;

•	Implemented plant level controls on product shipment and reconciliation to revenue recognition; and

•	Designed and implemented controls on sales order processing with special emphasis on customer acknowledgment.

•	Established a more rigorous review process over the evaluation of user access to IT systems, including preventative reviews prior to any changes to user access and periodic reviews of all user access;

•	Improved the structure and governance surrounding controls over IT systems;

•	Implemented enhanced review procedures and analysis over the segregation of duties in IT systems;

•	Revised policies on the documentation of IT control performance and the retention of that documentation; and

•	Replaced certain IT systems that have inherent control limitations.

Inherent Limitations on Effectiveness of Controls

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forterra, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Forterra, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forterra, Inc. (the Company) has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, and our report dated March 12, 2019 expressed an unqualified opinion thereon.

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
March 12, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2019 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2018.

Item 11. Executive Compensation

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2018, information with respect to (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance, in each case under our 2016 Stock Incentive Plan or 2018 Stock Incentive Plan. We do not have any equity compensation plans not approved by security holders.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	3,101,419	$9.19	973,007

All other information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

PART IV
Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K, or incorporated herein by reference:

1.    Financial Statements. The Company's financial statements are included in Part II, Item 8, Financial Statements and Supplementary Data.

2.    Financial Statement Schedules. All schedules are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the Consolidated Financial Statements.

3.    Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K or are incorporated by reference herein.

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
(a)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(d)

3.2	Amended and Restated Bylaws of the Registrant.	(b)

4.1	Registration Rights Agreement dated as of October 19, 2016 between Forterra, Inc. and LSF9 Concrete Mid-Holdings Ltd.	(b)

4.2	Form of Certificate of Common Stock of the Registrant.	(e)

10.1	Amended and Restated Master Land and Building Lease dated June 5, 2018 between Pipe Portfolio Owner (Multi) LP and Forterra Pipe & Precast LLC and certain affiliates.	(l)

10.2	Amended and Restated Master Land and Building Lease dated June 5, 2018 between FORT-NOM HOLDINGS (ONQC) INC. and Forterra Pipe & Precast, Ltd.	(l)

10.3
Amended and Restated Limited Liability Company Agreement of Concrete Pipe & Precast, LLC, dated as of August 3, 2012, by and among Concrete Pipe & Precast, LLC, Americast, Inc. and Hanson Pipe & Precast LLC.
(a)

10.4	Form of Tax Receivable Agreement.	(e)

10.5	Form of Indemnification Agreement for executive officers and directors.	(b)

10.6#	Employment Agreement between HBP Pipe and Precast LLC and Jeff Bradley dated as of July 8, 2015.	(a)

10.7#	LSF9 Concrete Holdings Ltd. Long Term Incentive Plan (with form of award agreement).	(a)

10.8#	Notice regarding LSF9 Concrete Holdings Ltd. Long Term Incentive Plan dated December 14, 2016.	(h)

10.9#	Forterra, Inc. 2016 Stock Incentive Plan.	(g)

10.10#	Form of Grant Notice for 2016 Stock Incentive Plan Nonqualified Stock Options Award.	(c)

10.11#	Form of Grant Notice for 2016 Stock Incentive Plan Incentive Stock Options Award.	(c)

10.12#	Form of Grant Notice for 2016 Stock Incentive Plan Restricted Stock Award.	(c)

10.13#	Form of Grant Notice for 2016 Stock Incentive Plan Restricted Stock Unit Award.	(c)

10.14#	Form of Grant Notice for 2016 Stock Incentive Plan Performance Restricted Stock Unit Award.	(c)

10.15#	Forterra, Inc. 2018 Stock Incentive Plan.	(n)

10.16
Senior Lien Term Loan Credit Agreement dated October 25, 2016 by and among Forterra, Inc., Forterra Finance, LLC, as borrower, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
(f)

10.17#	ABL Credit Agreement dated October 25, 2016 by and among Forterra, Inc. and certain of its subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as agent.	(f)

10.18
First Amendment to Senior Lien Term Loan Credit Agreement dated May 1, 2017 by and among Forterra, Inc., Forterra Finance, LLC, as borrower, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
(i)

10.19	Employment Agreement, dated as of September 6, 2017 by and between the Company and Charlie Brown.	(j)

10.20#	Employment Agreement, dated as of December 18, 2017 by and between the Company and Mark Carpenter.	(k)

10.21#	Employment Agreement, dated as of December 18, 2017 by and between the Company and Lori Browne.	(k)

10.22#	Offer Letter of Mr. Rich Hunter dated May 16, 2018.	(m)

10.23#	Form of Grant Notice for 2018 Stock Incentive Plan Nonqualified Stock Options Award.	*

10.24#	Form of Grant Notice for 2016 Stock Incentive Plan Restricted Stock Unit Award.	*

10.25#	Employment Agreement, dated as of April 26, 2016 by and between the Company and William P. Kerfin, Jr.	(o)

10.26#	Separation and General Release Agreement between William P. Kerfin, Jr. and Forterra, Inc. and USP Holdings, Inc. dated as of July 23, 2018.	*

21.1	Subsidiaries of the Registrant.	*

23.1	Consent of Ernst & Young LLP.	*

23.2	Consent of Moss Adams LLP.	*

23.3	Consent of Hein & Associates LLP.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	^

99.1	Financial Statements of Concrete Pipe & Precast, LLC as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016.	*

101.INS	XBRL Instance Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*
101.DEF	XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

*	Filed herewith
#	Denotes management compensatory plan or arrangement
+	Certain schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.
^
Exhibit 32.1 shall not be deemed filed with the SEC, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(a)	Previously filed on July 8, 2016 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(b)	Previously filed on August 15, 2016 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(c)	Previously filed on September 8, 2016 as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(d)	Previously filed on October 7, 2016 as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(e)	Previously filed on October 17, 2016 as an exhibit to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(f)	Previously filed on November 11, 2016 as an exhibit to the Company’s Current Report on Form 8-K/A and incorporated herein by reference.
(g)	Previously filed on January 10, 2017 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-215504) and incorporated herein by reference.
(h)	Previously filed on March 31, 2017 as an exhibit to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and incorporated herein by reference.
(i)	Previously filed on May 15, 2017 as an exhibit to the Company Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 and incorporated herein by reference.
(j)	Previously filed on September 7, 2017 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(k)	Previously filed on December 20, 2017 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(l)	Previously filed on June 11, 2018 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(m)	Previously filed on May 22, 2018 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(n)	Previously filed on April 20, 2018 as an exhibit to the Company's Definitive Proxy Statement and incorporated herein by reference.
(o)	Previously filed on July 24, 2018 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTERRA, INC.
(Registrant)

	/s/ Jeff Bradley	March 12, 2019
By:	Jeff Bradley
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jeff Bradley	President and Chief Executive Officer; Director	March 12, 2019
Jeffrey Bradley	(Principal Executive Officer)

/s/ Charles R. Brown, II	Executive Vice President and Chief Financial Officer	March 12, 2019
Charles R. Brown, II	(Principal Financial Officer, Principal Accounting Officer)

/s/ Richard Cammerer, Jr.	Director	March 12, 2019
Richard Cammerer, Jr.

/s/ Rafael Colorado	Director	March 12, 2019
Rafael Colorado

/s/ Robert Corcoran	Director	March 12, 2019
Robert Corcoran

/s/ Chad Lewis	Director	March 12, 2019
Chad Lewis

/s/ Clint McDonnough	Director	March 12, 2019
Clint McDonnough

/s/ John McPherson	Director	March 12, 2019
John McPherson

/s/ Chris Meyer	Chairman of the Board, Director	March 12, 2019
Chris Meyer

/s/ Allison Navitskas	Director	March 12, 2019
Allison Navitskas

/s/ Jacques Sarrazin	Director	March 12, 2019
Jacques Sarrazin