Form 10-Q
period 2019-03-31
Forterra, Inc.
filed 2019-05-07
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Securities Registered Pursuant to Section 12(b):

Title of Each Class	Ticker Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	FRTA	Nasdaq Global Select Market

There were 64,298,636 shares of common stock, par value $0.001 per share, of the registrant outstanding as of May 2, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORTERRA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	March 31,
	2019	2018
	(unaudited)
Net sales	$291,858	$289,960
Cost of goods sold	250,053	255,595
Gross profit	41,805	34,365
Selling, general & administrative expenses	(51,391)	(51,862)
Impairment and exit charges	(231)	(1,445)
Other operating income, net	579	790
	(51,043)	(52,517)
Loss from operations	(9,238)	(18,152)

Other income (expense)
Interest expense	(24,665)	(13,308)
Earnings from equity method investee	1,567	1,849
Other income, net	—	6,016
Loss before income taxes	(32,336)	(23,595)
Income tax benefit	7,297	3,685
Net loss	$(25,039)	$(19,910)

Loss per share:
Basic and diluted	$(0.39)	$(0.31)
Weighted average common shares outstanding:
Basic and diluted	64,004	63,838

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended
	March 31,
	2019	2018
	(unaudited)
Net loss	$(25,039)	$(19,910)
Unrealized gain on derivative activities, net of tax	—	970
Change in other postretirement benefit plans, net of tax	373	—
Foreign currency translation adjustment	1,508	(1,557)
Comprehensive loss	$(23,158)	$(20,497)

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$8,175	$35,793
Receivables, net	206,283	198,468
Inventories	305,534	285,030
Other current assets	31,801	24,798
Total current assets	551,793	544,089
Non-current assets
Property, plant and equipment, net	496,741	492,167
Operating lease right-of-use assets	63,397	—
Goodwill	508,473	508,193
Intangible assets, net	178,450	183,789
Investment in equity method investee	50,674	50,607
Other long-term assets	2,389	14,407
Total assets	$1,851,917	$1,793,252

LIABILITIES AND EQUITY
Current liabilities
Trade payables	$118,379	$114,708
Accrued liabilities	59,798	70,236
Deferred revenue	8,948	9,138
Current portion of long-term debt	12,510	12,510
Current portion of tax receivable agreement	15,457	15,457
Total current liabilities	215,092	222,049
Non-current liabilities
Long-term debt	1,214,659	1,176,095
Long-term finance lease liabilities	135,520	134,948
Long-term operating lease liabilities	58,420	—
Deferred tax liabilities	43,069	46,615
Deferred gain on sale-leaseback	—	9,338
Other long-term liabilities	18,315	22,667
Long-term tax receivable agreement	73,318	73,318
Total liabilities	1,758,393	1,685,030
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.001 par value, 190,000 shares authorized; 64,263 and 64,206 shares issued and outstanding	18	18
Additional paid-in-capital	236,434	234,931
Accumulated other comprehensive loss	(8,859)	(10,740)
Retained deficit	(134,069)	(115,987)
Total shareholders' equity	93,524	108,222
Total liabilities and shareholders' equity	$1,851,917	$1,793,252

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity

Balance at December 31, 2018	64,205,604	$18	$234,931	$(10,740)	$(115,987)	$108,222
Cumulative effect of accounting changes, net of tax	—	—	—	—	6,957	6,957
Share-based compensation expense	—	—	1,529	—	—	1,529
Stock-based plan activity	57,106	—	(26)	—	—	(26)
Comprehensive loss:
Net loss	—	—	—	—	(25,039)	(25,039)
Change in other postretirement benefit plans, net of tax	—	—	—	373	—	373
Foreign currency translation adjustment	—	—	—	1,508	—	1,508
Balance at March 31, 2019	64,262,710	$18	$236,434	$(8,859)	$(134,069)	$93,524

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity

Balance at December 31, 2017	64,230,888	$18	$230,023	$(5,098)	$(92,452)	$132,491
Share-based compensation expense	—	—	1,154	—	—	1,154
Stock-based plan activity	(3,663)	—	(57)	—	—	(57)
Comprehensive loss:
Net loss	—	—	—	—	(19,910)	(19,910)
Gain on derivative transactions, net of tax	—	—	—	970	—	970
Foreign currency translation adjustment	—	—	—	(1,557)	—	(1,557)
Reclassification due to the adoption of ASU 2018-02	—	—	—	(830)	830	—
Balance at March 31, 2018	64,227,225	$18	$231,120	$(6,515)	$(111,532)	$113,091

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)
Net loss	$(25,039)	$(19,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization expense	24,392	27,412
(Gain) / loss on business divestiture	—	(6,016)
(Gain) / loss on disposal of property, plant and equipment	(53)	53
Amortization of debt discount and issuance costs	1,999	2,017
Stock-based compensation expense	1,529	1,154
Earnings from equity method investee	(1,567)	(1,849)
Distributions from equity method investee	1,500	—
Unrealized loss / (gain) on derivative instruments, net	2,092	(3,349)
Unrealized foreign currency gains, net	(260)	(187)
Provision (recoveries) for doubtful accounts	487	(614)
Deferred taxes	(5,927)	(8,644)
Deferred rent	—	585
Other non-cash items	387	457
Change in assets and liabilities:
Receivables, net	(8,145)	(3)
Inventories	(20,100)	(30,772)
Other current assets	(2,860)	2,870
Accounts payable and accrued liabilities	(12,447)	(7,980)
Other assets & liabilities	57	1,435
NET CASH USED IN OPERATING ACTIVITIES	(43,955)	(43,341)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, and intangible assets	(22,949)	(9,273)
Proceeds from sale of fixed assets	174	—
Settlement of net investment hedges	—	(4,990)
Business combinations, net of cash acquired	—	10,055
NET CASH USED IN INVESTING ACTIVITIES	(22,775)	(4,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loans	(3,128)	(3,128)
Proceeds from revolver	42,000	—
Other financing activities	(183)	(136)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	38,689	(3,264)
Effect of exchange rate changes on cash	423	(366)
Net change in cash and cash equivalents	(27,618)	(51,179)
Cash and cash equivalents, beginning of period	35,793	104,534
Cash and cash equivalents, end of period	$8,175	$53,355

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$18,987	$14,096
Income taxes paid	1,209	899
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Assets and liabilities acquired in non-cash exchange	—	18,140
Fair value changes of derivatives recorded in OCI, net of tax	—	970
Leased assets obtained in exchange for new lease liabilities	1,609	—

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and description of the business

Description of the Business

Forterra, Inc. (“Forterra” or the ‘‘Company’’) is involved in the manufacturing, sale and distribution of building products in the United States (“U.S.”) and Eastern Canada. Forterra’s primary products are concrete drainage pipe, precast concrete structures, and water transmission pipe used in drinking and wastewater systems. These products are used in the residential, infrastructure and non-residential sectors of the construction industry.

Organization

Forterra, a Delaware corporation, was formed on June 21, 2016 to hold the business of Forterra Building Products. The entities comprising the business of Forterra Building Products were indirect wholly-owned subsidiaries of HeidelbergCement A.G. (together with its affiliates, "HC") prior to its acquisition by LSF9 Concrete Holdings Ltd. ("LSF9") on March 13, 2015 (the "Acquisition"), including certain businesses that were divested between March 2015 and October 2016. In October 2016, in a corporate reorganization transaction (the "Reorganization") ownership of the remaining businesses of Forterra Building Products was transferred to Forterra, a wholly-owned subsidiary of Forterra US Holdings, LLC, which is indirectly wholly-owned by an affiliate of Lone Star Fund IX (U.S.),L.P. (along with its affiliates, related parties and associated, but excluding the Company and other companies that it owns as a result of its investment activity, “Lone Star”). On October 25, 2016, Forterra sold 18,420,000 shares of common stock in its initial public offering (the “IPO”).

2. Summary of significant accounting policies

General

The Company's condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts and results of operations of the Company and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation.

The condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive income (loss), cash flows and equity for the periods presented herein reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Seasonal changes and other conditions can affect the sales volumes of the Company's products. The financial results for any interim period do not necessarily indicate the expected results for the year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 as provided in Forterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 12, 2019 (the “2018 10-K”). The Company has continued to follow the accounting policies set forth in those financial statements, except as supplemented and documented below. Certain prior year numbers were reclassified to conform with current year presentation. Such reclassification had no impact on the previously reported results of operations.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Concentration of Credit Risk

The Company had an individual customer within its Water Pipe & Products segment that accounted for approximately 14% and 15% of the Company's total net sales for the three months ended March 31, 2019 and 2018, respectively, and total receivables at March 31, 2019 and December 31, 2018 representing 18% and 16% of the Company's total receivables, net, respectively.

Leases

The Company determines if an arrangement is a lease at inception. Leases with an initial term of less than 12 months are not recorded on the balance sheet. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and long-term operating lease liabilities in the condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, accrued liabilities, and long-term finance lease liabilities in the condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For machinery and equipment leases, such as forklifts, the Company accounts for the lease and non-lease components as a single lease component.

Recent Accounting Guidance Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which establishes the principles that lessees and lessors shall apply to report information about the amount, timing, and uncertainty of cash flows arising from a lease. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The Company adopted Topic 842 during the first quarter of 2019, using the transition approach that permits application of the new standard at the adoption date instead of the earliest comparative period presented in the financial statements.

To adopt Topic 842, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward its historical assessments of (1) whether the existing contracts contained a lease, (2) the lease classification for existing leases, and (3) initial direct cost for existing leases. In addition to the package of practical expedients, the Company has elected the adoption expedients of (1) the exclusion of leases with terms less than 12 months, and

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(2) the election not to separate non-lease components from lease components for certain classes of underlying leased assets.

To adopt Topic 842, the Company recognized a cumulative catch-up adjustment to the opening balance sheet presented January 1, 2019. The adoption of standard had a material impact on the Company’s condensed consolidated balance sheet, but did not have an impact to its condensed consolidated statements of operations, comprehensive loss or consolidated cash flows. As a result of the adoption, the Company has recorded additional lease assets and lease liabilities of approximately $63.9 million and $65.2 million, respectively, as of January 1, 2019. In addition, the Company recognized the carrying value of deferred gains related to certain sale and operating leaseback of land of $9.3 million, net of tax impact of $2.3 million, to beginning retained deficit as of January 1, 2019, in accordance with ASC 842-10-65-1.

3.    Acquisitions

On March 1, 2019, the Company acquired certain assets of Texas limited liability companies Houston Buckner Precast, LLC, Buckner Precast, LLC, Montgomery 18905 E. Industrial, LLC, and 1763 Old Denton Road, LLC (altogether "Buckner") for aggregate consideration of $12.0 million in cash, subject to a working capital adjustment.  The acquired Buckner assets did not meet the definition of a business and, as such, the transaction was accounted for as an asset acquisition pursuant to the guidance in subsection 805-50 of ASC 805, Business Combinations. The assets will operate as part of the Company’s Drainage Pipe & Products segment.

4. Receivables, net

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Trade receivables	$196,865	$188,999
Amounts billed, but not yet paid under retainage provisions	2,535	2,065
Other receivables	9,442	9,545
Total receivables	208,842	200,609
Less: Allowance for doubtful accounts	(2,559)	(2,141)
Receivables, net	$206,283	$198,468

5. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Finished goods	$211,390	$193,603
Raw materials	93,139	90,376
Work in process	1,005	1,051
Total inventories	$305,534	$285,030

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

6. Investment in equity method investee

The Company owns 50% of the voting Common Unit voting shares of Concrete Pipe & Precast LLC ("CP&P") and consequently, has recorded its investment in the Common Unit voting shares in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under the equity method of accounting.

The Company's investment in the joint venture was $50.7 million at March 31, 2019, which is included within the Drainage Pipe & Products segment. At March 31, 2019, the difference between the amount at which the Company's investment is carried and the amount of the Company's share of the underlying equity in net assets of CP&P was approximately $13.1 million. The basis difference is primarily attributed to the value of land and equity method goodwill associated with the investment.

The following reflects the Company's distribution and earnings in the equity investment (in thousands):

	March 31,	March 31,
	2019	2018
Distribution received from CP&P	$(1,500)	$—
Share of earnings in CP&P	1,585	1,867
Amortization of excess fair value of investment	(18)	(18)

Selected financial data for CP&P on a 100% basis is as follows (in thousands):

	Three months ended	Three months ended
	March 31,	March 31,
	2019	2018
Net sales	$28,249	$30,018
Gross profit	7,954	8,448
Income from operations	3,180	3,835
Net income	3,117	3,776

7. Property, plant and equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Machinery and equipment	$387,373	$373,881
Land, buildings and improvements	242,404	235,819
Other equipment	6,524	6,962
Construction-in-progress	29,383	32,448
Total property, plant and equipment	665,684	649,110
Less: accumulated depreciation	(168,943)	(156,943)
Property, plant and equipment, net	$496,741	$492,167

Depreciation expense totaled $12.8 million and $14.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively, which is included in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

8. Goodwill and other intangible assets, net

    The Company has goodwill which has been recorded in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the three months ended March 31, 2019 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2018	$189,833	$318,360	$508,193
Foreign currency and other adjustments	280	—	280
Balance at March 31, 2019	$190,113	$318,360	$508,473

Intangible assets other than goodwill at March 31, 2019 and December 31, 2018 included the following (in thousands):

	Net carrying value as of March 31, 2019	Net carrying value as of December 31, 2018
Customer relationships	$123,488	$131,473
Trade names	23,299	24,523
Patents	10,396	11,304
Non-compete agreements	10,293	9,574
Developed technology	6,354	—
In-Process R&D (1)	—	6,354
Customer contracts	4,085	—
Other	535	561
Total intangible assets	$178,450	$183,789
(1) Reclassified to developed technology in the first quarter of 2019.

Amortization expense totaled $11.6 million for the three months ended March 31, 2019 and $13.1 million for the three months ended March 31, 2018, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. All of the Company's intangible assets are amortizable.

9. Fair value measurement

The Company's financial instruments consist primarily of cash and cash equivalents, trade and other receivables, derivative instruments, accounts payable, long-term debt, operating and finance lease liabilities, accrued liabilities and the tax receivable agreement obligation. The carrying value of the Company's trade receivables, other receivables, trade payables, the asset based revolver and accrued liabilities approximates fair value due to their short-term maturity or other terms related to these financial instruments. The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis are as follows for the dates indicated (in thousands):

	Fair value measurements at March 31, 2019 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value March 31, 2019
Assets:
Derivative asset	$—	$4,567	$—	$4,567

	Fair value measurements at December 31, 2018 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2018
Assets:
Derivative asset	$—	$6,659	$—	$6,659

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

The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at March 31, 2019 using
	Carrying Amount March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value March 31, 2019
Liabilities:
Term Loan	$1,187,273	$—	$1,124,445	$—	$1,124,445
Tax receivable agreement payable	88,775	—	—	52,985	52,985

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

		Fair value measurements at December 31, 2018 using
	Carrying Amount December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2018
Liabilities:
Term Loan	$1,188,605	$—	$1,103,628	$—	$1,103,628
Tax receivable agreement payable (2)	88,775	—	—	51,832	51,832
(2) During the first quarter of 2019, the Company identified a mathematical error in the 2018 10-K related to the disclosure of the fair value of the tax receivable agreement payable as of December 31, 2018. The fair value should have been $51.8 million, as opposed to $82.9 million, and is being corrected herein. This disclosure error did not have an impact on the Company's consolidated financial statements.

The fair value of debt is valued using a market approach based on indicative quoted prices for our debt instruments traded in over-the-counter markets and, therefore, is classified as Level 2 within the fair value hierarchy. See Note 11, Debt and deferred financing costs, for a further discussion of Company debt.

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

10.    Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued payroll and employee benefits	$20,439	$31,095
Short-term finance leases	16,617	16,430
Short-term operating leases	6,639	—
Accrued taxes	7,058	11,489
Warranty	3,328	3,251
Accrued rebates	1,139	3,542
Environmental obligation	398	570
Other miscellaneous accrued liabilities	4,180	3,859
Total accrued liabilities	$59,798	$70,236

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

11. Debt and deferred financing costs

The Company’s debt consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Term Loan, net of debt issuance costs and original issuance discount of $32,457 and $34,252, respectively	$1,187,273	$1,188,605
Revolver, net of debt issuance costs of $2,104	39,896	—
Total debt	$1,227,169	$1,188,605
Less: current portion debt	(12,510)	(12,510)
Total long-term debt	$1,214,659	$1,176,095

Concurrent with the completion of the IPO, Forterra entered into a $300 million asset based revolving credit facility for working capital and general corporate purposes (“Revolver”) and a $1.05 billion senior term loan facility (“Term Loan”).

The Term Loan initially provided for a $1.05 billion senior secured term loan. Subject to the conditions set forth in the term loan agreement, the Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA (defined below) of Forterra and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met.

Effective May 1, 2017, the Company amended the Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the interest margins applicable to the full balance of the Term Loan by 50 basis points such that applicable margin based on LIBOR was reduced from 3.50% to 3.00%. The net proceeds from the incremental term loan of $196.8 million were used to pay down a portion of the outstanding balance on the Revolver. This amendment had no effect on the Company's ability to increase the size of the Term Loan under the original provisions. The Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest accrues on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively. The weighted average interest rates for the Term Loan were 5.5% and 4.7% for the three months ended March 31, 2019 and 2018, respectively.

The Revolver provides for an aggregate principal amount of up to $300.0 million, with up to $280.0 million to be made available to the U.S. borrowers and up to $20.0 million to be made available to the Canadian borrowers (the allocation may be modified periodically at the Company's request). Subject to the conditions set forth in the revolving credit agreement related to the Revolver (the "Revolving Credit Agreement"), the Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations. The advance rates for accounts receivable and inventory are subject to increase by 2.5% during certain periods. As of March 31, 2019, the Revolver had borrowings of $42.0 million and the weighted average interest rate was 3.75%. As of December 31, 2018, there were no outstanding borrowings under the Revolver.

The Revolver matures on October 25, 2021. The Revolver also provides for the issuance of letters of credit of up to an agreed sublimit. Interest accrues on outstanding borrowings at a rate equal to LIBOR or CDOR plus a margin ranging from 1.25% to 1.75% per annum, or at an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.25% to 0.75% per annum, in each case, based upon the average excess availability under the Revolver for the most recently completed calendar quarter. The obligations of the borrowers under the Revolver are guaranteed by Forterra and its direct and indirect wholly-owned restricted

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

subsidiaries other than certain excluded subsidiaries; provided that the obligations of the U.S. borrowers are not guaranteed by the Canadian subsidiaries. The Revolver is secured by substantially all of the assets of the borrowers; provided that the obligations of the U.S. borrowers are not secured by any liens on more than 65% of the voting stock of the Canadian subsidiaries or assets of the Canadian subsidiaries.

In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total Revolver. Availability under the Revolver at March 31, 2019 based on draws, and outstanding letters of credit of $17.7 million and allowable borrowing base was $215.2 million.

Outstanding borrowings under the Term Loan are guaranteed by Forterra and each of its direct and indirect material wholly-owned domestic subsidiaries except certain excluded subsidiaries (the "Guarantors"). The Term Loan is secured by substantially all of the assets of Forterra, the borrower and the Guarantors; provided that the obligations under the Term Loan are not secured by any liens on more than 65% of the voting stock of the Canadian subsidiaries or assets of the Canadian subsidiaries. The Term Loan contains customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict the ability of Forterra and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The Term Loan does not contain any financial covenants. Obligations under the Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate).

The Revolver and the Term Loan contain customary representations and warranties, and affirmative and negative covenants, including representations, warranties, and covenants that, among other things, restrict the ability of Forterra and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The Revolver contains a financial covenant restricting Forterra from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the Revolver falls below a threshold set forth in the Revolving Credit Agreement. The Term Loan does not contain any financial covenants. Obligations under the Revolver and the Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization (“EBITDA’’) less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness).

As of March 31, 2019, the Company was in compliance with all applicable covenants under the Revolver and the Term Loan.

As of March 31, 2019, scheduled maturities of long-term debt were as follows (in thousands):

	Total	Term Loan	Revolver
2019	$9,383	$9,383	$—
2020	12,510	12,510	—
2021	54,510	12,510	42,000
2022	12,510	12,510	—
2023	1,172,817	1,172,817	—
	$1,261,730	$1,219,730	$42,000

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company elects to present all derivative assets and derivative liabilities on a net basis on its condensed consolidated balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At March 31, 2019 and December 31, 2018, the Company’s derivative instruments fall under an ISDA master netting agreement.

The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	March 31, 2019
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$525,000	$4,567	$—	$—
Total derivatives, gross		4,567		—
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$4,567		$—

	December 31, 2018
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$525,000	$6,659	$—	$—
Total derivatives, gross		6,659		—
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$6,659		$—

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the effect of derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended
	March 31,
	2019	2018
Net investment hedges
Foreign exchange forward contracts
Gain (loss) on derivatives recognized in Accumulated other comprehensive loss	$—	$970
Derivatives not designated as hedges
Interest rate swaps
Gain (loss) on derivatives not designated as hedges included in interest expense	(2,092)	3,349

13.    Leases

The Company leases land and buildings, office spaces, vehicles, machinery and equipment under various lease agreements. A large portion of the Company’s leases were the result of the sale and leaseback of land and buildings related to certain production facilities. These leases have an initial term of 25 years, followed by one optional renewal term of approximately ten years that may be exercised at the Company’s discretion. These leases, with the exception of certain land leases, were classified as finance leases. The Company’s operating leases are mainly comprised of land and buildings, office spaces, vehicles, machinery and equipment leases, and have remaining terms of one to 25 years, some of which include options to extend the leases for up to 10 years.

The components of lease expense were as follows (in thousands):

Lease cost	Classification	Three months ended March 31, 2019
Operating lease cost	Lease expense	$4,037
Finance lease cost
Amortization of leased assets	Depreciation, amortization, and accretion	503
Interest on lease liabilities	Interest expense	4,544

Lease term and discount rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	15.7 years
Finance leases	33.8 years
Weighted-average discount rate (%)
Operating leases	12.58%
Finance leases	12.31%

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows (in thousands):

Three months ended March 31, 2019
Cash paid for amounts included in lease liabilities
Operating cash flows related to operating leases	$3,713
Operating cash flows related to finance leases	3,979
Financing cash flows related to financing leases	157
Leased assets obtained in exchange for new finance lease liabilities	—
Leased assets obtained in exchange for new operating lease liabilities	1,609

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification	March 31, 2019
Operating leases
Right of use assets	Operating lease right-of-use assets	$63,397
Operating lease liabilities - current portion	Accrued liabilities	(6,639)
Operating lease liabilities - long term portion	Long-term operating lease liabilities	(58,420)
Finance leases
Finance lease assets	Property, plant and equipment, net	51,350
Finance lease liabilities - current portion	Accrued liabilities	(16,617)
Finance lease liabilities - long term portion	Long-term finance lease liabilities	(135,520)

As of March 31, 2019, maturities of lease liabilities were as follows (in thousands):

	Operating leases	Finance leases	Total
2019	$10,480	$12,579	$23,059
2020	12,805	16,832	29,637
2021	10,592	16,987	27,579
2022	9,944	17,237	27,181
2023	9,788	17,452	27,240
Thereafter	118,714	669,135	787,849
Total lease payments	172,323	750,222	922,545
Less: imputed interest	(107,264)	(598,085)	(705,349)
Present value of lease liabilities	$65,059	$152,137	$217,196

14.    Commitments and contingencies

Legal matters

The Company is involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity. Other than routine litigation incidental

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

to the Company's business and those matters described below, there are no material legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.

Earnout Dispute

The Acquisition included an earnout, which was contingent consideration of up to $100.0 million, if and to the extent the 2015 financial results of the businesses acquired by Lone Star in the Acquisition, including the Company and HC's former building products business in the United Kingdom, exceeded a specified Adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such Adjusted EBITDA calculation exceeded the specified target, LSF9 and, as a result of the Reorganization, the Company would be required to pay the U.S. affiliate of HC an amount equal to a multiple of such excess Adjusted EBITDA, with any payment capped at $100.0 million. In April 2016, the Company provided an earnout statement to affiliates of HC demonstrating that no payment was required. On June 13, 2016, HC provided notification that it disputes, among other things, the Company’s calculation of Adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100.0 million. The Company does not believe HC’s position has merit and is vigorously opposing HC's assertions. On October 5, 2016, affiliates of HC filed a lawsuit in the Delaware Court of Chancery seeking specific performance and claiming access to the Company's books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert’s authority; and in the alternative, claiming a breach of contract and seeking the $100.0 million and other damages or the Delaware Action. On December 8, 2017, the court granted the defendants' Motion to Dismiss the First Amended Complaint in the Delaware Action, finding that the earnout dispute should be heard before a neutral accounting arbitrator as set forth in the purchase agreement and that any claims that required to be brought as indemnification claims under the purchase agreement were time-barred by the contractual limitations period. Following the dismissal of the Delaware Action, the Company and HC jointly engaged a neutral accounting expert to act as an arbitrator in the dispute as required by the purchase agreement. The parties then briefed certain preliminary matters for the arbitrator. Based on the arbitrator's rulings, the Company is currently producing additional documents to HC. Under the terms of the engagement with the arbitrator, once document production is deemed complete, the parties will begin providing briefing on the merits of their claims to the arbitrator. As of March 31, 2019, no liability for this contingency has been accrued as payment of any earnout is not considered probable. However, the outcome of this matter is uncertain, and no assurance can be given to the ultimate outcome of the resulting proceedings. If the Company is unsuccessful in resolving the dispute, it could recognize a material charge to its earnings.

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

The Securities Action is brought by two plaintiffs individually and on behalf of all persons that purchased or otherwise acquired the Company's common stock issued pursuant to and/or traceable to the IPO and is brought against the Company, certain of its current and former officers and directors, Lone Star and certain of its affiliates, and certain banks that acted as underwriters of the IPO (collectively, the “Securities Defendants”). The Securities Action generally alleges that the Company's registration statement on Form S-1 filed in connection with the IPO (the "Registration Statement") contained false or misleading statements and/or omissions of material facts. Specifically, plaintiffs allege the Registration Statement (1) made false and/or misleading statements about the Company's ability to generate organic growth through cross-selling initiatives amongst the Company's various businesses while failing to disclose that the Company had not adequately integrated acquisitions, had not begun rolling out its cross-selling initiative, and that its businesses were submitting competing bids against one another, and (2) made false or misleading statements regarding the existence of certain accounting practices and alleged material weaknesses in the Company's internal controls over financial reporting, including the existence of and

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

accounting for bill and hold transactions, the lack of sufficient accounting personnel, the lack of effective internal controls to ensure costs were properly and accurately accrued, resulting in misstated costs and profits in the Company's 2016 financial statements, and the making of inventory accounting entries without adequate substantiation or documentation. The Securities Action asserts claims under Section 11 and Section 15 of the Securities Act of 1933, as amended, (the "Securities Act") and seeks (1) class certification under the Federal Rules of Civil Procedure, (2) damages suffered by plaintiffs and other class members, (3) prejudgment and post-judgment interest, (4) reasonable counsel fees and expert fees, and other costs and expenses reasonably incurred, and (5) other relief the court deems appropriate.

On February 15, 2019, the Securities Defendants filed a Motion to Dismiss all claims in the case based on plaintiffs' failure to state a claim. Briefing on the motion to dismiss was completed on May 1, 2019, and the court has not yet ruled on the motion.

On July 31, 2018, a putative shareholder derivative complaint captioned Maloney v. Bradley, et al., was filed in the United States District Court for the Northern District of Texas, naming as defendants certain of the Company’s current and former directors and officers (the "Maloney Action"). The complaint alleges the defendants breached their fiduciary duties, committed constructive fraud, and wasted corporate assets, and also asserts unjust enrichment claims against certain defendants. The complaint seeks, on behalf of the Company, unspecified damages, an order directing the return of certain payments to the defendants and imposing a constructive trust thereon, certain injunctive relief, reasonable costs and attorneys' fees, and punitive damages. On November 16, 2018, the defendants filed motions to dismiss the Maloney Action on the grounds that it was brought in the wrong venue in violation of the Company's Amended and Restated Certificate of Incorporation, that plaintiffs failed to make a pre-suit demand as required by applicable law and that plaintiff's complaint fails to state a claim. Briefing on the defendants' motions to dismiss was completed March 8, 2019, and the court has not yet ruled on the motion.

On January 15, 2019, a putative shareholder derivative complaint captioned Lee v. Bradley, et al., was filed in the United States District Court for the District of Delaware, naming as defendants certain of the Company’s current and former directors and officers (the "Lee Action"). The complaint alleges the defendants violated Section 14A of the Securities and Exchange Act of1934, as amended, or the Exchange Act, and related rules by failing to make certain disclosures in the Company's proxy solicitation in advance of the 2017 Annual Meeting of Stockholders, and that defendants breached their fiduciary duties, wasted corporate assets, and committed constructive fraud. The complaint also asserts unjust enrichment claims against certain defendants. The complaint seeks, on behalf of the Company, unspecified damages, an order directing the return of certain payments to the defendants, certain injunctive relief, and reasonable costs and attorneys' fees. On April 18, 2019, the court entered an agreed stipulation staying the Lee Action until the court in the Securities Action rules on the motion to dismiss in that case.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Long-term incentive plan

Following the Acquisition, Lone Star implemented a cash-based long term incentive plan (the “LTIP”), which entitles the participants in the LTIP a potential cash payout upon a monetization event as defined by the LTIP. Potential monetization events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star reduces its ownership interest in the Company or successor entities of LSF9, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of March 31, 2019, no such monetization events that meet the required return for an LTIP payment have occurred, and therefore no amounts were accrued in the accompanying condensed consolidated balance sheets. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future monetization events. The timing and amount of such payments are unknown and is dependent upon future monetization events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the IPO, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered.

Tax receivable agreement

The Company has a tax receivable agreement (the "TRA") with Lone Star that provides for, among other things, the payment by the Company to Lone Star of 85% of the amount of certain covered tax benefits, which may reduce the actual liability for certain taxes that the Company might otherwise be required to pay. The tax benefits subject to the TRA include: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that the Company had in its assets as of the time of the consummation of the IPO, (ii) the utilization of the Company's and its subsidiaries’ net operating losses and tax credits, if any, attributable to periods prior to the IPO, (iii) deductions in respect of payments made, funded or reimbursed by an initial party to the tax receivable agreement (other than the Company or one of its subsidiaries) or an affiliate thereof to participants under the LTIP, (iv) deductions in respect of transaction expenses attributable to the USP Acquisition and (v) certain other tax benefits attributable to payments made under the tax receivable agreement.

For purposes of the TRA, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which any such related tax benefits remain. The Company accounts for potential payments under the TRA as a contingent liability, with amounts accrued when considered probable and reasonably estimable. The liability recorded by the Company for the TRA at March 31, 2019 and December 31, 2018 was $88.8 million. The timing and amount of future tax benefits associated with the TRA are subject to change, and additional payments may be required which could be materially different from the current accrued liability. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing activity in the consolidated statement of cash flows. During the three months ended March 31, 2019, no payments have been made on the TRA to Lone Star.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The calculations of the basic and diluted EPS for the three months ended March 31, 2019 and 2018 are presented below (in thousands, except per share amounts):

	For the three months ended March 31,
	2019	2018
Net loss	$(25,039)	$(19,910)

Common stock:
Weighted average basic shares outstanding	64,004	63,838
Effect of dilutive securities	—	—
Weighted average diluted shares outstanding	64,004	63,838

Basic earnings (loss) per share:
Net loss	$(0.39)	$(0.31)
Diluted earnings (loss) per share:
Net loss	$(0.39)	$(0.31)

As detailed further below, potential dilutive shares of common stock were anti-dilutive as a result of the Company's net loss for the three months ended March 31, 2019 and March 31, 2018. As a result, basic weighted average shares were used in the calculations of basic earnings per share and diluted earnings per share for those periods.

The number of stock options and restricted shares that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the three months ended March 31, 2019 and March 31, 2018 were 3,322,403 and 232,232, respectively.

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

In accordance with ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expense over the requisite service period for the entire award, or to the date at which retirement eligibility is achieved and subsequent service no longer required for continued vesting of the award, in an amount equal to the grant date fair value of share-based payments, which include stock options granted and restricted stock awards to employees and non-employee members of Forterra's board of directors. The Company records stock-based compensation expense in cost of goods sold and selling, general and administrative expenses. Stock-based compensation expense was $1.5 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

17.    Income taxes

The Company recorded income tax benefit from continuing operations of $7.3 million and $3.7 million for the three months ended March 31, 2019 and 2018, respectively.

The income tax benefit for the three months ended March 31, 2019 differs from the benefit computed at the federal statutory rate primarily due to the state benefit on the current period loss.

The income tax benefit for the three months ended March 31, 2018 is primarily attributable to the federal and state benefit of the current period losses at the statutory rates, offset with the unfavorable impact from permanent book-to-tax difference related to a divestiture transaction.

The Company's quarterly provision for income taxes has historically been calculated using the annual effective rate method, which applies an estimated annual effective tax rate to pre-tax income or loss. However, when the result of the expected annual effective tax rate is not deemed reliable and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the actual year-to-date effective tax rate (the "discrete method"), which results in an income tax provision or benefit based solely on the year-to-date pre-tax income or loss as adjusted for permanent differences on a pro rata basis. The Company has recorded its interim income tax provision using the discrete method, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting for the three months ended March 31, 2019.

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

The Company’s three geographic areas consist of the United States, Canada, and Mexico for which it reports net sales, fixed assets and total assets. For purposes of evaluating segment profit, the CODM reviews EBITDA as a basis for making the decisions to allocate resources and assess performance.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth the disaggregation of revenue earned from contracts with customers based on the Company's reportable segments as well as other financial information attributable to the Company's reportable segments for the three months ended March 31, 2019 and 2018 (in thousands):

	For the three months ended March 31,
	2019	2018
Net sales:
Drainage Pipe & Products	$163,734	$155,645
Water Pipe & Products	128,124	134,313
Corporate and Other	—	2
Total	$291,858	$289,960

Depreciation and amortization:
Drainage Pipe & Products	$9,202	$10,097
Water Pipe & Products	14,875	17,082
Corporate and Other	315	233
Total	$24,392	$27,412

Segment EBITDA and reconciliation to income (loss) before income taxes:
Drainage Pipe & Products	$25,066	$21,159
Water Pipe & Products	8,741	6,909
Corporate and Other	(17,086)	(10,943)
Less: Interest expense	(24,665)	(13,308)
Depreciation and amortization	(24,392)	(27,412)
Income (loss) before income taxes	$(32,336)	$(23,595)

Capital expenditures:
Drainage Pipe & Products	$7,929	$2,867
Water Pipe & Products	2,277	5,243
Corporate and Other	1,768	78
Total	$11,974	$8,188

	March 31,	December 31,
	2019	2018
Total assets:
Drainage Pipe & Products	$870,020	$800,454
Water Pipe & Products	935,779	922,162
Corporate and Other	46,118	70,636
Total	$1,851,917	$1,793,252

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $1.6 million and $1.8 million for the three months ended March 31, 2019 and March 31, 2018, respectively, and with the following balances (in thousands):

	March 31,	December 31,
	2019	2018
Investment in equity method investee	$50,674	$50,607

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

Property, plant, and equipment, net:	March 31,	December 31,
	2019	2018
United States	$445,894	$441,773
Canada	40,939	40,331
Mexico	9,908	10,063
	$496,741	$492,167

Net sales:	For the three months ended March 31,
	2019	2018
United States	$276,737	$273,669
Canada	13,100	14,180
Mexico	2,021	2,111
	$291,858	$289,960

19. Related party transactions

Tax receivable agreement

In connection with the IPO, the Company entered into the TRA with Lone Star that provides for, among other things, the payment by the Company to Lone Star of 85% of the amount of certain covered tax benefits, which may reduce the actual liability for certain taxes that the Company might otherwise be required to pay. See Note 14, Commitments and contingencies, for additional information on the tax receivable agreement.

CP&P

The Company sold certain goods and services to its joint venture, CP&P, including spare parts for repairs, and property rentals. For the three months ended March 31, 2019, Forterra sold $0.01 million of product to CP&P and purchased goods and services from CP&P for an amount of $0.13 million. For the three months ended March 31, 2018, Forterra sold $0.01 million of product to CP&P and purchased $0.02 million of goods and services from CP&P.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Bricks Joint Venture

Prior to the IPO, LSF9 distributed its brick operations in the United States and Eastern Canada to a joint venture formed by an affiliate of Lone Star (the "Bricks Disposition"). In connection with the Bricks Disposition, Forterra entered into a transition services agreement with the joint venture, whereby Forterra would continue to provide certain administrative services, including but not limited to information technology, accounting and treasury for a limited period of time. Such transition services ended in February 2018. During the transition period, the Company collected cash from as well as settled invoices and payroll on behalf of the joint venture. As a result, Forterra had a net receivable from affiliates of $4.3 million and $4.4 million as of March 31, 2019 and December 31, 2018, respectively, included in other current assets.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	the level of construction activity, particularly in the residential construction and non-residential construction markets;

•	government funding of infrastructure and related construction activities;

•	the highly competitive nature of our industry and our ability to effectively compete;

•	the availability and price of the raw materials we use in our business;

•	our dependence on key customers and the absence of long-term agreements with these customers;

•	the level of construction activity in Texas;

•	disruption at one or more of our manufacturing facilities or in our supply chain;

•	construction project delays and our inventory management;

•	our ability to successfully integrate acquisitions;

•	energy costs;

•	labor disruptions and other union activity;

•	a tightening of mortgage lending or mortgage financing requirements;

•	the ability to implement our growth strategy;

•	our current dispute with HeidelbergCement related to the payment of an earnout;

•	compliance with environmental laws and regulations;

•	changes in tax laws could adversely affect us;

•	compliance with health and safety laws and regulations and other laws and regulations to which we and our products are subject;

•	our dependence on key executives and key management personnel;

•	our ability and that of our customers with which we work to retain and attract additional skilled and non-skilled technical or sales personnel;

•	credit and non-payment risks of our customers;

•	warranty and related claims;

•	legal and regulatory claims;

•	the seasonality of our business and its susceptibility to adverse weather;

•	our contract backlog;

•	our ability to maintain sufficient liquidity and ensure adequate financing or guarantees for large projects;

•	delays or outages in our information technology systems and computer networks;

•	security breaches in our information technology systems and other cybersecurity incidents; and

•	additional factors discussed in our filings with the Securities and Exchange Commission, or the SEC.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A, “Risk Factors” in our 2018 10-K filed with the SEC on March 12, 2019. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 12, 2019, or the 2018 10-K.

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

Principal Factors Affecting Our Results of Operations

Our financial performance and results of operations are influenced by a variety of factors, including conditions in the residential, non-residential and infrastructure construction markets, general economic conditions, changes in cost of goods sold, and seasonality and weather conditions. Some of the more important factors are discussed in the 2018 10-K, to which there were no material changes during the period covered by this report.

Our results for the three months ended March 31, 2019 as compared to the same periods last year, primarily reflect the benefit of improved results in Drainage Pipe & Products and lower costs in Corporate, partially offset by lower results in Water Pipe & Products. A detailed description of our results and the factors impacting them is included in the Results of Operations section below.

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

Interest Expense

Interest expense represents interest on indebtedness, including finance lease obligations, the amortization of deferred financing costs, as well as the gain and loss associated with our interest rate swaps.

Earnings from Equity Method Investee

Earnings from equity method investee represents our share of the income of the CP&P joint venture we entered into with Americast, Inc. CP&P is engaged primarily in the manufacture, marketing, sale and distribution of concrete pipe and precast products in Virginia, West Virginia, Maryland, North Carolina, Pennsylvania and South Carolina with sales to contiguous states. See Note 6, Investment in Equity Method Investee, to the condensed consolidated financial statements for additional information on CP&P.

Other Expense, net

Other expense, net includes miscellaneous non-operating net income or expenses.

Income Tax (Expense) Benefit

Income tax (expense) benefit consists of federal, state, provincial, local and foreign taxes based on income in the jurisdictions in which we operate.

Results of Operations

Three Months Ended March 31, 2019 as Compared to Three Months Ended March 31, 2018

Total Company

The following table summarizes certain financial information relating to our operating results for the three months ended March 31, 2019 and March 31, 2018.

Statements of Income Data:	Three months ended March 31, 2019	Three months ended March 31, 2018	% Change

Net sales	$291,858	$289,960	0.7%
Cost of goods sold	250,053	255,595	(2.2)%
Gross profit	41,805	34,365	21.6%
Selling, general and administrative expenses	(51,391)	(51,862)	(0.9)%
Impairment and exit charges	(231)	(1,445)	(84.0)%
Other operating income	579	790	(26.7)%
	(51,043)	(52,517)	(2.8)%
Income from operations	(9,238)	(18,152)	(49.1)%
Other income (expenses)
Interest expense	(24,665)	(13,308)	85.3%
Earnings from equity method investee	1,567	1,849	(15.3)%
Other income, net	—	6,016	*
Loss before income taxes	(32,336)	(23,595)	37.0%
Income tax benefit	7,297	3,685	98.0%
Net loss	$(25,039)	$(19,910)	25.8%

* Represents positive or negative change in excess of 100%

Net Sales

Net sales for the three months ended March 31, 2019 were $291.9 million, an increase of $1.9 million or 0.7% from $290.0 million in the three months ended March 31, 2018. The increase is primarily due to higher average selling prices in 2019, slightly offset by a decline in shipments compared to prior year.

Cost of Goods Sold

Cost of goods sold were $250.1 million for the three months ended March 31, 2019, a decrease of $5.5 million or 2.2% from $255.6 million in the three months ended March 31, 2018. The decrease is partially due to the lower shipments.

Gross Profit

Gross profit increased by $7.4 million, or 21.6%, to $41.8 million in the three months ended March 31, 2019 from $34.4 million in the three months ended March 31, 2018. Gross profit increased partially due to higher average selling prices and higher profitability in the Water Pipe and Products segment in 2019 due to normal operations in the current period compared to unabsorbed costs associated with facility downtime in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $51.4 million for the three months ended March 31, 2019, a slight decrease of $0.5 million or 0.9% from $51.9 million in the three months ended March 31, 2018. The year-over-year decrease is due primarily to lower third party fees as a result of our continued cost saving initiatives.

Impairment and Exit Charges

Impairment and exit charges were $0.2 million for the three months ended March 31, 2019 as compared to $1.4 million in the prior year period. The higher charges in the three months ended March 31, 2018 primarily related to restructuring charges related to the consolidation of certain locations associated with a divestiture transaction which did not recur in 2019.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $24.7 million, an increase of $11.4 million or 85.3% from $13.3 million in the three months ended March 31, 2018. The interest expense in 2019 included $4.4 million resulting from the change in the classification of certain leases from operating lease to financing lease as the result of the amendment and restatement of our sale-leaseback transaction completed in June 2018. The remainder of the interest expense increase was primarily due to the impact of higher average interest rates and a larger debt balance due to outstanding borrowings under our revolving credit facility.

Other Income, net

Other income was $6.0 million for the three months ended March 31, 2018 primarily related to the gain resulting from a divestiture transaction that was completed in February 2018.

Income Tax Benefit

Income tax benefit in the three months ended March 31, 2019 was $7.3 million, an increase of $3.6 million from $3.7 million in the three months ended March 31, 2018. The change is due to the greater federal and state benefit recorded in the three months ended March 31, 2019 that is partially offset by the increase in the federal and state valuation allowance. During the three months ended March 31, 2018, the income tax benefit included the unfavorable impact of a divestiture transaction that resulted in recorded pre-tax gain, as well as the unfavorable permanent difference that contributed to a smaller benefit recorded in the three months ended March 31, 2018.

Segments

	For the three months ended March 31,
	2019	2018	% Change
Net sales:
Drainage Pipe & Products	$163,734	$155,645	5.2%
Water Pipe & Products	128,124	134,313	(4.6)%
Corporate and Other	—	2	*
Total	$291,858	$289,960	0.7%

Gross profit (loss):
Drainage Pipe & Products	31,433	26,416	19.0%
Water Pipe & Products	10,735	8,083	32.8%
Corporate and Other	(363)	(134)	*
Total	$41,805	$34,365	21.6%

Segment EBITDA(1):
Drainage Pipe & Products	25,066	21,159	18.5%
Water Pipe & Products	8,741	6,909	26.5%
Corporate and Other	(17,086)	(10,943)	56.1%

(1)
For the purposes of evaluating segment performance, the Company’s chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of EBITDA. See Note 18, Segment Reporting, to the condensed consolidated financial statements for segment EBITDA reconciliation to income (loss) before income taxes.

*	Represents positive or negative change in excess of 100%.

Drainage Pipe & Products

Net Sales

Net sales in the three months ended March 31, 2019 was $163.7 million, an increase of $8.1 million or 5.2% from $155.6 million in the three months ended March 31, 2018 primarily due to higher average selling prices offset by lower shipments due primarily to weather-related delays.

Gross Profit

Gross profit in the three months ended March 31, 2019 was $31.4 million, an increase of $5.0 million or 19.0% from $26.4 million in the three months ended March 31, 2018. The increase was primarily due to higher average selling prices, cost controls and lower rent expense.

Water Pipe & Products

Net Sales

Net sales in the three months ended March 31, 2019 were $128.1 million, a decrease of $6.2 million or 4.6% from $134.3 million in the three months ended March 31, 2018. The decrease was due primarily to a decline in shipment caused by softer demand due to heavy rains in certain markets, partially offset by higher selling prices.

Gross Profit

Gross profit in the three months ended March 31, 2019 was $10.7 million, an increase of $2.6 million or 32.8% from $8.1 million in the three months ended March 31, 2018. The increase was primarily due to higher average selling prices, manufacturing efficiencies and the lost sales in the three months ended March 31, 2018 due to the outage at our Bessemer facility, partially offset by raw material pricing increases and lower volumes.

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

As of March 31, 2019 and December 31, 2018, we had approximately $8.2 million and $35.8 million of cash and cash equivalents, respectively, of which $4.9 million and $18.1 million, respectively, were held by foreign subsidiaries. The decline in cash balances as of March 31, 2019 reflects the higher cash demand of our seasonal business. All of the cash and cash equivalents as of March 31, 2019 and December 31, 2018 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.  As a result of the U.S. government enacted comprehensive tax reform legislation commonly known as the TCJA, the Company believes it has the ability to repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax.

In connection with our initial public offering, we entered into a tax receivable agreement with Lone Star that provides for the payment by us to Lone Star of specified amounts in respect of any cash savings as a result of the utilization of certain tax benefits. The actual utilization of the relevant tax benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. However, we expect that the payments we make under the tax receivable agreement could be substantial. The tax receivable agreement also includes provisions which restrict the incurrence of debt and that require that we make an accelerated payment to Lone Star equal to the present value of all future payments due under the tax receivable agreement, in each case under certain circumstances. Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. See Note 14, Commitments and contingencies, to the condensed consolidated financial statements for additional information regarding the tax receivable agreement. Our forecasted payments under the tax receivable agreement in 2019, pertaining to the 2018 tax year, are expected to be in the range of $10 to $13 million. We expect that future annual payments under the tax receivable agreement will decline each year in accordance with our tax basis depreciation and amortization schedule unless future unplanned transactions result in an acceleration of our tax benefits under the agreement.

As of March 31, 2019, we had $1.2 billion outstanding balance under our senior term loan, or, as amended, the Term Loan, and $42.0 million borrowings outstanding under our $300.0 million asset-based revolving credit facility, or the Revolver. The Revolver had available borrowing capacity as of March 31, 2019 of $215.2 million.

The Revolver provides for an aggregate principal amount of up to $300.0 million, with up to $280.0 million to be made available to the U.S. borrowers and up to $20.0 million to be made available to the Canadian borrowers. Subject to the conditions set forth in the revolving credit agreement, the Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations. The Revolver matures on October 25, 2021.

The Term Loan, as amended, provides for a $1.25 billion senior secured term loan. Subject to the conditions set forth in the term loan agreement, the Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA of Forterra, Inc. and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met. The Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest will accrue on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively.

The Revolver and the Term Loan contain customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict our ability to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The Revolver contains a financial covenant restricting us from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the Revolver falls below a threshold. The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization, less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness). The Term Loan does not contain any financial covenants. Obligations under the Revolver and the Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). As of March 31, 2019, we were in compliance with all applicable covenants under the Revolver and the Term Loan.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented (in thousands):

	For the three months ended
	March 31, 2019	March 31, 2018
Statement of Cash Flows data:
Net cash used in operating activities	$(43,955)	$(43,341)
Net cash used in investing activities	(22,775)	(4,208)
Net cash provided by (used in) financing activities	38,689	(3,264)

Net Cash Used In Operating Activities

Net cash used in operating activities was $44.0 million for the three months ended March 31, 2019, compared to net cash used in operating activities of $43.3 million for the three months ended March 31, 2018. Changes between the periods are primarily due to the timing of the settlements of our receivables and payables, and acquisition of Buckner working capital items of $1.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $22.8 million for the three months ended March 31, 2019 due to capital expenditures of $12.1 million and acquisition of Buckner assets of $10.8 million. Net cash used of $4.2 million for the three months ended March 31, 2018 was due to capital expenditures of $9.3 million and a settlement on derivative contracts of $5.0 million, partially offset by cash received from a divestiture transaction of $10.1 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $38.7 million for the three months ended March 31, 2019 due primarily to $42.0 million proceeds from our Revolver, partially offset by $3.1 million repayments of principal on the Term Loan. Net cash used in financing activities was $3.3 million for the three months ended March 31, 2018 due primarily to repayments of principal on the Term Loan.

Capital Expenditures

Our capital expenditures were $12.1 million and $9.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Capital expenditures primarily related to equipment, such as plant and mobile equipment, upgrade and expansion of existing facilities, and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments. As of March 31, 2019, outstanding stand-by letters of credit amounted to $17.7 million.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accounting policies that we believe are critical to or require subjective and/or complex judgments that could potentially affect 2019 reported results are discussed in greater detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2018 10-K. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies apart from those identified below, which were applied to reflect the adoption of an updated accounting standard, Topic 842, in our first quarter 2019 condensed consolidated financial statements.

Leases policy

We determine if an arrangement is a lease at inception. Leases with an initial term of less than 12 months are not recorded on the balance sheet. Operating leases are included in operating lease right-of-use, or ROU, assets, accrued liabilities, and long-term operating lease liabilities in the condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, accrued liabilities, and long-term finance lease liabilities in the condensed consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. For machinery and equipment leases, such as forklifts, we account for the lease and non-lease components as a single lease component.

Recent Accounting Guidance Adopted

A summary of recent accounting pronouncements and our assessment of any expected impact of these pronouncements, if known, is included in Note 2 to the audited consolidated financial statements included the 2018 10-K and Note 2, Summary of significant accounting policies, to the condensed consolidated financial statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. We entered into two interest rate swap transactions with a combined notional value of $525 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  Under the terms of both swap transactions, we agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps have a three-year term and expire on March 31, 2020. At March 31, 2019, we estimate that a 1% increase in the rates relating to the portion of our floating rate debt that is not hedged would increase annual interest requirements by approximately $7.4 million.

Foreign Currency Risk

Approximately 5.2% of our net sales for the three months ended March 31, 2019, were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the three months ended March 31, 2019, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.2 million. This may differ from actual results depending on the levels of net sales outside of the U.S.

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

At March 31, 2019, we had an individual customer within our Water Pipe & Products segment that accounted for more than 10% of total net sales for the three months ended March 31, 2019. The customer represented approximately 14% of our total net sales for the three months ended March 31, 2019, and amounts receivable from the customer at March 31, 2019 represented approximately 18% of our total receivables, net.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2019.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the quarter ended March 31, 2019 to the risk factors previously disclosed in the 2018 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit
10.1#	Employment Agreement, dated as of August 2, 2017 by and between the Company and Vikrant Bhatia.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	^

101.INS	XBRL Instance Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*
101.DEF	XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

*	Filed herewith
#	Denotes management compensatory plan or arrangement
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

FORTERRA, INC.
(Registrant)

	/s/ Jeff Bradley	May 7, 2019
By:	Jeff Bradley
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Charles R. Brown, II	May 7, 2019
By:	Charles R. Brown, II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)