Form 10-Q
period 2019-06-30
Forterra, Inc.
filed 2019-08-06
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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
(469) 458-7973
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	FRTA	Nasdaq Global Select Market

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

There were 64,298,391 shares of common stock, par value $0.001 per share, of the registrant outstanding as of August 2, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORTERRA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net sales	$410,219	$416,087	$702,077	$706,047
Cost of goods sold	324,405	340,774	574,458	596,369
Gross profit	85,814	75,313	127,619	109,678
Selling, general & administrative expenses	(58,640)	(51,263)	(110,031)	(103,125)
Impairment and exit charges	(582)	(276)	(813)	(1,721)
Other operating income (expense), net	(376)	4,536	203	5,326
	(59,598)	(47,003)	(110,641)	(99,520)
Income from operations	26,216	28,310	16,978	10,158

Other income (expense)
Interest expense	(25,783)	(17,745)	(50,448)	(31,053)
Earnings from equity method investee	3,402	3,672	4,969	5,521
Other income, net	—	—	—	6,016
Income (loss) before income taxes	3,835	14,237	(28,501)	(9,358)
Income tax (expense) benefit	(881)	(7,243)	6,416	(3,558)
Net income (loss)	$2,954	$6,994	$(22,085)	$(12,916)

Earnings (loss) per share:
Basic and diluted	$0.05	$0.11	$(0.34)	$(0.20)
Weighted average common shares outstanding:
Basic	64,142	63,893	64,073	63,865
Diluted	64,464	64,209	64,073	63,865

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net income (loss)	$2,954	$6,994	$(22,085)	$(12,916)
Unrealized gain on derivative activities, net of tax	—	—	—	970
Change in other postretirement benefit plans, net of tax	—	—	373	—
Foreign currency translation adjustment	1,320	(1,569)	2,828	(3,126)
Comprehensive income (loss)	$4,274	$5,425	$(18,884)	$(15,072)

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$16,791	$35,793
Receivables, net	266,818	198,468
Inventories	291,696	285,030
Other current assets	22,432	24,798
Total current assets	597,737	544,089
Non-current assets
Property, plant and equipment, net	485,184	492,167
Operating lease right-of-use assets	63,616	—
Goodwill	508,742	508,193
Intangible assets, net	166,480	183,789
Investment in equity method investee	54,076	50,607
Other long-term assets	2,329	14,407
Total assets	$1,878,164	$1,793,252

LIABILITIES AND EQUITY
Current liabilities
Trade payables	$131,697	$114,708
Accrued liabilities	71,780	70,236
Deferred revenue	10,972	9,138
Current portion of long-term debt	12,510	12,510
Current portion of tax receivable agreement	15,457	15,457
Total current liabilities	242,416	222,049
Non-current liabilities
Long-term debt	1,210,546	1,176,095
Long-term finance lease liabilities	136,096	134,948
Long-term operating lease liabilities	56,578	—
Deferred tax liabilities	39,430	46,615
Deferred gain on sale-leaseback	—	9,338
Other long-term liabilities	20,938	22,667
Long-term tax receivable agreement	73,318	73,318
Total liabilities	1,779,322	1,685,030
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.001 par value, 190,000 shares authorized; 64,298 and 64,206 shares issued and outstanding	18	18
Additional paid-in-capital	237,478	234,931
Accumulated other comprehensive loss	(7,539)	(10,740)
Retained deficit	(131,115)	(115,987)
Total shareholders' equity	98,842	108,222
Total liabilities and shareholders' equity	$1,878,164	$1,793,252

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity

Balance at December 31, 2018	64,205,604	$18	$234,931	$(10,740)	$(115,987)	$108,222
Cumulative effect of accounting changes, net of tax	—	—	—	—	6,957	6,957
Share-based compensation expense	—	—	1,529	—	—	1,529
Stock-based plan activity	57,106	—	(26)	—	—	(26)
Comprehensive loss:
Net loss	—	—	—	—	(25,039)	(25,039)
Change in other postretirement benefit plans, net of tax	—	—	—	373	—	373
Foreign currency translation adjustment	—	—	—	1,508	—	1,508
Balance at March 31, 2019	64,262,710	18	236,434	(8,859)	(134,069)	93,524
Share-based compensation expense	—	—	1,132	—	—	1,132
Stock-based plan activity	35,447	—	(88)	—	—	(88)
Comprehensive income:
Net income	—	—	—	—	2,954	2,954
Foreign currency translation adjustment	—	—	—	1,320	—	1,320
Balance at June 30, 2019	64,298,157	$18	$237,478	$(7,539)	$(131,115)	$98,842

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity

Balance at December 31, 2017	64,230,888	$18	$230,023	$(5,098)	$(92,452)	$132,491
Share-based compensation expense	—	—	1,154	—	—	1,154
Stock-based plan activity	(3,663)	—	(57)	—	—	(57)
Comprehensive loss:
Net loss	—	—	—	—	(19,910)	(19,910)
Gain on derivative transactions, net of tax	—	—	—	970	—	970
Foreign currency translation adjustment	—	—	—	(1,557)	—	(1,557)
Reclassification due to the adoption of ASU 2018-02	—	—	—	(830)	830	—
Balance at March 31, 2018	64,227,225	18	231,120	(6,515)	(111,532)	113,091
Share-based compensation expense	—	—	1,984	—	—	1,984
Stock-based plan activity	868	—	(39)	—	—	(39)
Comprehensive income:
Net income	—	—	—	—	6,994	6,994
Foreign currency translation adjustment, and other	—	—	—	(1,569)	2	(1,567)
Balance at June 30, 2018	64,228,093	$18	$233,065	$(8,084)	$(104,536)	$120,463

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)
Net loss	$(22,085)	$(12,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization expense	48,782	53,448
(Gain) / loss on business divestiture	—	(6,016)
(Gain) / loss on disposal of property, plant and equipment	1,033	(2,571)
Amortization of debt discount and issuance costs	4,013	4,050
Stock-based compensation expense	2,661	3,138
Earnings from equity method investee	(4,969)	(5,521)
Distributions from equity method investee	1,500	5,000
Unrealized loss / (gain) on derivative instruments, net	5,024	(4,220)
Unrealized foreign currency gains, net	(93)	(195)
Provision (recoveries) for doubtful accounts	(194)	(316)
Deferred taxes	(9,566)	(22,722)
Deferred rent	—	979
Other non-cash items	919	471
Change in assets and liabilities:
Receivables, net	(67,813)	(72,062)
Inventories	(5,734)	(35,625)
Other current assets	(641)	18,861
Accounts payable and accrued liabilities	13,066	25,464
Other assets & liabilities	6,775	4,095
NET CASH USED IN OPERATING ACTIVITIES	(27,322)	(46,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, and intangible assets	(34,051)	(17,629)
Proceeds from sale of fixed assets	9,509	4,874
Settlement of net investment hedges	—	(4,990)
Business combinations, net of cash acquired	—	(2,914)
NET CASH USED IN INVESTING ACTIVITIES	(24,542)	(20,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loans	(6,255)	(6,255)
Proceeds from revolver	54,000	—
Payments on revolver	(15,000)	—
Other financing activities	(395)	(265)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	32,350	(6,520)
Effect of exchange rate changes on cash	512	(515)
Net change in cash and cash equivalents	(19,002)	(74,352)
Cash and cash equivalents, beginning of period	35,793	104,534
Cash and cash equivalents, end of period	$16,791	$30,182

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$38,835	$30,613
Income taxes paid	3,911	4,608
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Assets and liabilities acquired in non-cash exchange	—	18,140
Fair value changes of derivatives recorded in OCI, net of tax	—	970
Capital lease obligation resulting from the sale-leaseback exchange transaction	—	148,962

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

Concentration of Credit Risk

The Company had an individual customer within its Water Pipe & Products segment that accounted for approximately 14% and 15% of the Company's total net sales for the six months ended June 30, 2019 and 2018, respectively, and total receivables at June 30, 2019 and December 31, 2018 representing 16% and 16% of the Company's total receivables, net, respectively.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

To adopt Topic 842, the Company recognized a cumulative catch-up adjustment to the opening balance sheet presented January 1, 2019. The adoption of standard had a material impact on the Company’s condensed consolidated balance sheet, but did not have an impact on its condensed consolidated statements of operations, comprehensive income (loss) or cash flows. As a result of the adoption, the Company has recorded additional lease assets and lease liabilities of approximately $63.9 million and $65.2 million, respectively, as of January 1, 2019. In addition, the Company recognized the carrying value of deferred gains related to certain sale and operating leaseback of land of $9.3 million, net of tax impact of $2.3 million, to beginning retained deficit as of January 1, 2019, in accordance with ASC 842-10-65-1.

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

4. Receivables, net

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Trade receivables	$252,442	$188,999
Amounts billed, but not yet paid under retainage provisions	2,351	2,065
Other receivables	13,902	9,545
Total receivables	268,695	200,609
Less: Allowance for doubtful accounts	(1,877)	(2,141)
Receivables, net	$266,818	$198,468

5. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Finished goods	$202,560	$193,603
Raw materials	87,881	90,376
Work in process	1,255	1,051
Total inventories	$291,696	$285,030

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

6. Investment in equity method investee

The Company owns 50% of the Common Unit voting shares of Concrete Pipe & Precast LLC ("CP&P") and consequently, has recorded its investment in the Common Unit voting shares in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under the equity method of accounting.

The Company's investment in the joint venture was $54.1 million at June 30, 2019, which is included within the Drainage Pipe & Products segment. At June 30, 2019, the difference between the amount at which the Company's investment is carried and the amount of the Company's share of the underlying equity in net assets of CP&P was approximately $13.1 million. The basis difference is primarily attributed to the value of land and equity method goodwill associated with the investment.

The following reflects the Company's distribution and earnings in the equity investment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Distribution received from CP&P	$—	$5,000	$1,500	$5,000
Share of earnings in CP&P	3,420	3,690	5,005	5,557
Amortization of excess fair value of investment	(18)	(18)	(36)	(36)

Selected financial data for CP&P on a 100% basis is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$37,353	$34,655	$65,602	$64,673
Gross profit	11,721	11,046	19,675	19,494
Income from operations	6,840	6,860	10,020	10,695
Net income	6,776	6,797	9,893	10,573

7. Property, plant and equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Machinery and equipment	$391,027	$373,881
Land, buildings and improvements	235,598	235,819
Other equipment	6,291	6,962
Construction-in-progress	30,639	32,448
Total property, plant and equipment	663,555	649,110
Less: accumulated depreciation	(178,371)	(156,943)
Property, plant and equipment, net	$485,184	$492,167

Depreciation expense totaled $12.4 million and $25.2 million for the three and six months ended June 30, 2019, and $12.8 million and $27.1 million for the three and six months ended June 30, 2018,

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

respectively, which is included in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

8. Goodwill and other intangible assets, net

    The Company has recorded goodwill in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the six months ended June 30, 2019 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2018	$189,833	$318,360	$508,193
Foreign currency and other adjustments	549	—	549
Balance at June 30, 2019	$190,382	$318,360	$508,742

Intangible assets other than goodwill at June 30, 2019 and December 31, 2018 included the following (in thousands):

	Net carrying value as of June 30, 2019	Net carrying value as of December 31, 2018
Customer relationships and contracts	$118,671	$131,473
Trade names	22,075	24,523
Patents	9,489	11,304
Non-compete agreements	9,570	9,574
Developed technology	6,167	—
In-Process R&D (1)	—	6,354
Other	508	561
Total intangible assets	$166,480	$183,789
(1) Reclassified to developed technology in the first quarter of 2019.

Amortization expense totaled $12.0 million and $23.6 million for the three and six months ended June 30, 2019, and $13.2 million and $26.4 million for the three and six months ended June 30, 2018, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. All of the Company's intangible assets are amortizable.

9. Fair value measurement

The Company's financial instruments consist primarily of cash and cash equivalents, trade and other receivables, derivative instruments, accounts payable, long-term debt, operating and finance lease liabilities, accrued liabilities and the tax receivable agreement obligation. The carrying value of the Company's trade receivables, other receivables, trade payables, the asset-based revolver and accrued liabilities approximates fair value due to their short-term maturity or other terms related to these financial instruments. The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis are as follows for the dates indicated (in thousands):

	Fair value measurements at June 30, 2019 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value June 30, 2019
Assets:
Derivative asset	$—	$1,635	$—	$1,635

	Fair value measurements at December 31, 2018 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2018
Assets:
Derivative asset	$—	$6,659	$—	$6,659

Liabilities and assets classified as level 2 which are recorded at fair value are valued using observable market inputs. The fair values of derivative assets and liabilities are determined using quantitative models that utilize multiple market inputs including interest rates and exchange rates to generate continuous yield or pricing curves and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The fair values of derivative assets and liabilities include adjustments for market liquidity, counter-party credit quality, and other instrument-specific factors, where appropriate. In addition, the Company incorporates within its fair value measurements a valuation adjustment to reflect the credit risk associated with the net position. Positions are netted by counter-parties, and fair value for net long exposures is adjusted for counter-party credit risk while the fair value for net short exposures is adjusted for the Company’s own credit risk.

The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at June 30, 2019 using
	Carrying Amount June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value June 30, 2019
Liabilities:
Term Loan	$1,185,956	$—	$1,129,165	$—	$1,129,165
Tax receivable agreement payable	88,775	—	—	54,186	54,186

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

		Fair value measurements at December 31, 2018 using
	Carrying Amount December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2018
Liabilities:
Term Loan	$1,188,605	$—	$1,103,628	$—	$1,103,628
Tax receivable agreement payable (1)	88,775	—	—	51,832	51,832
(1) During the first quarter of 2019, the Company identified a mathematical error in the 2018 10-K related to the disclosure of the fair value of the tax receivable agreement payable as of December 31, 2018. The fair value should have been $51.8 million, as opposed to $82.9 million, and is being corrected herein. This disclosure error did not have an impact on the Company's consolidated financial statements.

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

10.    Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued payroll and employee benefits	$27,659	$31,095
Short-term finance leases	16,648	16,430
Short-term operating leases	9,232	—
Accrued taxes	7,853	11,489
Warranty	3,004	3,251
Accrued rebates	2,823	3,542
Environmental obligation	618	570
Other miscellaneous accrued liabilities	3,943	3,859
Total accrued liabilities	$71,780	$70,236

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

11. Debt and deferred financing costs

The Company’s debt consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Term Loan, net of debt issuance costs and original issuance discount of $30,646 and $34,252, respectively	$1,185,956	$1,188,605
Revolver, net of debt issuance costs of $1,900	37,100	—
Total debt	$1,223,056	$1,188,605
Less: current portion debt	(12,510)	(12,510)
Total long-term debt	$1,210,546	$1,176,095

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

Effective May 1, 2017, the Company amended the Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the interest margins applicable to the full balance of the Term Loan by 50 basis points such that applicable margin based on LIBOR was reduced from 3.50% to 3.00%. The net proceeds from the incremental term loan of $196.8 million were used to pay down a portion of the outstanding balance on the Revolver. This amendment had no effect on the Company's ability to increase the size of the Term Loan under the original provisions. The Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest accrues on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively. The weighted average interest rates for the Term Loan were 5.5% and 5.5% for the three and six months ended June 30, 2019, respectively, and 4.9% and 4.8% for the three and six months ended June 30, 2018, respectively.

The Revolver provides for an aggregate principal amount of up to $300.0 million, with up to $280.0 million to be made available to the U.S. borrowers and up to $20.0 million to be made available to the Canadian borrowers (the allocation may be modified periodically at the Company's request). Subject to the conditions set forth in the revolving credit agreement related to the Revolver (the "Revolving Credit Agreement"), the Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations. The advance rates for accounts receivable and inventory are subject to increase by 2.5% during certain periods. As of June 30, 2019, the Revolver had borrowings of $39.0 million and the weighted average interest rate was 3.75%. As of December 31, 2018, there were no outstanding borrowings under the Revolver.

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

In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total Revolver. Availability under the Revolver at June 30, 2019 based on draws, and outstanding letters of credit of $17.3 million and allowable borrowing base was $243.7 million.

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

As of June 30, 2019, the Company was in compliance with all applicable covenants under the Revolver and the Term Loan.

As of June 30, 2019, scheduled maturities of long-term debt were as follows (in thousands):

	Total	Term Loan	Revolver
2019	$6,256	$6,256	$—
2020	12,510	12,510	—
2021	51,510	12,510	39,000
2022	12,510	12,510	—
2023	1,172,816	1,172,816	—
	$1,255,602	$1,216,602	$39,000

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

The Company elects to present all derivative assets and derivative liabilities on a net basis on its condensed consolidated balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At June 30, 2019 and December 31, 2018, the Company’s derivative instruments fall under an ISDA master netting agreement.

The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	June 30, 2019
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$525,000	$1,635	$—	$—
Total derivatives, gross		1,635		—
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$1,635		$—

	December 31, 2018
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$525,000	$6,659	$—	$—
Total derivatives, gross		6,659		—
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$6,659		$—

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the effect of derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net investment hedges
Foreign exchange forward contracts
Gain on derivatives recognized in Accumulated other comprehensive loss	$—	$—	$—	$970
Derivatives not designated as hedges
Interest rate swaps
Gain (loss) on derivatives not designated as hedges included in interest expense	(2,932)	871	(5,024)	4,220

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

The components of lease expense were as follows (in thousands):

Lease cost	Classification	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	Lease expense	$4,184	$8,221
Finance lease cost
Amortization of leased assets	Depreciation, amortization, and accretion	594	1,097
Interest on lease liabilities	Interest expense	4,609	9,153

Lease term and discount rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	15.5 years
Finance leases	33.7 years
Weighted-average discount rate (%)
Operating leases	12.6%
Finance leases	12.3%

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows (in thousands):

Six months ended June 30, 2019
Cash paid for amounts included in lease liabilities
Operating cash flows related to operating leases	$7,386
Operating cash flows related to finance leases	8,009
Financing cash flows related to finance leases	282
Leased assets obtained in exchange for new finance lease liabilities	42
Leased assets obtained in exchange for new operating lease liabilities	3,872

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification	June 30, 2019
Operating leases
Right of use assets	Operating lease right-of-use assets	$63,616
Operating lease liabilities - current portion	Accrued liabilities	(9,232)
Operating lease liabilities - long term portion	Long-term operating lease liabilities	(56,578)
Finance leases
Finance lease assets	Property, plant and equipment, net	50,861
Finance lease liabilities - current portion	Accrued liabilities	(16,648)
Finance lease liabilities - long term portion	Long-term finance lease liabilities	(136,096)

As of June 30, 2019, maturities of lease liabilities were as follows (in thousands):

	Operating leases	Finance leases	Total
2019	$7,347	$8,406	$15,753
2020	13,392	16,837	30,229
2021	11,076	16,992	28,068
2022	10,309	17,242	27,551
2023	10,095	17,458	27,553
Thereafter	120,127	669,468	789,595
Total lease payments	172,346	746,403	918,749
Less: imputed interest	(106,536)	(593,659)	(700,195)
Present value of lease liabilities	$65,810	$152,744	$218,554

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Earnout Dispute

The Acquisition included an earnout, which was contingent consideration of up to $100.0 million, if and to the extent the 2015 financial results of the businesses acquired by Lone Star in the Acquisition, including the Company and HC's former building products business in the United Kingdom, exceeded a specified Adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such Adjusted EBITDA calculation exceeded the specified target, LSF9 and, as a result of the Reorganization, the Company would be required to pay the U.S. affiliate of HC an amount equal to a multiple of such excess Adjusted EBITDA, with any payment capped at $100.0 million. In April 2016, the Company provided an earnout statement to affiliates of HC demonstrating that no payment was required. On June 13, 2016, HC provided notification that it disputes, among other things, the Company’s calculation of Adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100.0 million. The Company does not believe HC’s position has merit and is vigorously opposing HC's assertions. On October 5, 2016, affiliates of HC filed a lawsuit in the Delaware Court of Chancery seeking specific performance and claiming access to the Company's books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert’s authority; and in the alternative, claiming a breach of contract and seeking the $100.0 million and other damages (the "Delaware Action"). On December 8, 2017, the court granted the defendants' Motion to Dismiss the First Amended Complaint in the Delaware Action, finding that the earnout dispute should be heard before a neutral accounting arbitrator as set forth in the purchase agreement and that any claims that required to be brought as indemnification claims under the purchase agreement were time-barred by the contractual limitations period. Following the dismissal of the Delaware Action, the Company and HC jointly engaged a neutral accounting expert to act as an arbitrator in the dispute as required by the purchase agreement. The parties then briefed certain preliminary matters for the arbitrator. Based on the arbitrator's rulings, the Company is currently producing additional documents to HC and the accounting arbitrator is in the process of ruling on objections to that production. Under the terms of the engagement with the arbitrator, once document production is deemed complete, the parties will begin providing briefing on the merits of their claims to the arbitrator. As of June 30, 2019, no liability for this contingency has been accrued as payment of any earnout is not considered probable. However, the outcome of this matter is uncertain, and no assurance can be given to the ultimate outcome of the resulting proceedings. If the Company is unsuccessful in resolving the dispute, it could recognize a material charge to its earnings.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

On February 15, 2019, the Securities Defendants filed a Motion to Dismiss all claims in the case based on plaintiffs' failure to state a claim. Briefing on the motion to dismiss was completed on May 1, 2019, and the court has not yet ruled on the motion. The parties have agreed to mediate the Securities Action, and the mediation is scheduled to occur in the third quarter 2019.

On July 31, 2018, a putative shareholder derivative complaint captioned Maloney v. Bradley, et al., was filed in the United States District Court for the Northern District of Texas, naming as defendants certain of the Company’s current and former directors and officers (the "Maloney Action"). The complaint alleges the defendants breached their fiduciary duties, committed constructive fraud, and wasted corporate assets, and also asserts unjust enrichment claims against certain defendants. The complaint seeks, on behalf of the Company, unspecified damages, an order directing the return of certain payments to the defendants and imposing a constructive trust thereon, certain injunctive relief, reasonable costs and attorneys' fees, and punitive damages. On November 16, 2018, the defendants filed motions to dismiss the Maloney Action on the grounds that it was brought in the wrong venue in violation of the Company's Amended and Restated Certificate of Incorporation, that plaintiffs failed to make a pre-suit demand as required by applicable law and that plaintiff's complaint fails to state a claim. On July 30, 2019, the court in the Maloney Action granted the defendants' motion to dismiss on the grounds that the case should have been brought in Delaware according to the Company's Amended and Restated Certificate of Incorporation. The Company does not know whether plaintiffs will appeal the court's ruling.

On January 15, 2019, a putative shareholder derivative complaint captioned Lee v. Bradley, et al., was filed in the United States District Court for the District of Delaware, naming as defendants certain of the Company’s current and former directors and officers (the "Lee Action"). The complaint alleges the defendants violated Section 14A of the Securities and Exchange Act of1934, as amended, and related rules by failing to make certain disclosures in the Company's proxy solicitation in advance of the 2017 Annual Meeting of Stockholders, and that defendants breached their fiduciary duties, wasted corporate assets, and committed constructive fraud. The complaint also asserts unjust enrichment claims against certain defendants. The complaint seeks, on behalf of the Company, unspecified damages, an order directing the return of certain payments to the defendants, certain injunctive relief, and reasonable costs and attorneys' fees. On April 18, 2019, the court entered an agreed stipulation staying the Lee Action until the court in the Securities Action rules on the motion to dismiss in that case.

The Company and other defendants are vigorously defending the Securities Action, the Maloney Action and the Lee Action. Given the stage of the proceedings, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Securities Action, the Maloney Action or the Lee Action.

Long-term incentive plan

Following the Acquisition, Lone Star implemented a cash-based long term incentive plan (the “LTIP”), which entitles the participants in the LTIP a potential cash payout upon a monetization event as defined by the LTIP. Potential monetization events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star reduces its ownership interest in the Company or successor entities of LSF9, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of June 30, 2019, no such monetization events that meet the required return for an LTIP payment have occurred, and therefore no amounts were accrued in the accompanying condensed consolidated balance sheets. While no payments have occurred thus far, payments

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

under the LTIP could be significant depending upon future monetization events. The timing and amount of such payments are unknown and is dependent upon future monetization events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the IPO, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered.

Tax receivable agreement

The Company has a tax receivable agreement (the "TRA") with Lone Star that provides for, among other things, the payment by the Company to Lone Star of 85% of the amount of certain covered tax benefits, which may reduce the actual liability for certain taxes that the Company might otherwise be required to pay. The tax benefits subject to the TRA include: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that the Company had in its assets as of the time of the consummation of the IPO, (ii) the utilization of the Company's and its subsidiaries’ net operating losses and tax credits, if any, attributable to periods prior to the IPO, (iii) deductions in respect of payments made, funded or reimbursed by an initial party to the tax receivable agreement (other than the Company or one of its subsidiaries) or an affiliate thereof to participants under the LTIP, (iv) deductions in respect of transaction expenses attributable to the acquisition of USP Holdings, Inc. and (v) certain other tax benefits attributable to payments made under the tax receivable agreement.

For purposes of the TRA, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which any such related tax benefits remain. The Company accounts for potential payments under the TRA as a contingent liability, with amounts accrued when considered probable and reasonably estimable. The liability recorded by the Company for the TRA at June 30, 2019 and December 31, 2018 was $88.8 million and $88.8 million, respectively. The timing and amount of future tax benefits associated with the TRA are subject to change, and additional payments may be required which could be materially different from the current accrued liability. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing activity in the consolidated statement of cash flows. During the six months ended June 30, 2019, no payments have been made on the TRA to Lone Star.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The calculations of the basic and diluted EPS for the three and six months ended June 30, 2019 and 2018 are presented below (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income (loss)	$2,954	$6,994	$(22,085)	$(12,916)
Less: Earnings allocated to unvested restricted stock awards	7	37	—	—
Earnings (loss) allocated to common shareholders	$2,947	$6,957	$(22,085)	$(12,916)

Common stock:
Weighted average basic shares outstanding	64,142	63,893	64,073	63,865
Effect of dilutive securities	322	316	—	—
Weighted average diluted shares outstanding	64,464	64,209	64,073	63,865

Basic earnings (loss) per share:
Net income (loss)	$0.05	$0.11	$(0.34)	$(0.20)
Diluted earnings (loss) per share:
Net income (loss)	$0.05	$0.11	$(0.34)	$(0.20)

As detailed further below, potential dilutive shares of common stock were anti-dilutive as a result of the Company's net loss for the six months ended June 30, 2019 and June 30, 2018. As a result, basic weighted average shares were used in the calculations of basic earnings per share and diluted earnings per share for those periods.

The number of stock options and restricted shares that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the three months ended June 30, 2019 and June 30, 2018 and the six months ended June 30, 2019 and June 30, 2018 were 5,437,403, 3,046,569, 4,557,278 and 2,318,182, respectively.

16.    Income taxes

The Company recorded income tax expense from continuing operations of $0.9 million and income tax benefit of $6.4 million for the three and six months ended June 30, 2019, respectively, and an income tax expense of $7.2 million and $3.6 million for the three and six months ended June 30, 2018, respectively.

The income tax expense for the three months ended June 30, 2019 differs from the expense computed at the federal statutory rate primarily due to the unfavorable permanent add-back of the non-deductible one-time executive severance payment, offset by the favorable return-to-provision adjustment recorded in the quarter.

The income tax benefit for the six months ended June 30, 2019 differs from the benefit computed at the federal statutory rate primarily due to the unfavorable permanent add-back of the non-deductible one-time executive severance payment, offset by the favorable state benefit and favorable return-to-provision adjustment recorded in the quarter.

The income tax expense for the three months ended June 30, 2018 is higher than the expense computed at the statutory rate primarily due to changes in the Company's valuation allowance. The Company evaluates the recoverability of its deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. The Company assesses whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The analysis used in determining the valuation allowance involves considerable judgment and

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

assumptions. After consideration of all evidence, the Company increased the valuation allowance by $3.5 million for the three months ended June 30, 2018.

The income tax expense for the six months ended June 30, 2018 is higher than the benefit computed at the statutory rate primarily due to changes in the Company's valuation allowance described above and the unfavorable impact of the disposition of nondeductible goodwill in connection with a divestiture transaction that occurred in the three months ended March 31, 2018.

The Company's quarterly provision for income taxes has historically been calculated using the annual effective rate method, which applies an estimated annual effective tax rate to pre-tax income or loss. However, when the result of the expected annual effective tax rate is not deemed reliable and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the actual year-to-date effective tax rate (the "discrete method"), which results in an income tax provision or benefit based solely on the year-to-date pre-tax income or loss as adjusted for permanent differences on a pro rata basis. The Company has recorded its interim income tax provision using the discrete method, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting for the six months ended June 30, 2019.

17.    Segment reporting

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth the disaggregation of revenue earned from contracts with customers based on the Company's reportable segments as well as other financial information attributable to the Company's reportable segments for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net sales:
Drainage Pipe & Products	$241,680	$222,881	$405,414	$378,526
Water Pipe & Products	168,539	193,205	296,663	327,518
Corporate and Other	—	1	—	3
Total	$410,219	$416,087	$702,077	$706,047

Depreciation and amortization:
Drainage Pipe & Products	$9,456	$10,354	$18,658	$20,451
Water Pipe & Products	14,595	15,475	29,470	32,557
Corporate and Other	339	207	654	440
Total	$24,390	$26,036	$48,782	$53,448

Segment EBITDA and reconciliation to income (loss) before income taxes:
Drainage Pipe & Products	$48,997	$48,411	$74,063	$69,570
Water Pipe & Products	24,973	24,196	33,714	31,105
Corporate and Other	(19,962)	(14,589)	(37,048)	(25,532)
Less: Interest expense	(25,783)	(17,745)	(50,448)	(31,053)
Depreciation and amortization	(24,390)	(26,036)	(48,782)	(53,448)
Income (loss) before income taxes	$3,835	$14,237	$(28,501)	$(9,358)

Capital expenditures:
Drainage Pipe & Products	$7,519	$6,641	$15,448	$9,508
Water Pipe & Products	2,248	2,410	4,525	7,653
Corporate and Other	695	200	2,463	278
Total	$10,462	$9,251	$22,436	$17,439

			June 30,	December 31,
			2019	2018
Total assets:
Drainage Pipe & Products			$910,259	$800,454
Water Pipe & Products			923,687	922,162
Corporate and Other			44,218	70,636
Total			$1,878,164	$1,793,252

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $3.4 million, $5.0 million, $3.7 million and $5.5 million for the three and six months ended June 30, 2019 and June 30, 2018, respectively, and with the following balances (in thousands):

	June 30,	December 31,
	2019	2018
Investment in equity method investee	$54,076	$50,607

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

Property, plant, and equipment, net:	June 30,	December 31,
	2019	2018
United States	$432,416	$441,773
Canada	43,024	40,331
Mexico	9,744	10,063
	$485,184	$492,167

Net sales:	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
United States	$391,721	$391,770	$668,458	$665,439
Canada	16,555	21,706	29,655	35,886
Mexico	1,943	2,611	3,964	4,722
	$410,219	$416,087	$702,077	$706,047

18. Related party transactions

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

CP&P

The Company sold certain goods and services to its joint venture, CP&P, including spare parts for repairs, and property rentals. For the six months ended June 30, 2019, Forterra sold $0.03 million of product to CP&P and purchased goods and services from CP&P for an amount of $0.18 million. For the six months ended June 30, 2018, Forterra sold $0.04 million of product to CP&P and purchased $0.1 million of goods and services from CP&P.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Bricks Joint Venture

Prior to the IPO, LSF9 distributed its brick operations in the United States and Eastern Canada to a joint venture formed by an affiliate of Lone Star (the "Bricks Disposition"). In connection with the Bricks Disposition, Forterra entered into a transition services agreement with the joint venture, whereby Forterra would continue to provide certain administrative services, including but not limited to information technology, accounting and treasury for a limited period of time. Such transition services ended in February 2018. During the transition period, the Company collected cash from as well as settled invoices and payroll on behalf of the joint venture. As a result, Forterra had a net receivable from affiliates of $4.4 million as of December 31, 2018 included in other current assets. Such amount was subsequently collected during the second quarter of 2019.

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

Results of Operations

Three Months Ended June 30, 2019 as Compared to Three Months Ended June 30, 2018

Total Company

The following table summarizes certain financial information relating to our operating results for the three months ended June 30, 2019 and June 30, 2018 (in thousands).

Statements of Income Data:	Three months ended June 30, 2019	Three months ended June 30, 2018	% Change

Net sales	$410,219	$416,087	(1.4)%
Cost of goods sold	324,405	340,774	(4.8)%
Gross profit	85,814	75,313	13.9%
Selling, general and administrative expenses	(58,640)	(51,263)	14.4%
Impairment and exit charges	(582)	(276)	*
Other operating income (expense), net	(376)	4,536	*
	(59,598)	(47,003)	26.8%
Income from operations	26,216	28,310	(7.4)%
Other income (expenses)
Interest expense	(25,783)	(17,745)	45.3%
Earnings from equity method investee	3,402	3,672	(7.4)%
Income before income taxes	3,835	14,237	(73.1)%
Income tax expense	(881)	(7,243)	(87.8)%
Net income	$2,954	$6,994	(57.8)%
* Represents positive or negative change in excess of 100%

Net Sales

Net sales in the three months ended June 30, 2019 was $410.2 million, a slight decrease of $5.9 million or 1.4% from $416.1 million in the three months ended June 30, 2018. The slight decrease in net sales was primarily due to lower sales volumes in our Water Pipe & Products segment, partially offset by higher average selling prices in both segments.

Cost of Goods Sold

Cost of goods sold in the three months ended June 30, 2019 was $324.4 million, a decrease of $16.4 million or 4.8% from $340.8 million in the three months ended June 30, 2018. The decrease was primarily due to lower sales volumes and lower cost of raw materials in our Water Pipe & Products segment.

Gross Profit

Gross profit in the three months ended June 30, 2019 was $85.8 million, an increase of $10.5 million, or 13.9%, from $75.3 million in the three months ended June 30, 2018. Gross profit increased primarily due to higher average selling prices in both segments and stabilized manufacturing costs especially in our Water Pipe & Products segment, partially offset by lower sales volumes compared to prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended June 30, 2019 were $58.6 million, an increase of $7.3 million or 14.4% from $51.3 million in the three months ended June 30, 2018. The increase was due to a $3.7 million executive severance charge primarily related to the change in CEO being recorded in the three months ended June 30, 2019, as well as increased expenses related to various pending legal disputes and claims in the ordinary course of our business.

Impairment and Exit Charges

Impairment and exit charges in the three months ended June 30, 2019 were $0.6 million compared to $0.3 million in the three months ended June 30, 2018. The increase primarily related to the reorganization activities in our Water Pipe & Products segment.

Interest Expense

Interest expense in the three months ended June 30, 2019 was $25.8 million, an increase of $8.1 million or 45.3% from $17.7 million in the three months ended June 30, 2018. The interest expense in the 2019 period included $4.6 million resulting from the change in the classification of certain leases from operating lease to finance lease as the result of the amendment and restatement of our sale-leaseback transaction completed in June 2018. The remainder of the interest expense increase was primarily due to the impact of higher average interest rates and a larger debt balance due to outstanding borrowings under our revolving credit facility.

Income Tax Expense

Income tax expense in the three months ended June 30, 2019 was $0.9 million, a decrease of $6.3 million from $7.2 million in the three months ended June 30, 2018. The change is primarily due to the greater positive earnings before income taxes recorded for the three months ended June 30, 2018 versus the income in the same period of 2019, as well as the benefit related to the set up of the valuation allowance in the three months ended June 30, 2018 that did not recur in the three months ended June 30, 2019.

Segments

	For the three months ended June 30,
(in thousands)	2019	2018	% Change
Net sales:
Drainage Pipe & Products	$241,680	$222,881	8.4%
Water Pipe & Products	168,539	193,205	(12.8)%
Corporate and Other	—	1	*
Total	$410,219	$416,087	(1.4)%

Gross profit (loss):
Drainage Pipe & Products	57,717	49,851	15.8%
Water Pipe & Products	28,147	25,585	10.0%
Corporate and Other	(50)	(123)	(59.3)%
Total	$85,814	$75,313	13.9%

Segment EBITDA(1):
Drainage Pipe & Products	48,997	48,411	1.2%
Water Pipe & Products	24,973	24,196	3.2%
Corporate and Other	(19,962)	(14,589)	36.8%

(1)
For the purposes of evaluating segment performance, the Company’s chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of EBITDA. See Note 17, Segment Reporting, to the condensed consolidated financial statements for segment EBITDA reconciliation to income (loss) before income taxes.

*	Represents positive or negative change in excess of 100%.

Drainage Pipe & Products

Net Sales

Net sales in the three months ended June 30, 2019 was $241.7 million, an increase of $18.8 million or 8.4% from $222.9 million in the three months ended June 30, 2018. The increase was primarily due to higher average selling prices. Sales volumes in the three months ended June 30, 2019 remained relatively unchanged compared to the same period in prior year.

Gross Profit

Gross profit in the three months ended June 30, 2019 was $57.7 million, an increase of $7.8 million or 15.8% from $49.9 million in the three months ended June 30, 2018. The increase was primarily due to higher average selling prices, cost controls from operational improvement initiatives and lower rent expense.

Water Pipe & Products

Net Sales

Net sales in the three months ended June 30, 2019 were $168.5 million, a decrease of $24.7 million or 12.8% from $193.2 million in the three months ended June 30, 2018. The decrease was due primarily to a decline in shipment volumes. As we continue to improve our product and service quality, we have seen a shift in customer purchasing patterns towards ordering on an as-needed basis and away from building on-hand inventory levels, which resulted a slowdown in our shipments during the current quarter. The decrease in shipment volumes were partially offset by higher selling prices as we continue to focus on pricing discipline.

Gross Profit

Gross profit in the three months ended June 30, 2019 was $28.1 million, an increase of $2.5 million or 10.0% from $25.6 million in the three months ended June 30, 2018. The increase was primarily due to higher average selling prices and lower raw material costs, partially offset by the decline in sales volumes.

Six Months Ended June 30, 2019 as Compared to Six Months Ended June 30, 2018

Total Company

The following table summarizes certain financial information relating to our operating results for the six months ended June 30, 2019 and June 30, 2018 (in thousands).

Statements of Income Data:	Six months ended June 30, 2019	Six months ended June 30, 2018	% Change

Net sales	$702,077	$706,047	(0.6)%
Cost of goods sold	574,458	596,369	(3.7)%
Gross profit	127,619	109,678	16.4%
Selling, general and administrative expenses	(110,031)	(103,125)	6.7%
Impairment and exit charges	(813)	(1,721)	(52.8)%
Other operating income	203	5,326	(96.2)%
	(110,641)	(99,520)	11.2%
Income from operations	16,978	10,158	67.1%
Other income (expenses)
Interest expense	(50,448)	(31,053)	62.5%
Earnings from equity method investee	4,969	5,521	(10.0)%
Other income, net	—	6,016	*
Loss before income taxes	(28,501)	(9,358)	*
Income tax (expense) benefit	6,416	(3,558)	*
Net loss	$(22,085)	$(12,916)	71.0%
* Represents positive or negative change in excess of 100%

Net Sales

Net sales in the six months ended June 30, 2019 was $702.1 million, a slight decrease of $3.9 million or 0.6% from $706.0 million in the six months ended June 30, 2018. The decrease was primarily due to lower shipment volumes in our Water Pipe & Products segment, offset by higher average selling prices in both segments.

Cost of Goods Sold

Cost of goods sold in the six months ended June 30, 2019 was $574.5 million, a decrease of $21.9 million or 3.7% from $596.4 million in the six months ended June 30, 2018. The decrease was primarily due to lower shipments volumes in our Water Pipe & Product segment.

Gross Profit

Gross profit in the six months ended June 30, 2019 was $127.6 million, an increase of $17.9 million, or 16.4%, from $109.7 million in the six months ended June 30, 2018. Gross profit increased primarily due to higher average selling prices in both segments and stabilized manufacturing costs especially in our Water Pipe & Products segment compared to prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the six months ended June 30, 2019 were $110.0 million, an increase of $6.9 million, or 6.7% from $103.1 million in the six months ended June 30, 2018. The increase was due to a $3.7 million executive severance charge primarily related to the change in CEO being recorded in the six months ended June 30, 2019, as well as increased expenses related to various disputes and claims in the ordinary course of our business.

Impairment and Exit Charges

Impairment and exit charges in the six months ended June 30, 2019 were $0.8 million, compared to $1.7 million in the prior year period. The exit charges in the six months ended June 30, 2018 primarily related to the consolidation of certain locations associated with a divestiture transaction which did not recur in 2019.

Other Operating Income

Other operating income in the six months ended June 30, 2019 was $0.2 million, compared to $5.3 million in the prior year period. The income in the 2018 period primarily related to gains from the disposition of certain property, plant and equipment.

Interest Expense

Interest expense in the six months ended June 30, 2019 was $50.4 million, an increase of $19.3 million or 62.5% from $31.1 million in the six months ended June 30, 2018. The interest expense in the 2019 period included $9.1 million resulting from the change in the classification of certain leases from operating lease to finance lease as the result of the amendment and restatement of our sale-leaseback transaction completed in June 2018. The remainder of the interest expense increase was primarily due to the impact of higher average interest rates and a larger debt balance due to outstanding borrowings under our revolving credit facility.

Other Income, net

Other income, net of $6.0 million in the six months ended June 30, 2018 related to the gain from a divestiture transaction that was completed in February 2018.

Income Tax (Expense) Benefit

Income tax benefit in the six months ended June 30, 2019 was $6.4 million, a change of $10.0 million from income tax expense of $3.6 million in the six months ended June 30, 2018. The change is primarily due to a larger loss before income taxes recorded in the six months ended June 30, 2019 compared to the prior year period, as well as the benefit of the valuation allowance that was set up during the six months ended June 30, 2018 that did not recur in the six months ended June 30, 2019.

Segments

	For the six months ended June 30,
(in thousands)	2019	2018	% Change
Net sales:
Drainage Pipe & Products	$405,414	$378,526	7.1%
Water Pipe & Products	296,663	327,518	(9.4)%
Corporate and Other	—	3	*
Total	$702,077	$706,047	(0.6)%

Gross profit (loss):
Drainage Pipe & Products	89,150	76,267	16.9%
Water Pipe & Products	38,882	33,668	15.5%
Corporate and Other	(413)	(257)	60.7%
Total	$127,619	$109,678	16.4%

Segment EBITDA(1):
Drainage Pipe & Products	74,063	69,570	6.5%
Water Pipe & Products	33,714	31,105	8.4%
Corporate and Other	(37,048)	(25,532)	45.1%

(1)
For the purposes of evaluating segment performance, the Company’s chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of EBITDA. See Note 17, Segment Reporting, to the condensed consolidated financial statements for segment EBITDA reconciliation to income (loss) before income taxes.

*	Represents positive or negative change in excess of 100%.

Drainage Pipe & Products

Net Sales

Net sales in the six months ended June 30, 2019 was $405.4 million, an increase of $26.9 million or 7.1% from $378.5 million in the six months ended June 30, 2018. The increase was primarily due to higher average selling prices. Sales volumes in the six months ended June 30, 2019 remained relatively unchanged compared to the same period in prior year.

Gross Profit

Gross profit in the six months ended June 30, 2019 was $89.2 million, an increase of $12.9 million or 16.9% from $76.3 million in the six months ended June 30, 2018. The increase was primarily due to higher average selling prices, cost controls from operational improvement initiatives and lower rent expense.

Water Pipe & Products

Net Sales

Net sales in the six months ended June 30, 2019 was $296.7 million, a decrease of $30.8 million or 9.4% from $327.5 million in the six months ended June 30, 2018. The decrease was due primarily to a decline in sales volumes. As we continue to improve our product and service quality, we have seen a shift in customer purchasing patterns towards ordering on an as-needed basis and away from building on-hand inventory levels, which resulted in a slowdown in our shipments during the current year. The decrease in sales volumes were partially offset by higher average selling prices.

Gross Profit

Gross profit in the six months ended June 30, 2019 was $38.9 million, an increase of $5.2 million or 15.5% from $33.7 million in the six months ended June 30, 2018. The increase was primarily due to higher average selling prices and lower raw material costs, partially offset by the decline in sales volumes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash from operations and borrowings under our credit agreements. We believe these sources will be sufficient to fund our planned operations and capital expenditures in the next 24 months.

We are currently engaged in a dispute with HeidelbergCement regarding the earnout provision in the purchase agreement entered into in connection with the original acquisition of our business. HeidelbergCement has asserted that a payment should be made in the amount of $100.0 million. Resolution is expected to be determined by a neutral accountant pursuant to the terms of the purchase agreement. If it is determined that we are required to make a significant payment to HeidelbergCement, we may not have sufficient cash to make such payment and may be required to incur additional indebtedness. This dispute is discussed in greater detail in Note 14, Commitments and contingencies, to the condensed consolidated financial statements.

As of June 30, 2019 and December 31, 2018, we had approximately $16.8 million and $35.8 million of cash and cash equivalents, respectively, of which $6.9 million and $18.1 million, respectively, were held by foreign subsidiaries. The decline in cash balances as of June 30, 2019 reflects the higher cash demand of our seasonal business. All of the cash and cash equivalents as of June 30, 2019 and December 31, 2018 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.  As a result of the U.S. government enacted comprehensive tax reform legislation commonly known as the TCJA, the Company believes it has the ability to repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax.

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

As of June 30, 2019, we had $1.2 billion outstanding balance under our senior term loan, or, as amended, the Term Loan, and $39.0 million borrowings outstanding under our $300.0 million asset-based revolving credit facility, or the Revolver. The Revolver had available borrowing capacity as of June 30, 2019 of $243.7 million.

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

The Term Loan provides for a $1.25 billion senior secured term loan. Subject to the conditions set forth in the term loan agreement, the Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA of Forterra, Inc. and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met. The Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest will accrue on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively.

The Revolver and the Term Loan contain customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict our ability to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The Revolver contains a financial covenant restricting us from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the Revolver falls below a threshold. The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization, less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness). The Term Loan does not contain any financial covenants. Obligations under the Revolver and the Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). As of June 30, 2019, we were in compliance with all applicable covenants under the Revolver and the Term Loan.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented (in thousands):

	For the six months ended
	June 30, 2019	June 30, 2018
Statement of Cash Flows data:
Net cash used in operating activities	$(27,322)	$(46,658)
Net cash used in investing activities	(24,542)	(20,659)
Net cash provided by (used in) financing activities	32,350	(6,520)

Net Cash Used In Operating Activities

Net cash used in operating activities was $27.3 million in the six months ended June 30, 2019, compared to net cash used in operating activities of $46.7 million in the six months ended June 30, 2018. Changes between the periods are primarily due to higher income from operations as well as the timing of settlements of our receivables and payables.

Net Cash Used in Investing Activities

Net cash used in investing activities was $24.5 million in the six months ended June 30, 2019, primarily due to capital expenditures of $23.2 million and the acquisition of Buckner assets of $10.8 million, partially offset by proceeds from sale of fixed assets of $9.5 million. Net cash used in investing activities was $20.7 million in the six months ended June 30, 2018, primarily due to capital expenditures of $17.6 million and business acquisitions of $13 million, partially offset by cash received from a divestiture transaction of $10.1 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $32.4 million in the six months ended June 30, 2019 due primarily to $39.0 million net proceeds from the Revolver, partially offset by $6.3 million repayments of principal on the Term Loan. Net cash used in financing activities was $6.5 million for the six months ended June 30, 2018 due primarily to repayments of principal on the Term Loan.

Capital Expenditures

Our capital expenditures were $23.2 million and $17.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Capital expenditures primarily related to equipment, such as plant and mobile equipment, upgrade and expansion of existing facilities, and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments. As of June 30, 2019, outstanding stand-by letters of credit amounted to $17.3 million.

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

Leases Accounting Policy

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. We entered into two interest rate swap transactions with a combined notional value of $525 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  Under the terms of both swap transactions, we agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps have a three-year term and expire on March 31, 2020. At June 30, 2019, we estimate that a 1% increase in the rates relating to the portion of our floating rate debt that is not hedged would increase annual interest requirements by approximately $7.3 million.

Foreign Currency Risk

Approximately 4.8% of our net sales for the six months ended June 30, 2019, were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the six months ended June 30, 2019, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.3 million. This may differ from actual results depending on the levels of net sales outside of the U.S.

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

At June 30, 2019, we had an individual customer within our Water Pipe & Products segment that accounted for more than 10% of total net sales for the six months ended June 30, 2019. The customer represented approximately 14% of our total net sales for the six months ended June 30, 2019, and amounts receivable from the customer at June 30, 2019 represented approximately 16% of our total receivables, net.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2019.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the quarter ended June 30, 2019 to the risk factors previously disclosed in the 2018 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit
10.1#	Employment Agreement, dated as of May 22, 2019 by and between the Company and Richard Hunter	(a)

10.2#	Employment Agreement, dated as of May 22, 2019 by and between the Company and Vikrant Bhatia	(a)

10.3#	Employment Agreement, dated as of June 21, 2019 by and between the Company and Karl Watson, Jr.	(b)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	^

101.INS	XBRL Instance Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*
101.DEF	XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

*	Filed herewith
#	Denotes management compensatory plan or arrangement
^
Exhibit 32.1 shall not be deemed filed with the SEC, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(a)	Previously filed on May 23, 2019 as an exhibit to the Company's Current Report on Form 8-K and incorporated herein by reference.
(b)	Previously filed on June 24, 2019 as an exhibit to the Company's Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTERRA, INC.
(Registrant)

	/s/ Karl Watson, Jr.	August 6, 2019
By:	Karl Watson, Jr.
Chief Executive Officer
(Principal Executive Officer)

	/s/ Charles R. Brown, II	August 6, 2019
By:	Charles R. Brown, II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)