Form 10-Q
period 2019-09-30
Forterra, Inc.
filed 2019-11-05
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

There were 64,562,085 shares of common stock, par value $0.001 per share, of the registrant outstanding as of November 1, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORTERRA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net sales	$464,526	$434,510	$1,166,603	$1,140,557
Cost of goods sold	362,362	357,374	936,820	953,743
Gross profit	102,164	77,136	229,783	186,814
Selling, general & administrative expenses	(55,234)	(48,492)	(165,265)	(151,617)
Impairment and exit charges	(510)	(2,170)	(1,323)	(3,891)
Other operating income, net	815	1,538	1,018	6,864
	(54,929)	(49,124)	(165,570)	(148,644)
Income from operations	47,235	28,012	64,213	38,170

Other income (expense)
Interest expense	(23,272)	(21,940)	(73,720)	(52,993)
Gain on extinguishment of debt	374	—	374	—
Earnings from equity method investee	3,990	2,224	8,959	7,745
Other income, net	—	—	—	6,016
Income (loss) before income taxes	28,327	8,296	(174)	(1,062)
Income tax (expense) benefit	(5,897)	(2,793)	519	(6,351)
Net income (loss)	$22,430	$5,503	$345	$(7,413)

Earnings (loss) per share:
Basic	$0.35	$0.09	$0.01	$(0.12)
Diluted	$0.34	$0.09	$0.01	$(0.12)
Weighted average common shares outstanding:
Basic	64,210	63,919	64,119	63,883
Diluted	64,998	64,269	64,528	63,883

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net income (loss)	$22,430	$5,503	$345	$(7,413)
Unrealized gain on derivative activities, net of tax	—	—	—	970
Change in other postretirement benefit plans, net of tax	—	—	373	—
Foreign currency translation adjustment	(710)	1,486	2,118	(1,640)
Comprehensive income (loss)	$21,720	$6,989	$2,836	$(8,083)

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$43,852	$35,793
Receivables, net	286,345	198,468
Inventories	256,645	285,030
Other current assets	19,603	24,798
Total current assets	606,445	544,089
Non-current assets
Property, plant and equipment, net	477,273	492,167
Operating lease right-of-use assets	62,252	—
Goodwill	508,588	508,193
Intangible assets, net	154,558	183,789
Investment in equity method investee	53,065	50,607
Other long-term assets	3,965	14,407
Total assets	$1,866,146	$1,793,252

LIABILITIES AND EQUITY
Current liabilities
Trade payables	$138,247	$114,708
Accrued liabilities	85,422	70,236
Deferred revenue	9,221	9,138
Current portion of long-term debt	12,510	12,510
Current portion of tax receivable agreement	15,457	15,457
Total current liabilities	260,857	222,049
Non-current liabilities
Long-term debt	1,156,023	1,176,095
Long-term finance lease liabilities	136,556	134,948
Long-term operating lease liabilities	55,669	—
Deferred tax liabilities	37,324	46,615
Deferred gain on sale-leaseback	—	9,338
Other long-term liabilities	22,395	22,667
Long-term tax receivable agreement	73,318	73,318
Total liabilities	1,742,142	1,685,030
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.001 par value, 190,000 shares authorized; 64,540 and 64,206 shares issued and outstanding	18	18
Additional paid-in-capital	240,920	234,931
Accumulated other comprehensive loss	(8,249)	(10,740)
Retained deficit	(108,685)	(115,987)
Total shareholders' equity	124,004	108,222
Total liabilities and shareholders' equity	$1,866,146	$1,793,252

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity

Balance at December 31, 2018	64,205,604	$18	$234,931	$(10,740)	$(115,987)	$108,222
Cumulative effect of accounting changes, net of tax	—	—	—	—	6,957	6,957
Share-based compensation expense	—	—	1,529	—	—	1,529
Stock-based plan activity	57,106	—	(26)	—	—	(26)
Comprehensive loss:
Net loss	—	—	—	—	(25,039)	(25,039)
Change in other postretirement benefit plans, net of tax	—	—	—	373	—	373
Foreign currency translation adjustment	—	—	—	1,508	—	1,508
Balance at March 31, 2019	64,262,710	18	236,434	(8,859)	(134,069)	93,524
Share-based compensation expense	—	—	1,132	—	—	1,132
Stock-based plan activity	35,447	—	(88)	—	—	(88)
Comprehensive income:
Net income	—	—	—	—	2,954	2,954
Foreign currency translation adjustment	—	—	—	1,320	—	1,320
Balance at June 30, 2019	64,298,157	18	237,478	(7,539)	(131,115)	98,842
Share-based compensation expense	—	—	2,172	—	—	2,172
Stock-based plan activity	241,433	—	1,270	—	—	1,270
Comprehensive income:
Net income	—	—	—	—	22,430	22,430
Foreign currency translation adjustment	—	—	—	(710)	—	(710)
Balance at September 30, 2019	64,539,590	$18	$240,920	$(8,249)	$(108,685)	$124,004

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity

Balance at December 31, 2017	64,230,888	$18	$230,023	$(5,098)	$(92,452)	$132,491
Share-based compensation expense	—	—	1,154	—	—	1,154
Stock-based plan activity	(3,663)	—	(57)	—	—	(57)
Comprehensive loss:
Net loss	—	—	—	—	(19,910)	(19,910)
Gain on derivative transactions, net of tax	—	—	—	970	—	970
Foreign currency translation adjustment	—	—	—	(1,557)	—	(1,557)
Reclassification due to the adoption of ASU 2018-02	—	—	—	(830)	830	—
Balance at March 31, 2018	64,227,225	18	231,120	(6,515)	(111,532)	113,091
Share-based compensation expense	—	—	1,984	—	—	1,984
Stock-based plan activity	868	—	(39)	—	—	(39)
Comprehensive income:
Net income	—	—	—	—	6,994	6,994
Foreign currency translation adjustment, and other	—	—	—	(1,569)	2	(1,567)
Balance at June 30, 2018	64,228,093	18	233,065	(8,084)	(104,536)	120,463
Share-based compensation expense	—	—	1,450	—	—	1,450
Stock-based plan activity	(25,962)	—	(28)	—	—	(28)
Comprehensive income:
Net income	—	—	—	—	5,503	5,503
Foreign currency translation adjustment, and other	—	—	—	1,486	(1)	1,485
Balance at September 30, 2018	64,202,131	$18	$234,487	$(6,598)	$(99,034)	$128,873

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)
Net income (loss)	$345	$(7,413)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization expense	72,954	79,373
(Gain) / loss on business divestiture	—	(6,016)
(Gain) / loss on disposal of property, plant and equipment	1,551	(2,447)
Gain on extinguishment of debt	(374)	—
Amortization of debt discount and issuance costs	6,022	6,099
Stock-based compensation expense	4,833	4,588
Impairment charges	—	936
Earnings from equity method investee	(8,959)	(7,745)
Distributions from equity method investee	6,500	8,875
Unrealized loss / (gain) on derivative instruments, net	5,892	(4,291)
Unrealized foreign currency loss / (gain), net	35	(358)
Provision (recoveries) for doubtful accounts	511	(1,905)
Deferred taxes	(11,672)	(24,787)
Deferred rent	—	1,022
Other non-cash items	(188)	77
Change in assets and liabilities:
Receivables, net	(88,138)	(83,720)
Inventories	29,109	(25,019)
Other current assets	1,296	6,910
Accounts payable and accrued liabilities	37,259	25,042
Other assets & liabilities	8,746	2,184
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	65,722	(28,595)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, and intangible assets	(44,321)	(31,474)
Proceeds from business divestiture	—	618
Proceeds from sale of fixed assets	10,580	4,874
Settlement of net investment hedges	—	(4,990)
Business combinations, net of cash acquired	—	(4,500)
NET CASH USED IN INVESTING ACTIVITIES	(33,741)	(35,472)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loans	(25,110)	(9,383)
Proceeds from revolver	54,000	—
Payments on revolver	(54,000)	—
Proceeds from issuance of common stock	1,282	—
Other financing activities	(552)	(385)
NET CASH USED IN FINANCING ACTIVITIES	(24,380)	(9,768)
Effect of exchange rate changes on cash	458	(351)
Net change in cash and cash equivalents	8,059	(74,186)
Cash and cash equivalents, beginning of period	35,793	104,534
Cash and cash equivalents, end of period	$43,852	$30,348
SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$59,138	$50,217
Income taxes paid	5,054	21,508
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Assets and liabilities acquired in non-cash exchange	—	18,140
Fair value changes of derivatives recorded in OCI, net of tax	—	970
Capital lease obligation resulting from the sale-leaseback exchange transaction	—	(148,962)
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

Concentration of Credit Risk

The Company had an individual customer within its Water Pipe & Products segment that accounted for approximately 14% and 14% of the Company's total net sales for the nine months ended September 30, 2019 and 2018, respectively, and receivables at September 30, 2019 and December 31, 2018 representing 14% and 16% of the Company's total receivables, net, respectively.

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

To adopt Topic 842, the Company recognized a cumulative catch-up adjustment to the opening balance sheet presented January 1, 2019. The adoption of the standard had a material impact on the Company’s condensed consolidated balance sheet but did not have an impact on its condensed consolidated statements of operations, comprehensive income (loss) or cash flows. As a result of the adoption, the Company has recorded additional lease assets and lease liabilities of approximately $63.9 million and $65.2 million, respectively, as of January 1, 2019. In addition, the Company recognized the carrying value of deferred gains related to certain sale and operating leaseback of land of $9.3 million, net of tax impact of $2.3 million, to beginning retained deficit as of January 1, 2019, in accordance with ASC 842-10-65-1.

3. Acquisitions

On March 1, 2019, the Company acquired certain assets of Texas limited liability companies Houston Buckner Precast, LLC, Buckner Precast, LLC, Montgomery 18905 E. Industrial, LLC, and 1763 Old Denton Road, LLC (altogether "Buckner") for consideration of $11.8 million in cash, inclusive of a working capital adjustment.  The acquired Buckner assets did not meet the definition of a business and, as such, the transaction was accounted for as an asset acquisition pursuant to the guidance in subsection 805-50 of ASC 805, Business Combinations. The assets will operate as part of the Company’s Drainage Pipe & Products segment.

4. Receivables, net

Receivables consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Trade receivables	$262,506	$188,999
Amounts billed but not yet paid under retainage provisions	2,856	2,065
Other receivables	23,564	9,545
Total receivables	288,926	200,609
Less: Allowance for doubtful accounts	(2,581)	(2,141)
Receivables, net	$286,345	$198,468

5. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Finished goods	$170,000	$193,603
Raw materials	86,025	90,376
Work in process	620	1,051
Total inventories	$256,645	$285,030

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

The Company's investment in the joint venture was $53.1 million at September 30, 2019, which is included within the Drainage Pipe & Products segment. At September 30, 2019, the difference between the amount at which the Company's investment is carried and the amount of the Company's share of the underlying equity in net assets of CP&P was approximately $13.1 million. The basis difference is primarily attributed to the value of land and equity method goodwill associated with the investment.

The following reflects the Company's distribution and earnings in the equity investment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Distribution received from CP&P	$(5,000)	$(3,875)	$(6,500)	$(8,875)
Share of earnings in CP&P	4,008	2,242	9,013	7,799
Amortization of excess fair value of investment	(18)	(18)	(54)	(54)

Selected financial data for CP&P on a 100% basis is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$38,210	$31,864	$103,812	$96,537
Gross profit	12,632	9,042	32,307	28,537
Income from operations	8,021	4,540	18,041	15,235
Net income	7,959	4,479	17,852	15,052

7. Property, plant and equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Machinery and equipment	$391,957	$373,881
Land, buildings and improvements	237,465	235,819
Other equipment	8,005	6,962
Construction-in-progress	28,668	32,448
Total property, plant and equipment	666,095	649,110
Less: accumulated depreciation	(188,822)	(156,943)
Property, plant and equipment, net	$477,273	$492,167

Depreciation expense totaled $12.3 million and $37.4 million for the three and nine months ended September 30, 2019, and $12.9 million and $39.9 million for the three and nine months ended September 30,

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

2018, respectively, which is included in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

8. Goodwill and other intangible assets, net

    The Company has recorded goodwill in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the nine months ended September 30, 2019 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2018	$189,833	$318,360	$508,193
Foreign currency and other adjustments	395	—	395
Balance at September 30, 2019	$190,228	$318,360	$508,588

Intangible assets other than goodwill at September 30, 2019 and December 31, 2018 included the following (in thousands):

	Net carrying value as of September 30, 2019	Net carrying value as of December 31, 2018
Customer relationships and contracts	$109,769	$131,473
Trade names	20,850	24,523
Patents	8,581	11,304
Non-compete agreements	8,801	9,574
Developed technology	6,074	—
In-Process R&D (1)	—	6,354
Other	483	561
Total intangible assets	$154,558	$183,789
(1) Reclassified to developed technology in the first quarter of 2019.

Amortization expense totaled $11.9 million and $35.5 million for the three and nine months ended September 30, 2019, and $13.1 million and $39.4 million for the three and nine months ended September 30, 2018, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. All of the Company's intangible assets are amortizable.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The estimated carrying amount and fair value of the Company’s financial instruments measured and recorded at fair value on a recurring basis are as follows for the dates indicated (in thousands):

	Fair value measurements at September 30, 2019 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value September 30, 2019
Assets:
Derivative asset	$—	$767	$—	$767

	Fair value measurements at December 31, 2018 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2018
Assets:
Derivative asset	$—	$6,659	$—	$6,659

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

The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at September 30, 2019 using
	Carrying Amount September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value September 30, 2019
Liabilities:
Term Loan	$1,168,533	$—	$1,129,645	$—	$1,129,645
Tax receivable agreement payable	88,775	—	—	55,267	55,267

		Fair value measurements at December 31, 2018 using
	Carrying Amount December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2018
Liabilities:
Term Loan	$1,188,605	$—	$1,103,628	$—	$1,103,628
Tax receivable agreement payable (1)	88,775	—	—	51,832	51,832
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

10.    Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued payroll and employee benefits	$28,395	$31,095
Short-term finance leases	16,578	16,430
Short-term operating leases	9,204	—
Accrued taxes	12,228	11,489
Warranty	4,509	3,251
Accrued rebates	4,090	3,542
Environmental obligation	718	570
Other miscellaneous accrued liabilities	9,700	3,859
Total accrued liabilities	$85,422	$70,236

11. Debt and deferred financing costs

The Company’s debt consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Term Loan, net of debt issuance costs and original issuance discount of $28,442 and $34,252, respectively	$1,168,533	$1,188,605
Total debt	$1,168,533	$1,188,605
Less: current portion debt	(12,510)	(12,510)
Total long-term debt	$1,156,023	$1,176,095

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Effective May 1, 2017, the Company amended the Term Loan to increase the principal outstanding by an additional $200.0 million and to reduce the interest margins applicable to the full balance of the Term Loan by 50 basis points such that applicable margin based on LIBOR was reduced from 3.50% to 3.00%. The net proceeds from the incremental term loan of $196.8 million were used to pay down a portion of the outstanding balance on the Revolver. This amendment had no effect on the Company's ability to increase the size of the Term Loan under the original provisions. The Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest accrues on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively. The weighted average interest rates for the Term Loan were 5.2% and 5.4% for the three and nine months ended September 30, 2019, respectively, and 5.1% and 4.9% for the three and nine months ended September 30, 2018, respectively.

During September 2019, the Company repurchased $16.5 million of the Term Loan before its maturity at a market value of $15.7 million. Consequently, the Company wrote off a proportionate share of debt issuance costs of $0.4 million and recognized a net gain of $0.4 million on the early extinguishment of debt which was included in the condensed consolidated statements of operations.

The Revolver provides for an aggregate principal amount of up to $300.0 million, with up to $280.0 million to be made available to the U.S. borrowers and up to $20.0 million to be made available to the Canadian borrowers (the allocation may be modified periodically at the Company's request). Subject to the conditions set forth in the revolving credit agreement related to the Revolver (the "Revolving Credit Agreement"), the Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations. The advance rates for accounts receivable and inventory are subject to increase by 2.5% during certain periods. As of September 30, 2019, the Revolver had no outstanding borrowings, and the weighted average interest rate was 3.71% for borrowings during the period. As of December 31, 2018, there were no outstanding borrowings under the Revolver.

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

In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total Revolver. Availability under the Revolver at September 30, 2019 based on draws, and outstanding letters of credit of $17.3 million and allowable borrowing base was $282.7 million.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

As of September 30, 2019, the Company was in compliance with all applicable covenants under the Revolver and the Term Loan.

As of September 30, 2019, scheduled maturities of long-term debt were as follows (in thousands):

Term Loan
2019	$3,128
2020	12,510
2021	12,510
2022	12,510
2023	1,156,317
$1,196,975

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

At September 30, 2019 and December 31, 2018, the Company’s derivative instruments fall under an ISDA master netting agreement.

The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	September 30, 2019
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$525,000	$767	$—	$—
Total derivatives, gross		767		—
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$767		$—

	December 31, 2018
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$525,000	$6,659	$—	$—
Total derivatives, gross		6,659		—
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$6,659		$—

The following table presents the effect of derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net investment hedges
Foreign exchange forward contracts
Gain on derivatives recognized in Accumulated other comprehensive loss	$—	$—	$—	$970
Derivatives not designated as hedges
Interest rate swaps
Gain (loss) on derivatives not designated as hedges included in interest expense	(868)	71	(5,892)	4,291

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The components of lease expense were as follows (in thousands):

Lease cost	Classification	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	Lease expense	$4,188	$12,409
Finance lease cost
Amortization of leased assets	Depreciation, amortization, and accretion	656	1,753
Interest on lease liabilities	Interest expense	4,679	13,832

Lease term and discount rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	15.4 years
Finance leases	33.4 years
Weighted-average discount rate (%)
Operating leases	12.6%
Finance leases	12.3%
Supplemental cash flow information related to leases was as follows (in thousands):

Nine months ended September 30, 2019
Cash paid for amounts included in lease liabilities
Operating cash flows related to operating leases	$11,146
Operating cash flows related to finance leases	12,032
Financing cash flows related to finance leases	430
Leased assets obtained in exchange for new finance lease liabilities	42
Leased assets obtained in exchange for new operating lease liabilities	4,711

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification	September 30, 2019
Operating leases
Right of use assets	Operating lease right-of-use assets	$62,252
Operating lease liabilities - current portion	Accrued liabilities	(9,204)
Operating lease liabilities - long term portion	Long-term operating lease liabilities	(55,669)
Finance leases
Finance lease assets	Property, plant and equipment, net	50,265
Finance lease liabilities - current portion	Accrued liabilities	(16,578)
Finance lease liabilities - long term portion	Long-term finance lease liabilities	(136,556)

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2019, maturities of lease liabilities were as follows (in thousands):

	Operating leases	Finance leases	Total
2019	$3,784	$4,204	$7,988
2020	13,702	16,841	30,543
2021	11,330	16,995	28,325
2022	10,463	17,245	27,708
2023	10,215	17,461	27,676
Thereafter	119,300	669,477	788,777
Total lease payments	168,794	742,223	911,017
Less: imputed interest	(103,921)	(589,089)	(693,010)
Present value of lease liabilities	$64,873	$153,134	$218,007

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

Earnout Dispute

The Acquisition included an earnout, which was contingent consideration of up to $100.0 million, if and to the extent the 2015 financial results of the businesses acquired by Lone Star in the Acquisition, including the Company and HC's former building products business in the United Kingdom, exceeded a specified Adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such Adjusted EBITDA calculation exceeded the specified target, LSF9 and, as a result of the Reorganization, the Company would be required to pay the U.S. affiliate of HC an amount equal to a multiple of such excess Adjusted EBITDA, with any payment capped at $100.0 million. In April 2016, the Company provided an earnout statement to affiliates of HC demonstrating that no payment was required. On June 13, 2016, HC provided notification that it disputes, among other things, the Company’s calculation of Adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100.0 million. The Company does not believe HC’s position has merit and is vigorously opposing HC's assertions. On October 5, 2016, affiliates of HC filed a lawsuit in the Delaware Court of Chancery seeking specific performance and claiming access to the Company's books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert’s authority; and in the alternative, claiming a breach of contract and seeking the $100.0 million and other damages (the "Delaware Action"). On December 8, 2017, the court granted the defendants' Motion to Dismiss the First Amended Complaint in the Delaware Action, finding that the earnout dispute should be heard before a neutral accounting arbitrator as set forth in the purchase agreement and that any claims that required to be brought as indemnification claims under the purchase agreement were time-barred by the contractual limitations period. Following the dismissal of the Delaware Action, the Company and HC jointly engaged a neutral accounting expert to act as an arbitrator in the dispute as required by the purchase agreement. The parties then briefed certain preliminary matters for the arbitrator and the Company produced additional documents to HC. The parties are currently negotiating a schedule for briefing on the merits of their claims to the arbitrator. As of September 30, 2019, no liability for this contingency has been accrued as payment of any earnout is not considered probable. However, the outcome of this matter is uncertain, and no assurance can be given to the ultimate outcome of the

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

resulting proceedings. If the Company is unsuccessful in resolving the dispute, it could recognize a material charge to its earnings.

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

On February 15, 2019, the Securities Defendants filed a Motion to Dismiss all claims in the case based on plaintiffs' failure to state a claim. Briefing on the motion to dismiss was completed on May 1, 2019, and the court has not yet ruled on the motion. A mediation of the Securities Action occurred in August 2019. On November 4, 2019, the parties to the Securities Action entered into a settlement agreement that is intended to fully and finally resolve all claims in the Securities Action. The parties intend to seek court approval for the settlement, but approval cannot be guaranteed. The terms of the settlement are expected to be paid by the Company's insurance.

On July 31, 2018, a putative shareholder derivative complaint captioned Maloney v. Bradley, et al., was filed in the United States District Court for the Northern District of Texas, naming as defendants certain of the Company’s current and former directors and officers (the "Maloney Texas Action"). The complaint alleges the defendants breached their fiduciary duties, committed constructive fraud, and wasted corporate assets, and also asserts unjust enrichment claims against certain defendants. The complaint seeks, on behalf of the Company, unspecified damages, an order directing the return of certain payments to the defendants and imposing a constructive trust thereon, certain injunctive relief, reasonable costs and attorneys' fees, and punitive damages. On November 16, 2018, the defendants filed motions to dismiss the Maloney Texas Action on the grounds that it was brought in the wrong venue in violation of the Company's Amended and Restated Certificate of Incorporation, that plaintiffs failed to make a pre-suit demand as required by applicable law and that plaintiff's complaint fails to state a claim. On July 30, 2019, the court in the Maloney Texas Action granted the defendants' motion to dismiss on the grounds that the case should have been brought in Delaware according to the Company's Amended and Restated Certificate of Incorporation. On September 23, 2019, the same plaintiff filed a putative shareholder derivative complaint captioned Maloney v. Bradley, et al. in the United States District Court for the District of

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Delaware, naming as defendants certain of the Company’s current and former directors and officers (the "Maloney Delaware Action"). The complaint alleges the defendants violated Sections 14A and 20(A) of the Securities and Exchange Act of1934, as amended, breached their fiduciary duties, and wasted corporate assets, and also asserts unjust enrichment claims against certain defendants. The complaint seeks, on behalf of the Company, unspecified damages, an order directing the return of certain payments to the defendants and imposing a constructive trust thereon, certain injunctive relief, reasonable costs and attorneys' fees, and punitive damages.

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

The Company and other defendants are vigorously defending the Maloney Delaware Action and the Lee Action. Given the stage of the proceedings, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Maloney Delaware Action or the Lee Action.

Long-term incentive plan

Following the Acquisition, Lone Star implemented a cash-based long term incentive plan (the “LTIP”), which entitles the participants in the LTIP a potential cash payout upon a monetization event as defined by the LTIP. Potential monetization events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star reduces its ownership interest in the Company or successor entities of LSF9, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of September 30, 2019, no such monetization events that meet the required return for an LTIP payment have occurred, and therefore no amounts were accrued in the accompanying condensed consolidated balance sheets. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future monetization events. The timing and amount of such payments are unknown and is dependent upon future monetization events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the IPO, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

For purposes of the TRA, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which any such related tax benefits remain. The Company accounts for potential payments under the TRA as a contingent liability, with amounts accrued when considered probable and reasonably estimable. The liability recorded by the Company for the TRA at September 30, 2019 and December 31, 2018 was $88.8 million and $88.8 million, respectively. The timing and amount of future tax benefits associated with the TRA are subject to change, and additional payments may be required which could be materially different from the current accrued liability. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing activity in the consolidated statement of cash flows. During the nine months ended September 30, 2019, no payments have been made on the TRA to Lone Star.

15. Earnings per share

Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities include employee stock options and shares of restricted stock. Diluted EPS reflects the assumed exercise, vesting or conversion of all dilutive securities.

The calculations of the basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018 are presented below (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$22,430	$5,503	$345	$(7,413)
Less: Earnings allocated to unvested restricted stock awards	40	25	—	—
Earnings (loss) allocated to common shareholders	$22,390	$5,478	$345	$(7,413)

Common stock:
Weighted average basic shares outstanding	64,210	63,919	64,119	63,883
Effect of dilutive securities	788	350	409	—
Weighted average diluted shares outstanding	64,998	64,269	64,528	63,883

Basic earnings (loss) per share:
Net income (loss)	$0.35	$0.09	$0.01	$(0.12)
Diluted earnings (loss) per share:
Net income (loss)	$0.34	$0.09	$0.01	$(0.12)

As detailed further below, potential dilutive shares of common stock were anti-dilutive as a result of the Company's net loss for the nine months ended September 30, 2018. As a result, basic weighted average shares were used in the calculations of basic earnings per share and diluted earnings per share for those periods.

The number of stock options and restricted shares that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the three months ended September 30, 2019 and September 30, 2018 and the nine months ended September 30, 2019 and September 30, 2018 were 2,015,399, 3,032,201, 3,963,041 and 2,559,752, respectively.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

16. Income taxes

The Company recorded income tax expense from continuing operations of $5.9 million and income tax benefit of $0.5 million for the three and nine months ended September 30, 2019, respectively, and an income tax expense of $2.8 million and $6.4 million for the three and nine months ended September 30, 2018, respectively.

The income tax expense for the three months ended September 30, 2019 differs from the expense computed at the federal statutory rate primarily due to the unfavorable foreign rate differential and inclusion of the global intangible low-taxed income ("GILTI"), offset by the foreign tax credit and the favorable return-to-provision adjustment recorded in the quarter.

The income tax benefit for the nine months ended September 30, 2019 differs from the benefit computed at the federal statutory rate primarily due to the unfavorable permanent add-back of the non-deductible one-time executive severance payment and GILTI inclusion, offset by the favorable state benefit and favorable return-to-provision adjustment recorded in the period.

The income tax expense for the three months ended September 30, 2018 differs from the expense computed at the statutory rate primarily due to an increase in the unfavorable inclusion of GILTI, unfavorable return-to-provision adjustment and an increase to the valuation allowance in certain state and foreign jurisdictions.

The income tax expense for the nine months ended September 30, 2018 is higher than the benefit computed at the statutory rate primarily due to changes in the Company's valuation allowance, unfavorable inclusion of GILTI and the unfavorable impact of the disposition of nondeductible goodwill in connection with a divestiture transaction that occurred in the three months ended March 31, 2018. The Company evaluates the recoverability of its deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. The Company assesses whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The analysis used in determining the valuation allowance involves considerable judgment and assumptions. After consideration of all evidence, the Company increased the valuation allowance by $3.7 million for the nine months ended September 30, 2018.

The Company's quarterly provision for income taxes has historically been calculated using the annual effective rate method, which applies an estimated annual effective tax rate to pre-tax income or loss. However, when the result of the expected annual effective tax rate is not deemed reliable and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the actual year-to-date effective tax rate (the "discrete method"), which results in an income tax provision or benefit based solely on the year-to-date pre-tax income or loss as adjusted for permanent differences on a pro rata basis. The Company has recorded its interim income tax provision using the discrete method, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting for the nine months ended September 30, 2019.

17. Segment reporting

Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in order to allocate resources and assess performance. The Company's Chief Executive Officer is its CODM. The Corporate and Other segment includes expenses related to certain executive salaries, interest costs related to the Company's credit agreements, acquisition-related costs, and other corporate costs that are not directly attributable to the Company's operating segments. The Company's segments follow the same accounting policies as the Company.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The following tables set forth the disaggregation of revenue earned from contracts with customers based on the Company's reportable segments as well as other financial information attributable to the Company's reportable segments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net sales:
Drainage Pipe & Products	$280,678	$242,997	$686,092	$621,523
Water Pipe & Products	183,848	191,513	480,511	519,031
Corporate and Other	—	—	—	3
Total	$464,526	$434,510	$1,166,603	$1,140,557

Depreciation and amortization:
Drainage Pipe & Products	$9,317	$10,447	$27,975	$30,898
Water Pipe & Products	14,511	15,218	43,981	47,775
Corporate and Other	344	257	998	697
Total	$24,172	$25,922	$72,954	$79,370

Segment EBITDA and reconciliation to income (loss) before income taxes:
Drainage Pipe & Products	$67,361	$53,271	$141,424	$122,841
Water Pipe & Products	25,557	17,818	59,271	48,923
Corporate and Other	(17,147)	(14,931)	(54,195)	(40,463)
Less: Interest expense	(23,272)	(21,940)	(73,720)	(52,993)
Depreciation and amortization	(24,172)	(25,922)	(72,954)	(79,370)
Income (loss) before income taxes	$28,327	$8,296	$(174)	$(1,062)

Capital expenditures:
Drainage Pipe & Products	$3,302	$9,397	$18,750	$18,702
Water Pipe & Products	3,232	3,080	7,757	10,732
Corporate and Other	61	728	2,524	992
Total	$6,595	$13,205	$29,031	$30,426

			September 30,	December 31,
			2019	2018
Total assets:
Drainage Pipe & Products			$890,239	$800,454
Water Pipe & Products			914,884	922,162
Corporate and Other			61,023	70,636
Total			$1,866,146	$1,793,252

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $4.0 million, $9.0 million, $2.2 million and $7.7 million for the three and nine months ended September 30, 2019 and September 30, 2018, respectively, and with the following balances (in thousands):

	September 30,	December 31,
	2019	2018
Investment in equity method investee	$53,065	$50,607

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

Property, plant, and equipment, net:	September 30,	December 31,
	2019	2018
United States	$424,595	$441,773
Canada	43,126	40,331
Mexico	9,552	10,063
	$477,273	$492,167

Net sales:	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
United States	$435,706	$406,479	$1,104,164	$1,071,918
Canada	26,458	25,160	56,113	61,046
Mexico	2,362	2,871	6,326	7,593
	$464,526	$434,510	$1,166,603	$1,140,557

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

CP&P

The Company sold certain goods and services to its joint venture, CP&P, including spare parts for repairs, and property rentals. For the nine months ended September 30, 2019, Forterra sold $0.3 million of product to CP&P and purchased goods and services from CP&P for an amount of $0.2 million. For the nine months ended September 30, 2018, Forterra sold $0.1 million of product to CP&P and purchased $0.1 million of goods and services from CP&P.

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

Principal Components of Results of Operations

Net Sales

Net sales consist of the consideration which we expect to be entitled to for the sale of products in the ordinary course of business and include the billable costs of delivery of our products to customers. Revenue for certain contracts related to our structural precast products that are designed and engineered specifically for the customer is recognized over time using an acceptable input method which utilizes our cost incurred to date relative to total estimated costs at completion to measure progress.

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

Results of Operations

Three Months Ended September 30, 2019 as Compared to Three Months Ended September 30, 2018

Total Company

The following table summarizes certain financial information relating to our operating results for the three months ended September 30, 2019 and September 30, 2018 (in thousands).

Statements of Income Data:	Three months ended September 30, 2019	Three months ended September 30, 2018	% Change

Net sales	$464,526	$434,510	6.9%
Cost of goods sold	362,362	357,374	1.4%
Gross profit	102,164	77,136	32.4%
Selling, general and administrative expenses	(55,234)	(48,492)	13.9%
Impairment and exit charges	(510)	(2,170)	(76.5)%
Other operating income, net	815	1,538	(47.0)%
	(54,929)	(49,124)	11.8%
Income from operations	47,235	28,012	68.6%
Other income (expenses)
Interest expense	(23,272)	(21,940)	6.1%
Gain on extinguishment of debt	374	—	*
Earnings from equity method investee	3,990	2,224	79.4%
Income before income taxes	28,327	8,296	*
Income tax expense	(5,897)	(2,793)	*
Net income	$22,430	$5,503	*
* Represents positive or negative change in excess of 100%

Net Sales

Net sales in the three months ended September 30, 2019 was $464.5 million, an increase of $30.0 million or 6.9% from $434.5 million in the three months ended September 30, 2018. The increase in net sales was primarily due to higher average selling prices in both our Drainage Pipe & Products segment and our Water Pipe & Products segment, as well as higher sales volumes in our Drainage Pipe & Products segments.

Cost of Goods Sold

Cost of goods sold in the three months ended September 30, 2019 was $362.4 million, an increase of $5.0 million or 1.4% from $357.4 million in the three months ended September 30, 2018. The increase was primarily due to higher sales volumes in our Drainage Pipe & Products segment.

Gross Profit

Gross profit in the three months ended September 30, 2019 was $102.2 million, an increase of $25.1 million, or 32.4%, from $77.1 million in the three months ended September 30, 2018. Gross profit increased primarily due to higher average selling prices in both segments, higher sales volumes in our Drainage Pipe & Products segment, and stabilized manufacturing costs especially in our Water Pipe & Products segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended September 30, 2019 were $55.2 million, an increase of $6.7 million or 13.9% from $48.5 million in the three months ended September 30, 2018. The increase was due to increased reserves related to various pending legal disputes and claims in the ordinary course of our business, as well as increased reserves for credit losses.

Impairment and Exit Charges

Impairment and exit charges in the three months ended September 30, 2019 were $0.5 million compared to $2.2 million in the three months ended September 30, 2018. The decrease primarily related to certain business initiatives implemented in 2018 that did not recur the three months ended September 30, 2019.

Interest Expense

Interest expense in the three months ended September 30, 2019 was $23.3 million, an increase of $1.4 million or 6.1% from $21.9 million in the three months ended September 30, 2018. The increase in interest expense was primarily due to the impact of higher average interest rates in the three months ended September 30, 2019 compared to 2018.

Income Tax Expense

Income tax expense in the three months ended September 30, 2019 was $5.9 million, an increase of $3.1 million from $2.8 million in the three months ended September 30, 2018. The change is primarily due to the greater income before income taxes recorded for the three months ended September 30, 2019 versus the income in the same period of 2018, partially offset with the return to provision benefit as well as larger credits recorded in the three months ended September 30, 2019.

Segments

	For the three months ended September 30,
(in thousands)	2019	2018	% Change
Net sales:
Drainage Pipe & Products	$280,678	$242,997	15.5%
Water Pipe & Products	183,848	191,513	(4.0)%
Corporate and Other	—	—	*
Total	$464,526	$434,510	6.9%

Gross profit (loss):
Drainage Pipe & Products	74,269	57,441	29.3%
Water Pipe & Products	27,864	19,972	39.5%
Corporate and Other	31	(277)	*
Total	$102,164	$77,136	32.4%

Segment EBITDA(1):
Drainage Pipe & Products	67,361	53,271	26.4%
Water Pipe & Products	25,557	17,818	43.4%
Corporate and Other	(17,147)	(14,931)	14.8%

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

Drainage Pipe & Products

Net Sales

Net sales in the three months ended September 30, 2019 was $280.7 million, an increase of $37.7 million or 15.5% from $243.0 million in the three months ended September 30, 2018. The increase was primarily due to higher sales volumes driven by more favorable weather conditions in 2019, as well as higher average selling prices.

Gross Profit

Gross profit in the three months ended September 30, 2019 was $74.3 million, an increase of $16.9 million or 29.3% from $57.4 million in the three months ended September 30, 2018. The increase was primarily due to higher average selling prices and higher sales volumes as well as cost controls from operational improvement initiatives.

Water Pipe & Products

Net Sales

Net sales in the three months ended September 30, 2019 were $183.8 million, a decrease of $7.7 million or 4.0% from $191.5 million in the three months ended September 30, 2018. The decrease was due primarily to a decline in shipment volumes as a result of our customers building on-hand inventory levels during the second half of last year. The decrease in shipment volumes were partially offset by higher selling prices as we continue to focus on pricing discipline.

Gross Profit

Gross profit in the three months ended September 30, 2019 was $27.9 million, an increase of $7.9 million or 39.5% from $20.0 million in the three months ended September 30, 2018. The increase was primarily due to higher average selling prices and lower raw material costs, partially offset by the decline in sales volumes.

Nine Months Ended September 30, 2019 as Compared to Nine Months Ended September 30, 2018

Total Company

The following table summarizes certain financial information relating to our operating results for the nine months ended September 30, 2019 and September 30, 2018 (in thousands).

Statements of Income Data:	Nine months ended September 30, 2019	Nine months ended September 30, 2018	% Change

Net sales	$1,166,603	$1,140,557	2.3%
Cost of goods sold	936,820	953,743	(1.8)%
Gross profit	229,783	186,814	23.0%
Selling, general and administrative expenses	(165,265)	(151,617)	9.0%
Impairment and exit charges	(1,323)	(3,891)	(66.0)%
Other operating income, net	1,018	6,864	(85.2)%
	(165,570)	(148,644)	11.4%
Income from operations	64,213	38,170	68.2%
Other income (expenses)
Interest expense	(73,720)	(52,993)	39.1%
Gain on extinguishment of debt	374	—	*
Earnings from equity method investee	8,959	7,745	15.7%
Other income, net	—	6,016	*
Loss before income taxes	(174)	(1,062)	(83.6)%
Income tax (expense) benefit	519	(6,351)	*
Net income (loss)	$345	$(7,413)	*
* Represents positive or negative change in excess of 100%

Net Sales

Net sales in the nine months ended September 30, 2019 was $1,166.6 million, an increase of $26.0 million or 2.3% from $1,140.6 million in the nine months ended September 30, 2018. The increase was primarily due to higher average selling prices in both segments, partially offset by lower shipment volumes in our Water Pipe & Products segment.

Cost of Goods Sold

Cost of goods sold in the nine months ended September 30, 2019 was $936.8 million, a decrease of $16.9 million or 1.8% from $953.7 million in the nine months ended September 30, 2018. The decrease was primarily due to lower input costs in both segments, as well as lower shipments volumes in our Water Pipe & Product segment.

Gross Profit

Gross profit in the nine months ended September 30, 2019 was $229.8 million, an increase of $43.0 million, or 23.0%, from $186.8 million in the nine months ended September 30, 2018. Gross profit increased primarily due to higher average selling prices in both segments and stabilized manufacturing costs especially in our Water Pipe & Products segment compared to prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the nine months ended September 30, 2019 were $165.3 million, an increase of $13.7 million, or 9.0% from $151.6 million in the nine months ended September 30, 2018. The increase was due to increased expenses related to various disputes and claims in the ordinary course of our business, increased reserves for credit losses, as well as a $3.7 million executive severance charge primarily related to the change in CEO being recorded in the nine months ended September 30, 2019.

Impairment and Exit Charges

Impairment and exit charges in the nine months ended September 30, 2019 were $1.3 million, compared to $3.9 million in the prior year period. The exit charges in the nine months ended September 30, 2018 primarily related to the consolidation of certain locations associated with a divestiture transaction which did not recur in 2019.

Other Operating Income

Other operating income in the nine months ended September 30, 2019 was $1.0 million, compared to $6.9 million in the prior year period. The income in the 2018 period primarily related to gains from the disposition of certain property, plant and equipment.

Interest Expense

Interest expense in the nine months ended September 30, 2019 was $73.7 million, an increase of $20.7 million or 39.1% from $53.0 million in the nine months ended September 30, 2018. The interest expense in the 2019 period included $7.8 million resulting from the change in the classification of certain leases from operating lease to finance lease as the result of the amendment and restatement of our sale-leaseback transaction completed in June 2018. The remainder of the interest expense increase was primarily due to the impact of higher average interest rates.

Other Income, net

Other income, net of $6.0 million in the nine months ended September 30, 2018 related to the gain from a divestiture transaction that was completed in February 2018.

Income Tax (Expense) Benefit

Income tax benefit in the nine months ended September 30, 2019 was $0.5 million, a change of $6.9 million from income tax expense of $6.4 million in the nine months ended September 30, 2018. The change is primarily due to the benefit of the valuation allowance that was set up during the nine months ended September 30, 2018 that did not recur in the nine months ended September 30, 2019, a favorable return to provision adjustment recorded during the nine months ended September 30, 2019 and the reversal of the unfavorable impact of the divestiture transaction that did not reoccur in the nine months ended September 30, 2019.

Segments

	For the nine months ended September 30,
(in thousands)	2019	2018	% Change
Net sales:
Drainage Pipe & Products	$686,092	$621,523	10.4%
Water Pipe & Products	480,511	519,031	(7.4)%
Corporate and Other	—	3	*
Total	$1,166,603	$1,140,557	2.3%

Gross profit (loss):
Drainage Pipe & Products	163,419	133,708	22.2%
Water Pipe & Products	66,746	53,640	24.4%
Corporate and Other	(382)	(534)	(28.5)%
Total	$229,783	$186,814	23.0%

Segment EBITDA(1):
Drainage Pipe & Products	141,424	122,841	15.1%
Water Pipe & Products	59,271	48,923	21.2%
Corporate and Other	(54,195)	(40,463)	33.9%

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

Drainage Pipe & Products

Net Sales

Net sales in the nine months ended September 30, 2019 was $686.1 million, an increase of $64.6 million or 10.4% from $621.5 million in the nine months ended September 30, 2018. The increase was primarily due to higher average selling prices as well as higher sales volumes.

Gross Profit

Gross profit in the nine months ended September 30, 2019 was $163.4 million, an increase of $29.7 million or 22.2% from $133.7 million in the nine months ended September 30, 2018. The increase was primarily due to higher average selling prices, cost controls from operational improvement initiatives and lower rent expense.

Water Pipe & Products

Net Sales

Net sales in the nine months ended September 30, 2019 was $480.5 million, a decrease of $38.5 million or 7.4% from $519.0 million in the nine months ended September 30, 2018. The decrease was due primarily to a decline in sales volumes, partially offset by higher average selling prices.

Gross Profit

Gross profit in the nine months ended September 30, 2019 was $66.7 million, an increase of $13.1 million or 24.4% from $53.6 million in the nine months ended September 30, 2018. The increase was primarily due to higher average selling prices and lower raw material costs, partially offset by the decline in sales volumes.

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

As of September 30, 2019 and December 31, 2018, we had approximately $43.9 million and $35.8 million of cash and cash equivalents, respectively, of which $8.4 million and $18.1 million, respectively, were held by foreign subsidiaries. All of the cash and cash equivalents as of September 30, 2019 and December 31, 2018 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.  As a result of the U.S. government enacted comprehensive tax reform legislation commonly known as the TCJA, the Company believes it has the ability to repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax.

In connection with our initial public offering, we entered into a tax receivable agreement with Lone Star that provides for the payment by us to Lone Star of specified amounts in respect of any cash savings as a result of the utilization of certain tax benefits. The actual utilization of the relevant tax benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. However, we expect that the payments we make under the tax receivable agreement could be substantial. The tax receivable agreement also includes provisions which restrict the incurrence of debt and that require that we make an accelerated payment to Lone Star equal to the present value of all future payments due under the tax receivable agreement, in each case under certain circumstances. Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. See Note 14, Commitments and contingencies, to the condensed consolidated financial statements for additional information regarding the tax receivable agreement. Our forecasted payments under the tax receivable agreement in 2019, pertaining to the 2018 tax year, are expected to be approximately $11 million. We expect that future annual payments under the tax receivable agreement will decline each year in accordance with our tax basis depreciation and amortization schedule unless future unplanned transactions result in an acceleration of our tax benefits under the agreement.

During the three months ended September 30, 2019, we voluntarily prepaid $16.5 million of our senior term loan and as of September 30, 2019, we had $1.2 billion outstanding balance under our senior term loan, or, as amended, the Term Loan, and no borrowings outstanding under our $300.0 million asset-based revolving credit facility, or the Revolver. The Revolver had available borrowing capacity as of September 30, 2019 of $282.7 million.

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

The Term Loan provides for a $1.2 billion senior secured term loan. Subject to the conditions set forth in the term loan agreement, the Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA of Forterra, Inc. and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met. The Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest will accrue on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively.

The Revolver and the Term Loan contain customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict our ability to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The Revolver contains a financial covenant restricting us from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the Revolver falls below a threshold. The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization, less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness). The Term Loan does not contain any financial covenants. Obligations under the Revolver and the Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). As of September 30, 2019, we were in compliance with all applicable covenants under the Revolver and the Term Loan.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented (in thousands):

	For the nine months ended
	September 30, 2019	September 30, 2018
Statement of Cash Flows data:
Net cash provided by (used in) operating activities	$65,722	$(28,595)
Net cash used in investing activities	(33,741)	(35,472)
Net cash used in financing activities	(24,380)	(9,768)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $65.7 million in the nine months ended September 30, 2019, compared to net cash used in operating activities of $28.6 million in the nine months ended September 30, 2018. Changes between the periods are primarily due to higher income from operations as well as the timing of settlements of our receivables and payables.

Net Cash Used in Investing Activities

Net cash used in investing activities was $33.7 million in the nine months ended September 30, 2019, primarily due to capital expenditures of $33.5 million and the acquisition of Buckner assets of $10.8 million, partially offset by proceeds from sale of fixed assets of $10.6 million. Net cash used in investing activities was $35.5 million in the nine months ended September 30, 2018, primarily due to capital expenditures of $29.6 million, final net working capital settlement related to U.S. Pressure Pipe Divestiture of $8.5 million, settlement on derivative contracts of $5.0 million, business acquisitions of $4.5 million and other asset acquisitions of $1.9 million, partially offset by cash received from the Foley Transaction of $9.1 million and proceeds from sale of fixed assets of $4.9 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $24.4 million in the nine months ended September 30, 2019 due primarily to $25.1 million repayments of principal on the Term Loan. Net cash used in financing activities was $9.8 million for the nine months ended September 30, 2018 due primarily to repayments of principal on the Term Loan.

Capital Expenditures

Our capital expenditures were $33.5 million and $29.6 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Capital expenditures primarily related to equipment, such as plant and mobile equipment, upgrade and expansion of existing facilities, and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments. As of September 30, 2019, outstanding stand-by letters of credit amounted to $17.3 million.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. We entered into two interest rate swap transactions with a combined notional value of $525 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  Under the terms of both swap transactions, we agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps have a three-year term and expire on March 31, 2020. At September 30, 2019, we estimate that a 1% increase in the rates relating to the portion of our floating rate debt that is not hedged would increase annual interest requirements by approximately $6.7 million.

Foreign Currency Risk

Approximately 5.4% of our net sales for the nine months ended September 30, 2019, were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the nine months ended September 30, 2019, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.6 million. This may differ from actual results depending on the levels of net sales outside of the U.S.

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

At September 30, 2019, we had an individual customer within our Water Pipe & Products segment that accounted for more than 10% of total net sales for the nine months ended September 30, 2019. The customer represented approximately 14% of our total net sales for the nine months ended September 30, 2019, and amounts receivable from the customer at September 30, 2019 represented approximately 14% of our total receivables, net.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2019.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the quarter ended September 30, 2019 to the risk factors previously disclosed in the 2018 10-K.

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

FORTERRA, INC.
(Registrant)

	/s/ Karl Watson, Jr.	November 5, 2019
By:	Karl Watson, Jr.
Chief Executive Officer
(Principal Executive Officer)

	/s/ Charles R. Brown, II	November 5, 2019
By:	Charles R. Brown, II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)