Form 10-Q
period 2020-03-31
Forterra, Inc.
filed 2020-04-30
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

There were 65,112,843 shares of common stock, par value $0.001 per share, of the registrant outstanding as of April 27, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORTERRA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	March 31,
	2020	2019
	(unaudited)
Net sales	$330,876	$291,858
Cost of goods sold	272,134	250,053
Gross profit	58,742	41,805
Selling, general & administrative expenses	(54,240)	(51,391)
Impairment and exit charges	(824)	(231)
Other operating income, net	330	579
	(54,734)	(51,043)
Income (loss) from operations	4,008	(9,238)

Other income (expense)
Interest expense	(20,745)	(24,665)
Loss on extinguishment of debt	(50)	—
Earnings from equity method investee	2,799	1,567
Loss before income taxes	(13,988)	(32,336)
Income tax (expense) benefit	(78)	7,297
Net loss	$(14,066)	$(25,039)

Loss per share:
Basic and diluted	$(0.22)	$(0.39)
Weighted average common shares outstanding:
Basic and diluted	64,804	64,004

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended
	March 31,
	2020	2019
	(unaudited)
Net loss	$(14,066)	$(25,039)
Change in other postretirement benefit plans, net of tax	(681)	373
Foreign currency translation adjustment	(5,699)	1,508
Comprehensive loss	$(20,446)	$(23,158)

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$182,411	$34,800
Receivables, net	228,631	205,801
Inventories	259,273	238,483
Prepaid expenses	12,041	11,021
Other current assets	14,024	8,890
Total current assets	696,380	498,995
Non-current assets
Property, plant and equipment, net	464,165	475,575
Operating lease right-of-use assets	58,763	60,253
Goodwill	507,681	508,826
Intangible assets, net	132,252	142,674
Investment in equity method investee	51,232	50,034
Other long-term assets	2,147	3,701
Total assets	$1,912,620	$1,740,058

LIABILITIES AND EQUITY
Current liabilities
Trade payables	$125,321	$102,426
Accrued liabilities	77,384	88,839
Deferred revenue	11,769	9,527
Current portion of long-term debt	12,510	12,510
Current portion of tax receivable agreement	13,145	13,145
Total current liabilities	240,129	226,447
Non-current liabilities
Long-term debt	1,258,150	1,085,793
Long-term finance lease liabilities	137,261	137,365
Long-term operating lease liabilities	53,416	54,411
Deferred tax liabilities	34,899	28,929
Other long-term liabilities	21,334	21,906
Long-term tax receivable agreement	64,240	64,240
Total liabilities	1,809,429	1,619,091
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.001 par value, 190,000 shares authorized; 65,077 and 64,741 shares issued and outstanding	19	19
Additional paid-in-capital	247,042	244,372
Accumulated other comprehensive loss	(13,443)	(7,063)
Retained deficit	(130,427)	(116,361)
Total shareholders' equity	103,191	120,967
Total liabilities and shareholders' equity	$1,912,620	$1,740,058

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity

Balance at December 31, 2019	64,740,667	$19	$244,372	$(7,063)	$(116,361)	$120,967
Share-based compensation expense	—	—	2,864	—	—	2,864
Stock-based plan activity	336,752	—	(194)	—	—	(194)
Comprehensive loss:
Net loss	—	—	—	—	(14,066)	(14,066)
Change in other postretirement benefit plans, net of tax	—	—	—	(681)	—	(681)
Foreign currency translation adjustment	—	—	—	(5,699)	—	(5,699)
Balance at March 31, 2020	65,077,419	$19	$247,042	$(13,443)	$(130,427)	$103,191

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity

Balance at December 31, 2018	64,205,604	$18	$234,931	$(10,740)	$(115,987)	$108,222
Cumulative effect of accounting changes, net of tax	—	—	—	—	6,957	6,957
Share-based compensation expense	—	—	1,529	—	—	1,529
Stock-based plan activity	57,106	—	(26)	—	—	(26)
Comprehensive loss:
Net loss	—	—	—	—	(25,039)	(25,039)
Change in other postretirement benefit plans, net of tax	—	—	—	373	—	373
Foreign currency translation adjustment	—	—	—	1,508	—	1,508
Balance at March 31, 2019	64,262,710	$18	$236,434	$(8,859)	$(134,069)	$93,524

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)
Net loss	$(14,066)	$(25,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization expense	22,501	24,392
(Gain) / loss on disposal of property, plant and equipment	36	(53)
Loss on extinguishment of debt	50	—
Amortization of debt discount and issuance costs	1,871	1,999
Stock-based compensation expense	2,864	1,529
Earnings from equity method investee	(2,799)	(1,567)
Distributions from equity method investee	1,600	1,500
Unrealized loss on derivative instruments, net	746	2,092
Unrealized foreign currency loss / (gain), net	335	(260)
Provision (recoveries) for doubtful accounts	(132)	487
Deferred taxes	5,970	(5,927)
Other non-cash items	1,106	387
Change in assets and liabilities:
Receivables, net	(23,371)	(8,145)
Inventories	(21,842)	(20,100)
Other current assets	(6,572)	(2,860)
Accounts payable and accrued liabilities	11,406	(12,447)
Other assets & liabilities	1,072	57
NET CASH USED IN OPERATING ACTIVITIES	(19,225)	(43,955)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, and intangible assets	(4,278)	(22,949)
Proceeds from sale of fixed assets	—	174
NET CASH USED IN INVESTING ACTIVITIES	(4,278)	(22,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loans	(8,071)	(3,128)
Proceeds from revolver	180,000	42,000
Other financing activities	(341)	(183)
NET CASH PROVIDED BY FINANCING ACTIVITIES	171,588	38,689
Effect of exchange rate changes on cash	(474)	423
Net change in cash and cash equivalents	147,611	(27,618)
Cash and cash equivalents, beginning of period	34,800	35,793
Cash and cash equivalents, end of period	$182,411	$8,175

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$17,138	$18,987
Income taxes paid (refunds received), net	(99)	1,209
See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of the business

Forterra, Inc. (“Forterra” or the ‘‘Company’’) is involved in the manufacturing, sale and distribution of building products in the United States (“U.S.”) and Eastern Canada. Forterra’s primary products are concrete drainage pipe, precast concrete structures, and water transmission pipe used in drinking and wastewater systems. These products are used in the infrastructure, residential and non-residential sectors of the construction industry.

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

The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Seasonal changes and other conditions can affect the sales volumes of the Company's products. The financial results for any interim period do not necessarily indicate the expected results for the year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 as provided in Forterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020 (the “2019 10-K”). The Company has continued to follow the accounting policies set forth in those financial statements, except as supplemented and documented below. Certain prior year numbers were reclassified to conform with current year presentation. Such reclassification had no impact on the previously reported results of operations.

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

Concentration of Credit Risk

The Company had an individual customer within its Water Pipe & Products segment that accounted for approximately 18% and 14% of the Company's total net sales for the three months ended March 31, 2020 and 2019, respectively, and receivables at March 31, 2020 and December 31, 2019 representing 18% and 13% of the Company's total receivables, net, respectively.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Credit Losses

Trade accounts receivable. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

The Company's exposure to credit losses may increase if one or more of its customers are adversely affected by changes in laws or other government recommendations or mandates, economic pressures or uncertainty associated with local or global economic recessions, disruption or other impacts associated with the coronavirus disease 2019 ("COVID-19") pandemic, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables as customers are impacted by the COVID-19 pandemic.

Recent Accounting Guidance Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The Company adopted this ASU on January 1, 2020 using a modified retrospective approach, which did not have a material impact on the Company's condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the ASU provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The guidance was effective upon issuance and generally can be applied through December 31, 2022. The effects of this standard on the Company's condensed consolidated financial statements are not expected to be material.

Recent Accounting Guidance Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes, and the recognition of deferred tax liabilities for outside basis differences.  It also clarifies and simplifies other aspects of the accounting for income taxes.  For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the annual period that includes that interim period.  Additionally, entities that elect early adoption must adopt all the amendments in the same period.  Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings.  The effects of this standard on the Company's condensed consolidated financial statements are not expected to be material.

3. Acquisitions

On March 1, 2019, the Company acquired certain assets of Texas limited liability companies Houston Buckner Precast, LLC, Buckner Precast, LLC, Montgomery 18905 E. Industrial, LLC, and 1763 Old Denton Road,

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

LLC (altogether "Buckner") for consideration of $11.8 million in cash, inclusive of a working capital adjustment.  The acquired Buckner assets did not meet the definition of a business and, as such, the transaction was accounted for as an asset acquisition pursuant to the guidance in subsection 805-50 of ASC 805, Business Combinations. The assets operate as part of the Company’s Drainage Pipe & Products segment.

4. Receivables, net

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Trade receivables	$198,358	$178,698
Amounts billed but not yet paid under retainage provisions	3,711	3,093
Other receivables	28,385	26,078
Total receivables	230,454	207,869
Less: Allowance for doubtful accounts	(1,823)	(2,068)
Receivables, net	$228,631	$205,801

5. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Finished goods	$176,908	$161,440
Raw materials	81,774	76,237
Work in process	591	806
Total inventories	$259,273	$238,483

6. Investment in equity method investee

The Company owns 50% of the Common Unit voting shares of Concrete Pipe & Precast LLC ("CP&P") and consequently, has recorded its investment in the Common Unit voting shares in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under the equity method of accounting.

The Company's investment in the joint venture was $51.2 million at March 31, 2020, which is included within the Drainage Pipe & Products segment. At March 31, 2020, the difference between the amount at which the Company's investment is carried and the amount of the Company's share of the underlying equity in net assets of CP&P was approximately $13.0 million. The basis difference is primarily attributed to the value of land and equity method goodwill associated with the investment.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following reflects the Company's distribution and earnings in the equity investment (in thousands):

	Three months ended
	March 31,
	2020	2019
Distribution received from CP&P	$(1,600)	$(1,500)
Share of earnings in CP&P	2,816	1,585
Amortization of excess fair value of investment	(18)	(18)

Selected financial data for CP&P on a 100% basis is as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
Net sales	$34,758	$28,249
Gross profit	10,537	7,954
Income from operations	5,620	3,180
Net income	5,557	3,117

7. Property, plant and equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Machinery and equipment	$408,063	$398,127
Land, buildings and improvements	240,894	240,403
Other equipment	8,666	8,660
Construction-in-progress	18,630	29,157
Total property, plant and equipment	676,253	676,347
Less: accumulated depreciation	(212,088)	(200,772)
Property, plant and equipment, net	$464,165	$475,575

Depreciation expense totaled $12.2 million for the three months ended March 31, 2020, and $12.8 million for the three months ended March 31, 2019, which is included in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

8. Goodwill and other intangible assets, net

    The Company has recorded goodwill in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the three months ended March 31, 2020 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2019	$190,466	$318,360	$508,826
Foreign currency and other adjustments	(1,145)	—	(1,145)
Balance at March 31, 2020	$189,321	$318,360	$507,681

Intangible assets other than goodwill at March 31, 2020 and December 31, 2019 included the following (in thousands):

	Net carrying value as of March 31, 2020	Net carrying value as of December 31, 2019
Customer relationships	$93,277	$100,869
Trade names	18,453	19,626
Patents	7,012	7,673
Non-compete agreements	7,186	8,070
Developed technology	5,887	5,980
Other	437	456
Total intangible assets	$132,252	$142,674

Amortization expense totaled $10.3 million for the three months ended March 31, 2020, and $11.6 million for the three months ended March 31, 2019, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. All of the Company's intangible assets are amortizable.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The estimated carrying amount and fair value of the Company’s financial instruments measured and recorded at fair value on a recurring basis are as follows for the dates indicated (in thousands):

	Fair value measurements at March 31, 2020 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value March 31, 2020
Liabilities:
Derivative liability	$—	$488	$—	$488

	Fair value measurements at December 31, 2019 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2019
Assets:
Derivative asset	$—	$258	$—	$258

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

The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at March 31, 2020 using
	Carrying Amount March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value March 31, 2020
Liabilities:
Term Loan	$1,091,949	$—	$926,343	$—	$926,343
Tax receivable agreement payable	77,385	—	—	48,505	48,505

		Fair value measurements at December 31, 2019 using
	Carrying Amount December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2019
Liabilities:
Term Loan	$1,098,303	$—	$1,102,295	$—	$1,102,295
Tax receivable agreement payable	77,385	—	—	47,625	47,625

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of debt is valued using a market approach based on indicative quoted prices for the Company's debt instruments traded in over-the-counter markets and, therefore, is classified as Level 2 within the fair value hierarchy. See Note 11, Debt and deferred financing costs, for a further discussion of Company debt.

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

10.    Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued payroll and employee benefits	$24,496	$32,815
Short-term finance leases	16,395	16,542
Short-term operating leases	8,605	8,784
Accrued taxes	6,770	5,354
Warranty	5,412	5,536
Accrued rebates	5,724	9,895
Environmental obligation	731	718
Other miscellaneous accrued liabilities	9,251	9,195
Total accrued liabilities	$77,384	$88,839

11. Debt and deferred financing costs

The Company’s debt consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Term Loan, net of debt issuance costs and original issuance discount of $23,281 and $25,055, respectively	$1,091,949	$1,098,303
Revolver, net of debt issuance costs of $1,289	178,711	—
Total debt	$1,270,660	$1,098,303
Less: current portion debt	(12,510)	(12,510)
Total long-term debt	$1,258,150	$1,085,793

Forterra has a $300 million asset based revolving credit facility for working capital and general corporate purposes (“Revolver”) and a $1.1 billion senior term loan facility (“Term Loan”).

The Term Loan provided for a $1.25 billion senior secured term loan. Subject to the conditions set forth in the term loan agreement, the Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA (defined below) of Forterra and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest accrues on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively. The weighted average interest rates for the Term Loan were 4.7% and 5.5% for the three months ended March 31, 2020 and March 31, 2019, respectively.

During the three months ended March 31, 2020, the Company repurchased $5.0 million of the Term Loan before its maturity at a market value of $4.9 million. Consequently, the Company wrote off a proportionate share of debt issuance costs of $0.1 million and recognized a net loss of $0.1 million on the early extinguishment of debt which was included in the condensed consolidated statements of operations.

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

The Revolver provides for an aggregate principal amount of up to $300.0 million, with up to $280.0 million to be made available to the U.S. borrowers and up to $20.0 million to be made available to the Canadian borrowers (the allocation may be modified periodically at the Company's request). Subject to the conditions set forth in the revolving credit agreement related to the Revolver (the "Revolving Credit Agreement"), the Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations. The advance rates for accounts receivable and inventory are subject to increase by 2.5% during certain periods. As of March 31, 2020, the Revolver had $180.0 million outstanding borrowings, and the weighted average interest rate was 2.06% for borrowings during the period. As of December 31, 2019, there were no outstanding borrowings under the Revolver.

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

In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total Revolver. Availability under the Revolver, based on draws, outstanding letters of credit of $15.4 million, as well as allowable borrowing base as of March 31, 2020, was $72.1 million.

The Revolver and the Term Loan contain customary representations and warranties, and affirmative and negative covenants, including representations, warranties, and covenants that, among other things, restrict the ability of Forterra and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

As of March 31, 2020, the Company was in compliance with all applicable covenants under the Revolver and the Term Loan.

As of March 31, 2020, scheduled maturities of long-term debt were as follows (in thousands):

	Total	Term Loan	Revolver
2020	$9,383	$9,383	$—
2021	192,510	12,510	180,000
2022	12,510	12,510	—
2023	1,080,827	1,080,827	—
	$1,295,230	$1,115,230	$180,000

12. Derivatives and hedging

The Company uses derivatives to manage selected foreign exchange and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and cash flows from derivative instruments are included in net cash provided by (used in) operating activities in the condensed consolidated statements of cash flows.

On March 30, 2020, Forterra entered into an interest rate swap transaction with a notional value of $400 million. Under the terms of the swap transaction, Forterra agreed to pay a fixed rate of interest of 1.08% and receive floating rate of interest indexed to one-month LIBOR, subject to a minimum of 1.00%, with monthly settlement terms with the swap counterparty. The swap has a 30-month term and expires on September 30, 2022. The interest rate swap is not designated as a cash flow hedge, therefore all changes in the fair value of the instrument are captured as a component of interest expense in the statements of operations. Accordingly, cash flows from the monthly interest rate swap settlements are included in net cash provided by (used in) operating activities in the condensed consolidated statements of cash flows.

    On February 9, 2017, Forterra entered into interest rate swap transactions with a combined notional value of $525 million.  Under the terms of the swap transactions, Forterra agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps were not designated as cash flow hedges, had a three-year term, and expired on March 31, 2020.

The Company elects to present all derivative assets and derivative liabilities on a net basis on its condensed consolidated balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At March 31, 2020 and December 31, 2019, the Company’s derivative instruments fall under an ISDA master netting agreement.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	March 31, 2020
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$—	$—	$400,000	$488
Total derivatives, gross		—		488
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$—		$488

	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$525,000	$258	$—	$—
Total derivatives, gross		258		—
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$258		$—

The following table presents the effect of derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended
	March 31,
	2020	2019
Derivatives not designated as hedges
Interest rate swaps
Loss on derivatives not designated as hedges included in interest expense	(746)	(2,092)

13.    Leases

The Company leases land and buildings, office spaces, vehicles, machinery and equipment under various lease agreements. A large portion of the Company’s leases were the result of the 2016 sale and leaseback of land and buildings related to certain production facilities. These leases have an initial term of 25 years, followed by one optional renewal term of approximately ten years that may be exercised at the Company’s discretion. These leases, with the exception of certain land leases, are classified as finance leases. The Company’s operating leases are mainly comprised of land and buildings, office spaces, vehicles, machinery and equipment leases, and have remaining terms of one to 25 years, some of which include options to extend the leases for up to 10 years.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Earnout Dispute

On March 13, 2015, through an indirect wholly owned subsidiary, Lone Star Fund IX (U.S.), L.P. (which is referred to, along with its affiliates and associates, but excluding Forterra and other companies that it owns as a result of its investment activity, as "Lone Star") acquired the building products business of HeidelbergCement AG, ("HC"), in the United States and Eastern Canada, (the "Acquisition"). The Acquisition purchase agreement included an earnout, which provided for the payment of contingent consideration of up to $100.0 million, if and to the extent the 2015 financial results of the businesses acquired by Lone Star in the Acquisition, including the Company and HC's former building products business in the United Kingdom, exceeded a specified Adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such Adjusted EBITDA calculation exceeded the specified target, LSF9 Concrete Holdings Ltd. ("LSF9") and, as a result of the internal reorganization transaction effected prior to the Company's initial public offering ("IPO"), the Company would be required to pay the U.S. affiliate of HC an amount equal to a multiple of such excess Adjusted EBITDA, with any payment capped at $100.0 million. In April 2016, the Company provided an earnout statement to affiliates of HC demonstrating that no payment was required. On June 13, 2016, HC provided notification that it disputed, among other things, the Company’s calculation of Adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100.0 million. The Company does not believe HC’s position has merit and is vigorously opposing HC's assertions. On October 5, 2016, affiliates of HC filed a lawsuit in the Delaware Court of Chancery seeking specific performance and claiming access to the Company's books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert’s authority; and in the alternative, claiming a breach of contract and seeking the $100.0 million and other damages (the "Delaware Action"). On December 8, 2017, the court granted the defendants' Motion to Dismiss the First Amended Complaint in the Delaware Action, finding that the earnout dispute should be heard before a neutral accounting arbitrator as set forth in the purchase agreement and that any claims that were required to be brought as indemnification claims under the purchase agreement were time-barred by the contractual limitations period. Following the dismissal of the Delaware Action, the Company and HC jointly engaged a neutral accounting expert to act as an arbitrator in the dispute as required by the purchase agreement. After briefing certain preliminary matters for the arbitrator and the production of additional documents, the parties began briefing the issues on the merits for the neutral accounting arbitrator, which was completed in April 2020. The arbitrator will have an opportunity to ask written questions of both parties, and a final hearing on the dispute is currently scheduled to be held on June 23 and 24, 2020, subject to any potential delays caused by the COVID-19 pandemic, with a written decision from the neutral accounting arbitrator expected within 60 days thereafter. As of March 31, 2020, no liability for this contingency has been accrued as payment of any earnout is not considered probable. However, the outcome of this matter is uncertain, and no assurance can be given to the ultimate outcome of the resulting proceedings. If the Company is unsuccessful in resolving the dispute, it could recognize a material charge to its earnings.

Securities Action and Derivative Actions

Beginning on August 14, 2017, four plaintiffs filed putative class action complaints in the United States District Court for the Eastern District of New York against various defendants. On July 27, 2018, an order was entered consolidating the lawsuits into a single action (the "Securities Action") and transferring the venue of the case from the Eastern District of New York to the Northern District of Texas. Pursuant to an agreed scheduling order, plaintiffs in the Securities Action filed their Consolidated Amended Complaint on November 30, 2018.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

On February 15, 2019, the Securities Defendants filed a Motion to Dismiss all claims in the case based on plaintiffs' failure to state a claim. Briefing on the motion to dismiss was completed on May 1, 2019, and the court has not yet ruled on the motion. A mediation of the Securities Action occurred in August 2019. On November 4, 2019, the parties to the Securities Action entered into a settlement agreement that is intended to fully and finally resolve all claims in the Securities Action. On January 4, 2020, the court issued an order granting preliminary approval for the settlement and providing for notice. Approval of the settlement in the Securities Action is set for final hearing on July 21, 2020, but approval cannot be guaranteed. The terms of the settlement are expected to be paid by the Company's insurance.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

On December 11, 2019, the court in the Lee Action entered a Stipulation and Order consolidating the Lee Action and the Maloney Delaware Action into a single case (the "Consolidated Lee Action"), and providing a schedule for filing of an amended complaint and motions to dismiss, which has been further extended by agreement of the parties given the impacts of the COVID-19 pandemic.

The Company and other defendants are vigorously defending the Consolidated Lee Action. Given the stage of the proceedings, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Consolidated Lee Action.

Long-term Incentive Plan

Following the Acquisition, Lone Star implemented a cash-based long term incentive plan (the “LTIP”) which entitles the participants in the LTIP to a potential cash payout upon a monetization event as defined by the LTIP. Potential monetization events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star reduces its ownership interest in the Company or successor entities of LSF9, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of March 31, 2020, no such monetization events that meet the required return for an LTIP payment have occurred, and therefore no amounts were accrued in the accompanying condensed consolidated balance sheets. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future monetization events. The timing and amount of such payments are unknown and are dependent upon future monetization events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the IPO, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered.

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

For purposes of the TRA, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which any such related tax benefits remain. The Company accounts for potential payments under the TRA as a contingent liability, with amounts accrued when considered probable and reasonably estimable. The liability recorded by the Company for the TRA at March 31, 2020 and December 31, 2019 was $77.4 million and $77.4 million, respectively. The timing and amount of future tax benefits associated with the TRA are subject to change, and additional payments may be required which could be materially different from the current accrued liability. The Company

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing activity in the consolidated statement of cash flows. During the three months ended March 31, 2020, no payments were made on the TRA to Lone Star.

15. Earnings per share

Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities include employee stock options and shares of restricted stock. Diluted EPS reflects the assumed exercise, vesting or conversion of all dilutive securities.

The calculations of the basic and diluted EPS for the three months ended March 31, 2020 and 2019 are presented below (in thousands, except per share amounts):

	For the three months ended March 31,
	2020	2019
Net loss	$(14,066)	$(25,039)
Less: Earnings allocated to unvested restricted stock awards	—	—
Earnings (loss) allocated to common shareholders	$(14,066)	$(25,039)

Common stock:
Weighted average basic shares outstanding	64,804	64,004
Effect of dilutive securities	—	—
Weighted average diluted shares outstanding	64,804	64,004

Basic earnings (loss) per share:
Net loss	$(0.22)	$(0.39)
Diluted earnings (loss) per share:
Net loss	$(0.22)	$(0.39)

As detailed further below, potential dilutive shares of common stock were anti-dilutive as a result of the Company's net loss for the three months ended March 31, 2020 and March 31, 2019. As a result, basic weighted average shares were used in the calculations of basic earnings per share and diluted earnings per share for those periods.

The number of stock options and restricted shares that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the three months ended March 31, 2020 and March 31, 2019 were 233,736 and 3,322,403, respectively.

16. Income taxes

The Company recorded income tax expense of $0.1 million and income tax benefit of $7.3 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

The income tax expense for the three months ended March 31, 2020 differs from the expense computed at the federal statutory rate primarily due to the unfavorable federal and state valuation allowance.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The income tax benefit for the three months ended March 31, 2019 differs from the benefit computed at the federal statutory rate primarily due to the state benefit on the current period loss.

The Company evaluates the recoverability of its deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. The Company assesses whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” criterion. The analysis used in determining the valuation allowance involves considerable judgment and assumptions. The Company's history of pretax losses limits its ability to rely on projections of future pretax income, therefore, realization of deferred tax assets is based primarily on reversal of taxable temporary differences.

After consideration of all evidence, including the analysis of the reversal pattern of the taxable and deductible temporary differences in the future, the Company increased the federal and state valuation allowance by $3.5 million for the three months ended March 31, 2020.

The Company's quarterly provision for income taxes has historically been calculated using the annual effective rate method, which applies an estimated annual effective tax rate to pre-tax income or loss. However, when the result of the expected annual effective tax rate is not deemed reliable and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the actual year-to-date effective tax rate (the "discrete method"), which results in an income tax provision or benefit based solely on the year-to-date pre-tax income or loss as adjusted for permanent differences on a pro rata basis. The Company has recorded its interim income tax provision using the discrete method, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting for the three months ended March 31, 2020.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), that, among other things, increased the net interest expense deduction limit from 30% to 50% of adjusted taxable income for tax years beginning January 1, 2019 and 2020, and changed the depreciable life of the qualified improvement property from 39 years to 15 years, thereby making it eligible for 100% bonus depreciation, which the Company intends to claim. The Company also plans to take advantage of deferral of the employer portion of the social security taxes that would otherwise be due in 2020, but will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth the disaggregation of revenue earned from contracts with customers based on the Company's reportable segments as well as other financial information attributable to the Company's reportable segments for the three months ended March 31, 2020 and 2019 (in thousands):

	For the three months ended March 31,
	2020	2019
Net sales:
Drainage Pipe & Products	$170,234	$163,734
Water Pipe & Products	160,642	128,124
Corporate and Other	—	—
Total	$330,876	$291,858

Depreciation and amortization:
Drainage Pipe & Products	$8,245	$9,202
Water Pipe & Products	13,879	14,875
Corporate and Other	377	315
Total	$22,501	$24,392

Segment EBITDA and reconciliation to income (loss) before income taxes:
Drainage Pipe & Products	$26,052	$25,066
Water Pipe & Products	22,873	8,741
Corporate and Other	(19,667)	(17,086)
Less: Interest expense	(20,745)	(24,665)
Depreciation and amortization	(22,501)	(24,392)
Income (loss) before income taxes	$(13,988)	$(32,336)

Capital expenditures:
Drainage Pipe & Products	$3,030	$7,929
Water Pipe & Products	1,181	2,277
Corporate and Other	139	1,768
Total	$4,350	$11,974

	March 31,	December 31,
	2020	2019
Total assets:
Drainage Pipe & Products	$825,998	$819,373
Water Pipe & Products	880,077	862,542
Corporate and Other	206,545	58,143
Total	$1,912,620	$1,740,058

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $2.8 million and $1.6 million for the three months ended March 31, 2020 and March 31, 2019, respectively, and with the following balances (in thousands):

	March 31,	December 31,
	2020	2019
Investment in equity method investee	$51,232	$50,034

Disaggregated revenue by geographic location is provided in the tables below. The Company has operations in the United States, Canada and Mexico. The economic characteristics of the Company's customers do not significantly vary across geographic locations or product lines. The Company has both revenues and long-lived assets in each country; and those assets and revenues are recorded within geographic location as follows (in thousands):

Property, plant, and equipment, net:	March 31,	December 31,
	2020	2019
United States	$415,142	$422,486
Canada	39,883	43,754
Mexico	9,140	9,335
	$464,165	$475,575

Net sales:	For the three months ended March 31,
	2020	2019
United States	$315,380	$276,737
Canada	13,486	13,100
Mexico	2,010	2,021
	$330,876	$291,858

18. Related party transactions

Tax receivable agreement

The Company has a TRA with Lone Star that provides for, among other things, the payment by the Company to Lone Star of 85% of the amount of certain covered tax benefits, which may reduce the actual liability for certain taxes that the Company might otherwise be required to pay. See Note 14, Commitments and contingencies, for additional information on the tax receivable agreement.

CP&P

The Company sold certain goods and services to its joint venture, CP&P, including spare parts for repairs, and property rentals. For the three months ended March 31, 2020, Forterra sold $0.5 million of product to CP&P and purchased goods and services from CP&P for an amount of $0.1 million. For the three months ended March 31, 2019, Forterra sold $5 thousand of product to CP&P and purchased $126 thousand of goods and services from CP&P.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

19. Subsequent Event

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy and financial markets. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from the COVID-19 pandemic and its impacts, the Company is currently unable to fully determine the pandemic's future impact on its business. However, the Company is monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•
the impact of the COVID-19 pandemic on the economy, demand for our products and our business, financial condition and results of operations, including the measures taken by governmental authorities in response;

•	government funding of infrastructure and related construction activities;

•	the level of construction activity, particularly in the residential construction and non-residential construction markets;

•	the highly competitive nature of our industry and our ability to effectively compete;

•	the availability and price of the raw materials we use in our business;

•	our dependence on key customers and the absence of long-term agreements with these customers;

•	the level of construction activity in Texas;

•	disruption at one or more of our manufacturing facilities or in our supply chain;

•	construction project delays and our inventory management;

•	the seasonality of our business and its susceptibility to adverse weather;

•	our ability to successfully integrate acquisitions;

•	labor disruptions and other union activity;

•	compliance with applicable regulations;

•	a tightening of mortgage lending or mortgage financing requirements;

•	the ability to implement our growth strategy;

•	our current dispute with HeidelbergCement related to the payment of an earnout;

•	compliance with environmental laws and regulations;

•	energy costs;

•	changes in tax laws could adversely affect us;

•	compliance with health and safety laws and regulations;

•	our dependence on key executives and key management personnel;

•	our ability and that of our customers with which we work to retain and attract additional skilled and non-skilled technical or sales personnel;

•	credit and non-payment risks of our customers;

•	warranty and related claims;

•	legal and regulatory claims;

•	our contract backlog;

•	our ability to maintain sufficient liquidity and ensure adequate financing or guarantees for large projects;

•	delays or outages in our information technology systems and computer networks;

•	security breaches in our information technology systems and other cybersecurity incidents; and

•	additional factors discussed in our filings with the Securities and Exchange Commission, or the SEC.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A, “Risk Factors” in our 2019 10-K filed with the SEC on February 27, 2020, as supplemented in Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q. The COVID-19 pandemic may also precipitate or exacerbate these and other unknown risks and uncertainties. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 27, 2020, or the 2019 10-K.

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

Overview

Our Company

We are a manufacturer of pipe and precast products in the United States and Eastern Canada for a variety of water-related infrastructure applications, including water transmission, distribution and drainage. We provide critical infrastructure components for a broad spectrum of construction projects across infrastructure, residential and non-residential markets. Our suite of products ranges from large diameter pipe that transports water to and from treatment centers and manages drainage along major transportation corridors, to smaller diameter pipe that delivers potable water to, and removes wastewater from, end users in residential and commercial settings.

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

COVID-19 Pandemic

The emergence of the coronavirus disease 2019, or COVID-19, has adversely affected many industries as well as the economies and financial markets of many countries, including the United States and Canada, and caused a significant deceleration of economic activity. While the COVID-19 pandemic did not materially adversely affect our financial results and business operations in our first fiscal quarter ended March 31, 2020, economic and health conditions in the United States and eastern Canada have changed rapidly since the end of the quarter. In the short-term, we anticipate demand for our products could decrease. Some of the decrease in demand will likely be driven by the slowdown in our end-markets, especially the residential housing market. How long this decrease in demand lasts will depend on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, any additional governmental actions that may be taken, including extensions of restrictions that are currently in place, and numerous other uncertainties.

Under the various local and state orders restricting business operations in response to the COVID-19 pandemic, our operations have been exempted as essential business or critical infrastructure, and our manufacturing facilities have continued to operate. In connection with continuing to operate our manufacturing facilities, we have taken a number of actions designed to safeguard the health of our employees, implementing enhanced safety and health protocols consistent with guidelines promulgated by the United States Center for Disease Control and the World Health Organization, as well as applicable orders from local and state authorities. However, all employees whose jobs allow them to work from home are doing so, and all non-essential business travel has been eliminated. We have also increased the availability of paid leave for our employees to encourage them to stay home if they are ill, both for their own protection and the protection of their coworkers.

In addition, in response to the COVID-19 pandemic, we have taken proactive steps to enhance our financial flexibility, liquidity and cash flow, including, but not limited to, limiting capital expenditures to essential maintenance and projects that have the ability to pay for themselves in the short term; temporarily reducing cash compensation for the executive management team and independent members of our board of directors; implementing a hiring freeze and deferring annual employee compensation increases; minimizing overtime hours worked; and drawing down $180.0 million of cash under our revolving credit facility. Looking ahead, we have also formulated contingency plans that would allow us to further decrease costs and cash expenditures in the event that demand for our products declines meaningfully.

The COVID-19 pandemic is expected to affect our operations in the second quarter of 2020 and may continue to do so thereafter. The impacts of COVID-19 on our end markets have largely been related to project delays on residential and non-residential projects, as well as a few delays on municipal and infrastructure projects in localized areas that have been heavily impacted by the COVID-19 pandemic. To date in the second quarter, we have experienced a continuation of the demand we saw in the first quarter in our Water Pipe & Products segment, with shipment volumes at or above the same period in 2019. We expect Water Pipe & Products volumes to remain at or slightly below those levels into some or all of May. In our Drainage Pipe & Products segment, volumes to date in the second quarter are approximately 13% below the same period in the prior year, a decrease we believe is driven primarily by continued poor weather in Texas and secondarily by COVID-19 related residential project delays. We expect volumes to remain at or slightly above these levels into some or all of May. At this time, we are unable to project demand and shipment levels beyond May due to the longer-term uncertainty surrounding the direct and indirect impacts of the pandemic.

Due to the above circumstances and as described generally in this Form 10-Q, our results of operations for the three month period ended March 31, 2020 were not significantly impacted by the COVID-19 pandemic and are, therefore, not necessarily indicative of the results to be expected in future quarters or for the full fiscal year. Due to the fluidity and unprecedented and uncertain nature of the pandemic, we cannot predict the full impact of the COVID-19 pandemic on our business or that of our customers and participants in our supply chain, or on economic conditions generally, including the effects on infrastructure and related construction activity. The ultimate scope and extent of the effects of the COVID-19 pandemic is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Principal Factors Affecting Our Results of Operations

Our financial performance and results of operations are influenced by a variety of factors, including conditions in the residential, non-residential and infrastructure construction markets, general economic conditions, changes in cost of goods sold, and seasonality and weather conditions. Some of the more important factors are discussed in the 2019 10-K, to which there were no material changes during the period covered by this report with the exception of the impacts of the COVID-19 pandemic, which are discussed above.

Principal Components of Results of Operations

Net Sales

Net sales consist of the consideration which we expect to be entitled to for the sale of products in the ordinary course of business and include the billable costs of delivery of our products to customers. Net sales include any outbound freight charged to the end user. Revenue for certain contracts related to our structural precast products that are designed and engineered specifically for the customer is recognized over time using an acceptable input method which utilizes our cost incurred to date relative to total estimated costs at completion to measure progress.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses for sales, marketing, legal, accounting and finance services, human resources, customer support, treasury and other general corporate services. Selling, general and administrative expenses also include transaction costs directly related to any business combinations and other costs incurred with respect to cost savings initiatives.

Impairment and Exit Charges

Impairment and exit charges are primarily comprised of severance and other charges incurred to consolidate certain plants in an effort to optimize our portfolio, as well as asset impairment charges.

Other Operating Income, Net

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

Income Tax Benefit

Income tax benefit consists of federal, state, provincial, local and foreign taxes based on income in the jurisdictions in which we operate.

Results of Operations

Three Months Ended March 31, 2020 as Compared to Three Months Ended March 31, 2019

Total Company

The following table summarizes certain financial information relating to our operating results for the three months ended March 31, 2020 and March 31, 2019 (in thousands).

Statements of Income Data:	Three months ended March 31, 2020	Three months ended March 31, 2019	% Change

Net sales	$330,876	$291,858	13.4%
Cost of goods sold	272,134	250,053	8.8%
Gross profit	58,742	41,805	40.5%
Selling, general and administrative expenses	(54,240)	(51,391)	5.5%
Impairment and exit charges	(824)	(231)	*
Other operating income, net	330	579	(43.0)%
	(54,734)	(51,043)	7.2%
Income from operations	4,008	(9,238)	*
Other income (expenses)
Interest expense	(20,745)	(24,665)	(15.9)%
Loss on extinguishment of debt	(50)	—	*
Earnings from equity method investee	2,799	1,567	78.6%
Loss before income taxes	(13,988)	(32,336)	(56.7)%
Income tax (expense) benefit	(78)	7,297	*
Net loss	$(14,066)	$(25,039)	*
* Represents positive or negative change in excess of 100%

Net Sales

Net sales for the three months ended March 31, 2020 were $330.9 million, an increase of $39.0 million, or 13.4%, from $291.9 million in the three months ended March 31, 2019. The increase primarily came from the Water Pipe & Products segment driven by both higher average selling prices and higher shipments compared to prior year.

Cost of Goods Sold

Cost of goods sold were $272.1 million for the three months ended March 31, 2020, an increase of $22.0 million, or 8.8%, from $250.1 million in the three months ended March 31, 2019. The increase was primarily in the Water Pipe & Products segment driven by the higher shipment volume.

Gross Profit

Gross profit increased by $16.9 million, or 40.5%, to $58.7 million in the three months ended March 31, 2020 from $41.8 million in the three months ended March 31, 2019. Most of the increase in gross profit related to our Water Pipe & Products segment driven by higher average selling prices, higher shipments, as well as a slight decline in raw material cost compared to prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $54.2 million for the three months ended March 31, 2020, an increase of $2.8 million, or 5.5%, from $51.4 million in the three months ended March 31, 2019. The year-over-year increase is due primarily to higher staff costs as we expand our sales and marketing teams as well as production support teams in both businesses.

Interest Expense

Interest expense for the three months ended March 31, 2020 was $20.7 million, a decrease of $4.0 million or 15.9% from $24.7 million in the three months ended March 31, 2019. The decrease was primarily due to lower LIBOR in the first quarter of 2020 compared to prior year.

Income Tax (Expense) Benefit

Income tax expense in the three months ended March 31, 2020 was $0.1 million, a change of $7.4 million from an income tax benefit of $7.3 million in the three months ended March 31, 2019. The change is primarily due to the smaller pretax loss during the three months ended March 31, 2020, as well as additional expense related to the federal and state valuation allowance.
Segments

	For the three months ended March 31,
(in thousands)	2020	2019	% Change
Net sales:
Drainage Pipe & Products	$170,234	$163,734	4.0%
Water Pipe & Products	160,642	128,124	25.4%
Corporate and Other	—	—	*
Total	$330,876	$291,858	13.4%

Gross profit (loss):
Drainage Pipe & Products	32,555	31,433	3.6%
Water Pipe & Products	26,160	10,735	*
Corporate and Other	27	(363)	*
Total	$58,742	$41,805	40.5%

Segment EBITDA(1):
Drainage Pipe & Products	26,052	25,066	3.9%
Water Pipe & Products	22,873	8,741	*
Corporate and Other	(19,667)	(17,086)	15.1%

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

Drainage Pipe & Products

Net Sales

Net sales in the three months ended March 31, 2020 were $170.2 million, an increase of $6.5 million or 4.0% from $163.7 million in the three months ended March 31, 2019. The increase was driven by higher average selling prices partially offset by lower shipments due primarily to unfavorable weather in the first quarter of 2020 as compared to 2019, as well as a sales volume decline in the Houston residential market due primarily to regulatory changes and lower crude oil price.

Gross Profit

Gross profit in the three months ended March 31, 2020 was $32.5 million, a slight increase of $1.1 million or 3.6% from $31.4 million in the three months ended March 31, 2019. The increase was primarily due to higher average selling prices, partially offset by slightly increased input costs such as freight and labor.

Water Pipe & Products

Net Sales

Net sales in the three months ended March 31, 2020 was $160.6 million, an increase of $32.5 million or 25.4% from $128.1 million in the three months ended March 31, 2019. The increase was due primarily to higher average selling prices, as well as higher shipment volume.

Gross Profit

Gross profit in the three months ended March 31, 2020 was $26.2 million, an increase of $15.5 million from $10.7 million in the three months ended March 31, 2019. The increase was primarily due to higher average selling prices, manufacturing efficiencies and lower raw material cost as well as higher volumes.

Liquidity and Capital Resources

We believe our available cash and cash equivalents, borrowing availability under our $300.0 million asset-based revolving credit facility, or the Revolver, and funds generated from operations are our most significant sources of liquidity. While we believe these sources will be sufficient to finance our working capital requirements, planned capital expenditures that are essential, debt service obligations and other cash requirements for at least the next 12 months, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, including those related to the COVID-19 pandemic, and financial, business and other factors, some of which are beyond our control. As a result, in March 2020 we borrowed approximately $180.0 million under the Revolver as a precautionary measure to strengthen our liquidity position and provide financial flexibility during the COVID-19 pandemic. Additionally, we have also delayed some non-essential capital expenditures to preserve liquidity. See "Risk Factors" in Part II, Item 1A of this Form 10-Q.

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

As of March 31, 2020 and December 31, 2019, we had approximately $182.4 million and $34.8 million of cash and cash equivalents, respectively, of which $3.1 million and $12.6 million, respectively, were held by foreign subsidiaries. All of the cash and cash equivalents as of March 31, 2020 and December 31, 2019 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.

We have a tax receivable agreement with Lone Star that provides for the payment by us to Lone Star of specified amounts in respect of any cash savings as a result of the utilization of certain tax benefits. The actual utilization of the relevant tax benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. However, we expect that the payments we make under the tax receivable agreement could be substantial. The tax receivable agreement also includes provisions which restrict the incurrence of debt and that require that we make an accelerated payment to Lone Star equal to the present value of all future payments due under the tax receivable agreement, in each case under certain circumstances. Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. See Note 14, Commitments and contingencies, to the condensed consolidated financial statements for additional information regarding the tax receivable agreement. Our forecasted payments under the tax receivable agreement in 2020, pertaining to the 2019 tax year, are expected to be in the range of $8 to $10 million. We expect that future annual payments under the tax receivable agreement will decline each year in accordance with our tax basis depreciation and amortization schedule unless future unplanned transactions result in an acceleration of our tax benefits under the agreement.

During the three months ended March 31, 2020, we voluntarily prepaid $5.0 million of our senior term loan and as of March 31, 2020, we had $1.1 billion outstanding balance under our senior term loan, or, as amended, the Term Loan, and $180.0 million in borrowings outstanding under the Revolver. Availability under the Revolver, based on draws, outstanding letters of credit of $15.4 million, as well as allowable borrowing base as of March 31, 2020, was $72.1 million.

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

The Revolver and the Term Loan contain customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict our ability to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The Revolver contains a financial covenant restricting us from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the Revolver falls below a threshold. The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization, less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness). The Term Loan does not contain any financial covenants. Obligations under the Revolver and the Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). As of March 31, 2020, we were in compliance with all applicable covenants under the Revolver and the Term Loan.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented (in thousands):

	For the three months ended
	March 31, 2020	March 31, 2019
Statement of Cash Flows data:
Net cash used in operating activities	$(19,225)	$(43,955)
Net cash used in investing activities	(4,278)	(22,775)
Net cash provided by financing activities	171,588	38,689

Net Cash Used in Operating Activities

Net cash used in operating activities was $19.2 million in the three months ended March 31, 2020, compared to net cash used in operating activities of $44.0 million in the three months ended March 31, 2019. Changes between the periods are primarily due to the change in income from operations, as well as the timing of settlements of our receivables and payables.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4.3 million in the three months ended March 31, 2020, due to capital expenditures. Net cash used in investing activities was $22.8 million in the three months ended March 31, 2019, primarily due to capital expenditures of $12.1 million and the acquisition of Buckner assets of $10.8 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $171.6 million in the three months ended March 31, 2020 primarily consisting of additional borrowings of $180.0 million under the Revolver, partially offset by $8.1 million repayments of principal on the Term Loan. Net cash used in financing activities was $38.7 million for the three months ended March 31, 2019 due primarily to proceeds from the Revolver, partially offset by $3.1 million repayments of principal on the Term Loan.

Capital Expenditures

Under normal circumstances, our annual sustaining capital expenditures would average $45.0 million to $55.0 million. However, as a precautionary measure in response to the COVID-19 pandemic and in order to preserve liquidity, we are delaying some non-essential capital spending projects. Our spending outlook for the year remains uncertain until more is known regarding the extent and duration of the pandemic and its impacts, as well as post-pandemic economic conditions in our business and industry. Total capital expenditures were $4.3 million and $12.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The majority of our planned capital spending now is related to equipment, such as plant and mobile equipment, upgrade and expansion of existing facilities, and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments. As of March 31, 2020, outstanding stand-by letters of credit amounted to $15.4 million.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accounting policies that we believe are critical to or require subjective and/or complex judgments that could potentially affect 2020 reported results are discussed in greater detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2019 10-K. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

Recent Accounting Guidance Adopted

A summary of recent accounting pronouncements and our assessment of any expected impact of these pronouncements, if known, is included in Note 2 to the audited consolidated financial statements included the 2019 10-K and Note 2, Summary of significant accounting policies, to the condensed consolidated financial statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. During March 2020, the Company entered into an interest rate swap transaction with a notional value of $400 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  We agreed to pay a fixed rate of interest of 1.08% and receive floating rate of interest indexed to one-month LIBOR, subject to a minimum of 1.00%, with monthly settlement terms with the swap counterparty. The swap has a 30-month term and expires on September 30, 2022. Previously, we had two interest rate swap transactions with a combined notional value of $525 million, in which we agreed to pay a fixed rate of interest of 1.52% and received floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps expired on March 31, 2020. At March 31, 2020, we estimate that a 1% increase in the rates relating to our floating rate debt would increase annual interest requirements by approximately $9.0 million.

Borrowings under our Term Loan and our Revolver may use LIBOR as a benchmark for establishing the applicable interest rate. LIBOR is the subject of recent regulatory guidance and proposals for reform, which are expected to ultimately lead to the discontinuation of LIBOR or to cause LIBOR to become unavailable as a benchmark rate. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in a significant increase in the cost of our variable rate indebtedness causing a negative impact on our financial position, liquidity and results of operations. We plan to carefully monitor the situation and may seek to renegotiate the benchmark for establishing the applicable interest rate with our lenders in the future.

Foreign Currency Risk

Approximately 4.7% of our net sales for the three months ended March 31, 2020, were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the three months ended March 31, 2020, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.2 million. This may differ from actual results depending on the levels of net sales outside of the U.S.

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

At March 31, 2020, we had an individual customer within our Water Pipe & Products segment that accounted for more than 10% of total net sales for the three months ended March 31, 2020. The customer represented approximately 18% of our total net sales for the three months ended March 31, 2020, and amounts receivable from the customer at March 31, 2020 represented approximately 18% of our total receivables, net.

The COVID-19 pandemic may increase our risk of, or exposure to, credit losses. See Note 2, Summary of significant accounting policies, to the condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2020.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces many risks and uncertainties that we cannot control. The risk factors described in Part I, Item 1A. "Risk Factors" 2019 10-K, as supplemented below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10 Q. The potential effects of the COVID-19 pandemic could also impact or amplify many of the risk factors included in our 2019 10-K. However, given the unpredictable and unprecedented nature of the pandemic, the potential impact it could have remains uncertain. Additionally, other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.

Our business, results of operations, financial condition, cash flows and stock price have been and in the future may be adversely affected by the COVID-19 pandemic.

Our operations and business have been adversely affected and could in the future be materially and adversely affected, whether directly or indirectly, by the COVID-19 pandemic and the resulting weakening of economic conditions in the United States and eastern Canada. The COVID-19 pandemic has resulted in local, state, provincial and federal governments implementing increasingly stringent measures in geographies where we operate to help control the spread of the virus, including restrictions on movement such as quarantines, “shelter in place,” “stay at home” orders, and travel restrictions, as well as restricting or prohibiting outright some or all forms of commercial and business activity, and other restrictions, including closures of school and childcare facilities. Although we have continued to operate our facilities consistent with applicable local, state, provincial and federal orders, any changes in these governmental orders, including extending the duration thereof, or any further, more severe, actions taken by governmental authorities or that we may choose to take whether required or not could have a material adverse effect on our operations.

Our customers have been and could continue to be negatively impacted by the COVID-19 pandemic, including as a result of project delays and other adverse impacts on demand, which could result in adverse impacts on our sales and have a material adverse effect on our business, results of operations and financial condition. Similarly, our suppliers and other parts of our supply chain could experience disruptions and other adverse impacts as a result of the pandemic that could cause us to be unable to obtain key raw materials and supplies on a timely or cost-effective basis, or in some cases, at all, any of which could result in our being unable to service our customers' demands, and adversely affect our business and results of operations.

The COVID-19 pandemic, including any actions we have taken in response, has disrupted our internal operations, including by heightening the risk that a significant portion of our workforce will suffer illness or otherwise not be permitted or be unable to work, and required that certain of our employees work remotely, which has heightened certain risks, including those related to cybersecurity and internal controls. Additionally, we cannot predict whether these conditions and concerns will continue or whether we will experience more significant or frequent disruptions in the future, including the complete closure or one or more of our facilities. In addition, in the event demand for our products is significantly reduced as a result of the COVID-19 pandemic and related economic impacts, we may need to assess different corporate actions and cost-cutting measures, including reducing our workforce or closing one or more facilities, and these actions could cause us to incur costs and expose us to other risks and inefficiencies, including whether we would be able to rehire our workforce or recommence operations at a given facility if our business experiences a subsequent recovery.

The COVID-19 pandemic has also adversely affected economies worldwide and significantly disrupted financial and other capital markets, causing a significant deceleration of economic activity. This slowdown has decreased demand for a wide variety of goods and services, diminished trade levels, reduced production and led to widespread corporate downsizing, causing a sharp increase in unemployment. The impact of this outbreak on the U.S. and world economies is uncertain and, unless until the outbreak is contained, these adverse impacts could worsen, impacting all segments of the global economy, and result in a significant recession or worse. Although we have taken certain precautionary measures to preserve liquidity, including borrowing under our Revolver and suspending non-essential capital expenditures, a prolonged period of generating lower cash from operations or other pressures on our liquidity could adversely affect our financial condition, the achievement of our strategic objectives or require us to seek additional capital. Conditions in the financial and capital markets have been extremely volatile and may limit or entirely restrict the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations.

Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent and effectiveness of responses taken on local, national and global levels. No fully effective vaccines or treatments have been developed and one may not be discovered early enough to protect against a worsening of the pandemic or to prevent COVID-19 from becoming endemic. While we expect the pandemic and related events will continue to have a negative effect on us, the unpredictable and unprecedented nature and fluidity of current circumstances makes it impractical to identify all potential risks or estimate the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies. However, our ability to conduct our business in the manner previously or currently expected could be materially and adversely affected, and any of the foregoing risks and uncertainties as well as those that have not yet manifested themselves or been identified could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

FORTERRA, INC.
(Registrant)

	/s/ Karl Watson, Jr.	April 30, 2020
By:	Karl Watson, Jr.
Chief Executive Officer
(Principal Executive Officer)

	/s/ Charles R. Brown, II	April 30, 2020
By:	Charles R. Brown, II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)