Form 10-Q
period 2020-06-30
Forterra, Inc.
filed 2020-07-28
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

[☐] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☒	☐	☒	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [☐] No [X]

There were 65,233,632 shares of common stock, par value $0.001 per share, of the registrant outstanding as of July 24, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORTERRA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net sales	$426,186	$410,219	$757,062	$702,077
Cost of goods sold	320,607	324,405	592,741	574,458
Gross profit	105,579	85,814	164,321	127,619
Selling, general & administrative expenses	(53,283)	(58,640)	(107,523)	(110,031)
Impairment and exit charges	(265)	(582)	(1,089)	(813)
Other operating (loss) income, net	(1,001)	(376)	(671)	203
	(54,549)	(59,598)	(109,283)	(110,641)
Income from operations	51,030	26,216	55,038	16,978

Other income (expense)
Interest expense	(19,702)	(25,783)	(40,447)	(50,448)
Gain on extinguishment of debt	116	—	66	—
Earnings from equity method investee	3,126	3,402	5,925	4,969
Income (loss) before income taxes	34,570	3,835	20,582	(28,501)
Income tax (expense) benefit	(7,455)	(881)	(7,533)	6,416
Net income (loss)	$27,115	$2,954	$13,049	$(22,085)

Earnings (loss) per share:
Basic	$0.42	$0.05	$0.20	$(0.34)
Diluted	$0.40	$0.05	$0.19	$(0.34)
Weighted average common shares outstanding:
Basic	65,093	64,142	64,948	64,073
Diluted	67,191	64,464	67,458	64,073

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net income (loss)	$27,115	$2,954	$13,049	$(22,085)
Change in other postretirement benefit plans, net of tax	—	—	(681)	373
Foreign currency translation adjustment	2,437	1,320	(3,262)	2,828
Comprehensive income (loss)	$29,552	$4,274	$9,106	$(18,884)

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$52,506	$34,800
Receivables, net	271,601	205,801
Inventories	238,835	238,483
Prepaid expenses	12,334	11,021
Other current assets	4,794	8,890
Total current assets	580,070	498,995
Non-current assets
Property, plant and equipment, net	446,974	475,575
Operating lease right-of-use assets	57,444	60,253
Goodwill	508,182	508,826
Intangible assets, net	121,978	142,674
Investment in equity method investee	51,459	50,034
Other long-term assets	5,390	3,701
Total assets	$1,771,497	$1,740,058

LIABILITIES AND EQUITY
Current liabilities
Trade payables	$122,715	$102,426
Accrued liabilities	97,434	88,839
Deferred revenue	10,558	9,527
Current portion of long-term debt	12,510	12,510
Current portion of tax receivable agreement	13,145	13,145
Total current liabilities	256,362	226,447
Non-current liabilities
Long-term debt	1,067,682	1,085,793
Long-term finance lease liabilities	138,449	137,365
Long-term operating lease liabilities	52,518	54,411
Deferred tax liabilities	30,745	28,929
Other long-term liabilities	26,105	21,906
Long-term tax receivable agreement	64,240	64,240
Total liabilities	1,636,101	1,619,091
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.001 par value, 190,000 shares authorized; 65,211 and 64,741 shares issued and outstanding	19	19
Additional paid-in-capital	249,695	244,372
Accumulated other comprehensive loss	(11,006)	(7,063)
Retained deficit	(103,312)	(116,361)
Total shareholders' equity	135,396	120,967
Total liabilities and shareholders' equity	$1,771,497	$1,740,058

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity

Balance at December 31, 2019	64,740,667	$19	$244,372	$(7,063)	$(116,361)	$120,967
Share-based compensation expense	—	—	2,864	—	—	2,864
Stock-based plan activity	336,752	—	(194)	—	—	(194)
Comprehensive loss:
Net loss	—	—	—	—	(14,066)	(14,066)
Change in other postretirement benefit plans, net of tax	—	—	—	(681)	—	(681)
Foreign currency translation adjustment	—	—	—	(5,699)	—	(5,699)
Balance at March 31, 2020	65,077,419	19	247,042	(13,443)	(130,427)	103,191
Share-based compensation expense	—	—	2,607	—	—	2,607
Stock-based plan activity	133,488	—	46	—	—	46
Comprehensive income:
Net income	—	—	—	—	27,115	27,115
Change in other postretirement benefit plans, net of tax	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	2,437	—	2,437
Balance at June 30, 2020	65,210,907	$19	$249,695	$(11,006)	$(103,312)	$135,396

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity

Balance at December 31, 2018	64,205,604	$18	$234,931	$(10,740)	$(115,987)	$108,222
Cumulative effect of accounting changes, net of tax	—	—	—	—	6,957	6,957
Share-based compensation expense	—	—	1,529	—	—	1,529
Stock-based plan activity	57,106	—	(26)	—	—	(26)
Comprehensive loss:
Net loss	—	—	—	—	(25,039)	(25,039)
Change in other postretirement benefit plans, net of tax	—	—	—	373	—	373
Foreign currency translation adjustment	—	—	—	1,508	—	1,508
Balance at March 31, 2019	64,262,710	18	236,434	(8,859)	(134,069)	93,524
Share-based compensation expense	—	—	1,132	—	—	1,132
Stock-based plan activity	35,447	—	(88)	—	—	(88)
Comprehensive income:
Net income	—	—	—	—	2,954	2,954
Foreign currency translation adjustment	—	—	—	1,320	—	1,320
Balance at June 30, 2019	64,298,157	$18	$237,478	$(7,539)	$(131,115)	$98,842

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)
Net income (loss)	$13,049	$(22,085)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation & amortization expense	44,907	48,782
Loss on disposal of property, plant and equipment	1,353	1,033
Gain on extinguishment of debt	(66)	—
Amortization of debt discount and issuance costs	3,730	4,013
Stock-based compensation expense	5,471	2,661
Write-off of debt discount and issuance costs	376	—
Earnings from equity method investee	(5,925)	(4,969)
Distributions from equity method investee	4,500	1,500
Unrealized loss on derivative instruments, net	921	5,024
Unrealized foreign currency loss / (gain), net	212	(93)
Provision (recoveries) for doubtful accounts	80	(194)
Deferred taxes	1,816	(9,566)
Other non-cash items	2,088	919
Change in assets and liabilities:
Receivables, net	(66,160)	(67,813)
Inventories	(945)	(5,734)
Other current assets	2,435	(641)
Accounts payable and accrued liabilities	27,950	13,066
Other assets & liabilities	4,447	6,775
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	40,239	(27,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, and intangible assets	(9,054)	(34,051)
Proceeds from sale of fixed assets	10,590	9,509
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,536	(24,542)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of debt issuance costs	(1,734)	—
Payments on term loans	(21,368)	(6,255)
Proceeds from revolver	180,000	54,000
Payments on revolver	(180,000)	(15,000)
Other financing activities	(454)	(395)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(23,556)	32,350
Effect of exchange rate changes on cash	(513)	512
Net change in cash and cash equivalents	17,706	(19,002)
Cash and cash equivalents, beginning of period	34,800	35,793
Cash and cash equivalents, end of period	$52,506	$16,791

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$33,134	$38,835
Income taxes paid (refunds received), net	(241)	3,911
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

Certain accounting matters that generally require consideration of forecasted financial information were assessed in light of the impact from the COVID-19 pandemic. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts, inventory reserves, goodwill impairment, impairment of property and equipment and valuation allowances for tax assets. While the assessments resulted in no material impacts to the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2020, the Company believes the full impact of the COVID-19 outbreak remains uncertain

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

and will continue to assess if ongoing developments related to the outbreak may cause future material impacts to its consolidated financial statements.

Concentration of Credit Risk

The Company had an individual customer within its Water Pipe & Products segment that accounted for approximately 15% and 14% of the Company's total net sales for the six months ended June 30, 2020 and 2019, respectively, and receivables at June 30, 2020 and December 31, 2019 representing 17% and 13% of the Company's total receivables, net, respectively.

Credit Losses

Trade accounts receivable. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the ASU provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The guidance was effective upon issuance and generally can be applied through December 31, 2022 and has not had any material impact to the Company's condensed consolidated financial statements.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

amendments in the same period.  Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings.  The effects of this standard on the Company's condensed consolidated financial statements are not expected to be material.

3. Acquisitions

On March 1, 2019, the Company acquired certain assets of Texas limited liability companies Houston Buckner Precast, LLC, Buckner Precast, LLC, Montgomery 18905 E. Industrial, LLC, and 1763 Old Denton Road, LLC (altogether "Buckner") for consideration of $11.8 million in cash, inclusive of a working capital adjustment.  The acquired Buckner assets did not meet the definition of a business and, as such, the transaction was accounted for as an asset acquisition pursuant to the guidance in subsection 805-50 of Accounting Standards Codification ("ASC") 805, Business Combinations. The assets operate as part of the Company’s Drainage Pipe & Products segment.

4. Receivables, net

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Trade receivables	$237,250	$178,698
Amounts billed but not yet paid under retainage provisions	3,644	3,093
Other receivables	32,500	26,078
Total receivables	273,394	207,869
Less: Allowance for doubtful accounts	(1,793)	(2,068)
Receivables, net	$271,601	$205,801

5. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Finished goods	$155,569	$161,440
Raw materials	82,696	76,237
Work in process	570	806
Total inventories	$238,835	$238,483

6. Investment in equity method investee

The Company owns 50% of the Common Unit voting shares of Concrete Pipe & Precast LLC ("CP&P") and consequently, has recorded its investment in the Common Unit voting shares in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under the equity method of accounting.

The Company's investment in the joint venture was $51.5 million at June 30, 2020, which is included within the Drainage Pipe & Products segment. At June 30, 2020, the difference between the amount at which the Company's investment is carried and the amount of the Company's share of the underlying equity in net assets of

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

CP&P was approximately $13.0 million. The basis difference is primarily attributed to the value of land and equity method goodwill associated with the investment.

The following reflects the Company's distribution and earnings in the equity investment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Distribution received from CP&P	$(2,900)	$—	$(4,500)	$(1,500)
Share of earnings in CP&P	3,146	3,420	5,961	5,005
Amortization of excess fair value of investment	(18)	(18)	(36)	(36)

Selected financial data for CP&P on a 100% basis is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$36,032	$37,353	$70,790	$65,602
Gross profit	10,933	11,721	21,470	19,675
Income from operations	6,259	6,840	11,879	10,020
Net income	6,209	6,776	11,767	9,893

7. Property, plant and equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Machinery and equipment	$410,007	$398,127
Land, buildings and improvements	233,155	240,403
Other equipment	11,781	8,660
Construction-in-progress	12,204	29,157
Total property, plant and equipment	667,147	676,347
Less: accumulated depreciation	(220,173)	(200,772)
Property, plant and equipment, net	$446,974	$475,575

Depreciation expense totaled $12.1 million and $24.3 million for the three and six months ended June 30, 2020, respectively, and $12.4 million and $25.2 million for the three and six months ended June 30, 2019, respectively, which is included in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

8. Goodwill and other intangible assets, net

    The Company has recorded goodwill in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the six months ended June 30, 2020 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2019	$190,466	$318,360	$508,826
Foreign currency and other adjustments	(644)	—	(644)
Balance at June 30, 2020	$189,822	$318,360	$508,182

Intangible assets other than goodwill at June 30, 2020 and December 31, 2019 included the following (in thousands):

	Net carrying value as of June 30, 2020	Net carrying value as of December 31, 2019
Customer relationships	$85,686	$100,869
Trade names	17,280	19,626
Patents	6,351	7,673
Non-compete agreements	6,453	8,070
Developed technology	5,793	5,980
Other	415	456
Total intangible assets	$121,978	$142,674

Amortization expense totaled $10.3 million and $20.6 million for the three and six months ended June 30, 2020, respectively, and $12.0 million and $23.6 million for the three and six months ended June 30, 2019, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. All of the Company's intangible assets are amortizable.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The estimated carrying amount and fair value of the Company’s financial instruments measured and recorded at fair value on a recurring basis are as follows for the dates indicated (in thousands):

	Fair value measurements at June 30, 2020 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value June 30, 2020
Liabilities:
Derivative liability	$—	$663	$—	$663

	Fair value measurements at December 31, 2019 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2019
Assets:
Derivative asset	$—	$258	$—	$258

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

The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at June 30, 2020 using
	Carrying Amount June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value June 30, 2020
Liabilities:
Term Loan	$1,080,192	$—	$1,049,284	$—	$1,049,284
Tax receivable agreement payable	77,385	—	—	49,419	49,419

		Fair value measurements at December 31, 2019 using
	Carrying Amount December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2019
Liabilities:
Term Loan	$1,098,303	$—	$1,102,295	$—	$1,102,295
Tax receivable agreement payable	77,385	—	—	47,625	47,625

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

10.    Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued payroll and employee benefits	$33,981	$32,815
Short-term finance leases	16,545	16,542
Short-term operating leases	8,479	8,784
Accrued taxes	12,009	5,354
Warranty	7,419	5,536
Accrued rebates	8,382	9,895
Short-term derivative liability	331	—
Environmental obligation	83	718
Other miscellaneous accrued liabilities	10,205	9,195
Total accrued liabilities	$97,434	$88,839

11. Debt and deferred financing costs

The Company’s debt consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Term Loan, net of debt issuance costs and original issuance discount of $21,419 and $25,055, respectively	$1,080,192	$1,098,303
Total debt	$1,080,192	$1,098,303
Less: current portion debt	(12,510)	(12,510)
Total long-term debt	$1,067,682	$1,085,793

As of June 30, 2020, Forterra had no borrowings under its $350 million asset based revolving credit facility under its ABL Credit Agreement dated October 25, 2016 (the “ABL Credit Agreement”) for working capital and general corporate purposes (“Revolver”) and $1.1 billion outstanding under its senior term loan facility (“Term Loan”).

The Term Loan provided for a $1.25 billion senior secured term loan. Subject to the conditions set forth in the term loan agreement, the Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA (defined below) of Forterra and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

unlimited amount, provided (x) in the case of any incremental debt that is secured by a lien that is pari passu with the liens securing the Term Loan, the first lien leverage ratio does not exceed 4.10 to 1.00, (y) in the case of incremental debt that is secured by a lien that is junior to the liens securing the Term Loan, the total leverage ratio does not exceed 5.50 to 1.00 and (z) in the case of incremental debt that is unsecured, the total leverage ratio does not exceed 5.75 to 1.00, in each case, determined on a pro forma basis.

The Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest accrues on outstanding borrowings thereunder at a rate equal to adjusted LIBOR (with a floor of 1.0%) or an alternate base rate (the base rate, which is the highest of the then current federal funds rate plus 0.50%, the prime rate most recently announced by the administrative agent under the Term Loan, and the one-month adjusted LIBOR plus 1.00%), in each case plus a margin of 3.00% or 2.00%, respectively. The weighted average interest rates for the Term Loan were 4.0%, 4.3%, 5.5% and 5.5% for the three and six months ended June 30, 2020 and June 30, 2019, respectively.

During the six months ended June 30, 2020, the Company repurchased $15.5 million of the Term Loan before its maturity at a market value of $15.1 million. Consequently, the Company wrote off a proportionate share of debt issuance costs of $0.3 million and recognized a net gain of $0.1 million on the early extinguishment of debt which was included in the condensed consolidated statements of operations. In addition, please see Note 19, Subsequent events for the issuance of the senior secured notes as well as the repayment of a portion of the Term Loan.

Outstanding borrowings under the Term Loan are guaranteed by Forterra and each of its direct and indirect material wholly-owned domestic subsidiaries except certain excluded subsidiaries (the "Guarantors"). The Term Loan is secured by substantially all of the assets of Forterra, the borrower and the Guarantors; provided that the obligations under the Term Loan are not secured by any liens on more than 65% of the voting stock of foreign subsidiaries or assets of foreign subsidiaries. The Term Loan contains customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict the ability of Forterra and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The Term Loan does not contain any financial covenants. Obligations under the Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate).

On June 17, 2020, the Company entered into a First Amendment (the “Amendment”) to the ABL Credit Agreement. The Amendment, among other things, (i) increased the size of the Revolver from $300.0 million to $350.0 million of aggregate commitments, with up to $330.0 million to be made available to the U.S. Borrowers and up to $20.0 million to be made available to the Canadian Borrowers (the allocation may be modified periodically at the Company's request), (ii) extended the maturity date of the Revolver to June 17, 2025, subject to earlier maturity if greater than $75.0 million of the Company’s Term Loan remains outstanding 91 days prior to the scheduled maturity of the term loan credit facility or any refinancing thereof, and (iii) modified the interest rates on outstanding borrowings under the Revolver to a rate equal to LIBOR or CDOR plus a margin ranging from 1.75% to 2.25% per annum, or an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.75% to 1.25% per annum, in each case, based upon the average excess availability under the Revolver for the most recently completed calendar quarter and the Company’s total leverage ratio as of the end of the most recent fiscal quarter for which financial statements have been delivered. The Company incurred $2.6 million of fees and expenses in connection with this Amendment and recorded it to “Other Long-term Assets” in its condensed consolidated balance sheet. In addition, the Company wrote off $0.4 million of previously deferred issuance cost related to the banks that are no longer part of the ABL Credit Facility.

Subject to the conditions set forth in the ABL Credit Agreement, as amended, the Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations. The advance rates for accounts receivable and inventory are subject to increase by 2.5% during certain periods. As of June 30, 2020 and

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019, the Revolver had no outstanding borrowings. The weighted average interest rates for the borrowings under the Revolver were 1.98%, 2.00%, 3.75% and 3.75% for the three and six months ended June 30, 2020 and June 30, 2019, respectively.

The Revolver also provides for the issuance of letters of credit of up to an agreed sublimit. The obligations of the borrowers under the Revolver are guaranteed by Forterra and its direct and indirect wholly-owned restricted subsidiaries other than certain excluded subsidiaries; provided that the obligations of the U.S. borrowers are not guaranteed by the Canadian subsidiaries. The Revolver is secured by substantially all of the assets of the borrowers; provided that the obligations of the U.S. borrowers are not secured by any liens on more than 65% of the voting stock of foreign subsidiaries or assets of foreign subsidiaries.

In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total Revolver. Availability under the Revolver, based on draws, outstanding letters of credit of $25.9 million, as well as allowable borrowing base as of June 30, 2020, was $261.9 million.

The Revolver and the Term Loan contain customary representations and warranties, and affirmative and negative covenants, including representations, warranties, and covenants that, among other things, restrict the ability of Forterra and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The Revolver contains a financial covenant restricting Forterra from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the Revolver falls below a threshold set forth in the ABL Credit Agreement, as amended. Obligations under the Revolver and the Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization (“EBITDA’’) less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness).

As of June 30, 2020, the Company was in compliance with all applicable covenants under the Revolver and the Term Loan.

As of June 30, 2020, scheduled maturities of long-term debt were as follows (in thousands). In addition, see Note 19, Subsequent events for the issuance of the $500.0 million aggregate principal amount senior secured notes due 2025 as well as the repayment of a portion of the Term Loan.

Term Loan
2020	$6,255
2021	12,510
2022	12,510
2023	1,070,336
$1,101,611

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

On March 30, 2020, Forterra entered into an interest rate swap transaction with a notional value of $400 million to reduce exposure to interest rate fluctuations associated with a portion of the Term Loan. Under the terms of the swap transaction, Forterra agreed to pay a fixed rate of interest of 1.08% and receive floating rate of interest indexed to one-month LIBOR, subject to a minimum of 1.00%, with monthly settlement terms with the swap counterparty. The swap has a 30-month term and expires on September 30, 2022. The interest rate swap is not designated as a cash flow hedge, therefore all changes in the fair value of the instrument are captured as a component of interest expense in the statements of operations. Accordingly, cash flows from the monthly interest rate swap settlements are included in net cash provided by (used in) operating activities in the condensed consolidated statements of cash flows.

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

The Company elects to present all derivative assets and derivative liabilities on a net basis on its condensed consolidated balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At June 30, 2020 and December 31, 2019, the Company’s derivative instruments fall under an ISDA master netting agreement.

The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	June 30, 2020
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$—	$—	$400,000	$663
Total derivatives, gross		—		663
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$—		$663

	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$525,000	$258	$—	$—
Total derivatives, gross		258		—
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$258		$—

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the effect of derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Derivatives not designated as hedges
Interest rate swaps
Loss on derivatives not designated as hedges included in interest expense	(174)	(2,932)	(921)	(5,024)

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Earnout Dispute

On March 13, 2015, through an indirect wholly owned subsidiary, Lone Star Fund IX (U.S.), L.P. (which is referred to, along with its affiliates and associates, but excluding Forterra and other companies that it owns as a result of its investment activity, as "Lone Star") acquired the building products business of HeidelbergCement AG, ("Heidelberg"), in the United States and Eastern Canada, (the "Acquisition"). The Acquisition purchase agreement included an earnout, which provided for the payment of contingent consideration of up to $100.0 million, if and to the extent the 2015 financial results of the businesses acquired by Lone Star in the Acquisition, including the Company and Heidelberg's former building products business in the United Kingdom, exceeded a specified Adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such Adjusted EBITDA calculation exceeded the specified target, LSF9 Concrete Holdings Ltd. ("LSF9") and, as a result of the internal reorganization transaction effected prior to the Company's initial public offering ("IPO"), the Company would be required to pay the U.S. affiliate of Heidelberg an amount equal to a multiple of such excess Adjusted EBITDA, with any payment capped at $100.0 million. In April 2016, the Company provided an earnout statement to affiliates of Heidelberg demonstrating that no payment was required. On June 13, 2016, Heidelberg provided notification that it disputed, among other things, the Company’s calculation of Adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100.0 million. The Company does not believe Heidelberg’s position has merit and is vigorously opposing Heidelberg's assertions. On October 5, 2016, affiliates of Heidelberg filed a lawsuit in the Delaware Court of Chancery seeking specific performance and claiming access to the Company's books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert’s authority; and in the alternative, claiming a breach of contract and seeking the $100.0 million and other damages (the "Delaware Action"). On December 8, 2017, the court granted the defendants' Motion to Dismiss the First Amended Complaint in the Delaware Action, finding that the earnout dispute should be heard before a neutral accounting arbitrator as set forth in the purchase agreement and that any claims that were required to be brought as indemnification claims under the purchase agreement were time-barred by the contractual limitations period. Following the dismissal of the Delaware Action, the Company and Heidelberg jointly engaged a neutral accounting expert to act as an arbitrator in the dispute as required by the purchase agreement. After briefing certain preliminary matters for the arbitrator and the production of additional documents, the parties began briefing the issues on the merits for the neutral accounting arbitrator, which was completed in April 2020. The hearing on the merits of the dispute was held June 23-25, 2020 and a written decision is expected from the neutral accounting arbitrator in the latter part of August 2020 or thereafter. As of June 30, 2020, no liability for this contingency has been accrued as payment of any earnout is not considered probable. However, the outcome of this matter is uncertain, and no assurance can be given to the ultimate outcome of the resulting proceedings. If the Company is unsuccessful in resolving the dispute, it could recognize a material charge to its earnings.

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

On February 15, 2019, the Securities Defendants filed a Motion to Dismiss all claims in the case based on plaintiffs' failure to state a claim. Briefing on the motion to dismiss was completed on May 1, 2019, and the court has not yet ruled on the motion. A mediation of the Securities Action occurred in August 2019. On November 4, 2019, the parties to the Securities Action entered into a settlement agreement that is intended to fully and finally resolve all claims in the Securities Action. On January 4, 2020, the court issued an order granting preliminary approval for the settlement and providing for notice. Approval of the settlement in the Securities Action is set for final hearing on July 28, 2020, but approval cannot be guaranteed. The terms of the settlement are expected to be paid by the Company's insurance.

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

On January 15, 2019, a putative shareholder derivative complaint captioned Lee v. Bradley, et al., was filed in the United States District Court for the District of Delaware, naming as defendants certain of the Company’s current and former directors and officers (the "Lee Action"). The complaint alleges the defendants violated Section 14A of the Securities and Exchange Act of 1934, as amended, and related rules by failing to make certain disclosures in the Company's proxy solicitation in advance of the 2017 Annual Meeting of Stockholders, and that defendants breached their fiduciary duties, wasted corporate assets, and committed constructive fraud. The complaint also asserts unjust enrichment claims against certain defendants. The complaint seeks, on behalf of the Company, unspecified damages, an order directing the return of certain payments to the defendants, certain injunctive relief, and reasonable costs and attorneys' fees. On April 18, 2019, the court entered an agreed stipulation staying the Lee Action until the court in the Securities Action rules on the motion to dismiss in that case.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

On December 11, 2019, the court in the Lee Action entered a Stipulation and Order consolidating the Lee Action and the Maloney Delaware Action into a single case (the "Consolidated Lee Action"), and providing a schedule for filing of an amended complaint and motions to dismiss, which has been further extended by agreement of the parties. A mediation of the dispute was held on June 12, 2020 but was not successful in resolving the dispute. The parties have agreed to a schedule for pleadings to be filed in the event settlement discussions are not successful.

The Company and other defendants are vigorously defending the Consolidated Lee Action. Given the stage of the proceedings, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Consolidated Lee Action.

Long-term Incentive Plan

Following the Acquisition, Lone Star implemented a cash-based long term incentive plan (the “LTIP”) which entitles the participants in the LTIP to a potential cash payout upon a monetization event as defined by the LTIP. Potential monetization events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star reduces its ownership interest in the Company or successor entities of LSF9, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of June 30, 2020, no such monetization events that meet the required return for an LTIP payment have occurred, and therefore no amounts were accrued in the accompanying condensed consolidated balance sheets. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future monetization events. The timing and amount of such payments are unknown and are dependent upon future monetization events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the IPO, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered.

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

For purposes of the TRA, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which any such related tax benefits remain. The Company accounts for potential payments under the TRA as a contingent liability, with amounts accrued when considered probable and reasonably estimable. The liability recorded by the Company for the TRA at June 30, 2020 and December 31, 2019 was $77.4 million and $77.4 million, respectively.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The timing and amount of future tax benefits associated with the TRA are subject to change, and additional payments may be required which could be materially different from the current accrued liability. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing activity in the consolidated statement of cash flows. During the six months ended June 30, 2020, no payments were made on the TRA to Lone Star.

15. Earnings per share

Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities include employee stock options and shares of restricted stock. Diluted EPS reflects the assumed exercise, vesting or conversion of all dilutive securities.

The calculations of the basic and diluted EPS for the three and six months ended June 30, 2020 and 2019 are presented below (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$27,115	$2,954	$13,049	$(22,085)
Less: Earnings allocated to unvested restricted stock awards	22	7	12	—
Earnings (loss) allocated to common shareholders	$27,093	$2,947	$13,037	$(22,085)

Common stock:
Weighted average basic shares outstanding	65,093	64,142	64,948	64,073
Effect of dilutive securities	2,098	322	2,510	—
Weighted average diluted shares outstanding	67,191	64,464	67,458	64,073

Basic earnings (loss) per share:
Net income (loss)	$0.42	$0.05	$0.20	$(0.34)
Diluted earnings (loss) per share:
Net income (loss)	$0.40	$0.05	$0.19	$(0.34)

As detailed further below, potential dilutive shares of common stock were anti-dilutive as a result of the Company's net loss for the six months ended June 30, 2019. As a result, basic weighted average shares were used in the calculations of basic earnings per share and diluted earnings per share for that period.

The number of stock options and restricted shares that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the three months ended June 30, 2020 and June 30, 2019 and the six months ended June 30, 2020 and June 30, 2019 were 1,031,685, 5,437,403, 758,409 and 4,557,278, respectively.

16. Income taxes

The Company recorded income tax expense of $7.5 million and $7.5 million for the three and six months ended June 30, 2020, respectively, and income tax expense of $0.9 million and an income tax benefit of $6.4 million for the three and six months ended June 30, 2019, respectively.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The income tax expense for the three months ended June 30, 2020 was calculated under the ASC 740-270 principles. The income tax expense for the three months ended June 30, 2020 differs from the expense computed at the federal statutory rate primarily due to the movement of the valuation allowance recorded in the quarter and state income tax expense.

The income tax expense for the six months ended June 30, 2020 differs from the expense computed at the federal statutory rate primarily due to the movement of the valuation allowance recorded in the period and state income tax expense.

The income tax expense for the three months ended June 30, 2019 differs from the expense computed at the federal statutory rate primarily due to the unfavorable permanent add-back of the non-deductible one-time executive severance payment, offset by the favorable return-to-provision adjustment recorded in the quarter.

The income tax benefit for the six months ended June 30, 2019 differs from the benefit computed at the federal statutory rate primarily due to the unfavorable permanent add-back of the non-deductible one-time executive severance payment, offset by the favorable return-to-provision adjustment recorded in the six months ended June 30, 2019.

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

After consideration of all evidence, including the analysis of the reversal pattern of the taxable and deductible temporary differences in the future, the Company increased the overall valuation allowance position by $1.0 million for the six months ended June 30, 2020.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), that, among other things, increased the net interest expense deduction limit from 30% to 50% of adjusted taxable income for tax years beginning January 1, 2019 and 2020, and changed the depreciable life of the qualified improvement property from 39 years to 15 years, thereby making it eligible for 100% bonus depreciation, which the Company intends to claim. The Company has taken, and will continue to take advantage of deferral of the employer portion of the social security taxes that would otherwise be due in 2020, but will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s three geographic areas consist of the United States, Canada, and Mexico for which it reports net sales, fixed assets and total assets. For purposes of evaluating segment profit, the CODM reviews EBITDA as a basis for making the decisions to allocate resources and assess performance.

The following tables set forth the disaggregation of revenue earned from contracts with customers based on the Company's reportable segments as well as other financial information attributable to the Company's reportable segments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net sales:
Drainage Pipe & Products	$235,596	$241,680	$405,830	$405,414
Water Pipe & Products	190,590	168,539	351,232	296,663
Corporate and Other	—	—	—	—
Total	$426,186	$410,219	$757,062	$702,077

Depreciation and amortization:
Drainage Pipe & Products	$8,300	$9,456	$16,545	$18,658
Water Pipe & Products	13,493	14,595	27,372	29,470
Corporate and Other	613	339	990	654
Total	$22,406	$24,390	$44,907	$48,782

Segment EBITDA and reconciliation to income (loss) before income taxes:
Drainage Pipe & Products	$57,414	$48,997	$83,466	$74,063
Water Pipe & Products	39,717	24,973	62,590	33,714
Corporate and Other	(20,453)	(19,962)	(40,120)	(37,048)
Less: Interest expense	(19,702)	(25,783)	(40,447)	(50,448)
Depreciation and amortization	(22,406)	(24,390)	(44,907)	(48,782)
Income (loss) before income taxes	$34,570	$3,835	$20,582	$(28,501)

Capital expenditures:
Drainage Pipe & Products	$2,366	$7,519	$5,396	$15,448
Water Pipe & Products	1,942	2,248	3,123	4,525
Corporate and Other	223	695	362	2,463
Total	$4,531	$10,462	$8,881	$22,436

			June 30,	December 31,
			2020	2019
Total assets:
Drainage Pipe & Products			$837,390	$819,373
Water Pipe & Products			865,237	862,542
Corporate and Other			68,870	58,143
Total			$1,771,497	$1,740,058

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $3.1 million, $5.9 million, $3.4 million and $5.0 million for the three and six months ended June 30, 2020 and June 30, 2019, respectively, and with the following balances (in thousands):

	June 30,	December 31,
	2020	2019
Investment in equity method investee	$51,459	$50,034

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

Property, plant, and equipment, net:	June 30,	December 31,
	2020	2019
United States	$408,159	$422,486
Canada	29,903	43,754
Mexico	8,912	9,335
	$446,974	$475,575

Net sales:	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
United States	$407,764	$391,721	$723,144	$668,458
Canada	16,322	16,555	29,808	29,655
Mexico	2,100	1,943	4,110	3,964
	$426,186	$410,219	$757,062	$702,077

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

CP&P

The Company sold certain goods and services to its joint venture, CP&P, including spare parts for repairs, and property rentals. For the six months ended June 30, 2020, Forterra sold $0.9 million of product to CP&P and purchased goods and services from CP&P for an amount of $0.6 million. For the six months ended June 30, 2019, Forterra sold $33 thousand of product to CP&P and purchased $176 thousand of goods and services from CP&P.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

19. Subsequent events

On July 16, 2020, Forterra Finance, LLC and FRTA Finance Corp., both wholly-owned subsidiaries of the Company, completed the issuance of $500 million senior secured notes due July 16, 2025 (the “Notes”). The Notes have a fixed annual interest rate of 6.50%, which will be paid semi-annually on January 15 and July 15 of each year. Obligations under the Notes are guaranteed by the Company and the Company’s existing and future subsidiaries (other than the issuers) that guarantee the Term Loan and the obligations of the U.S. borrowers under the Revolver. The Notes and the related guarantees are secured by first-priority liens on the collateral that secures the Term Loan on a first-priority basis (which is generally all assets other than those that secure the Revolver on a first-priority basis as set forth below) and second-priority liens on the collateral that secures the Revolver on a first-priority basis (which is generally inventory, accounts receivable, deposit accounts, securities accounts, certain intercompany loans and related assets), which second-priority liens will be ratable with the liens on such assets securing the obligations under the Term Loan and junior to the liens on such assets securing the Revolver.

Upon closing, the Company used the net proceeds from this offering to repay $492.5 million of the principal amount of the Term Loan at par, plus accrued interest.

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

Overview

Our Company

We are a manufacturer of ductile iron pipe and concrete pipe and precast products in the United States and Eastern Canada for a variety of essential water-related infrastructure applications. We provide critical infrastructure components for a broad spectrum of construction projects across infrastructure, residential and non-residential markets. Our suite of products ranges from large diameter pipe that transports water to and from treatment centers and manages drainage along major transportation corridors, to smaller diameter pipe that delivers potable water to, and removes wastewater from, end users in residential and commercial settings.

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

COVID-19 Pandemic

Beginning in mid-March, local, state, provincial and federal authorities began issuing stay at home orders in response to the spread of the coronavirus disease 2019, or COVID-19, which has quickly spread throughout the United States and worldwide. These government-instituted restrictions, together with the economic volatility and uncertainty the pandemic has created, have had a significant impact on the United States economy in general and certain parts of our end-markets. Despite these events and the related uncertainty, we have continued to operate as an essential business under the government orders, and the COVID-19 pandemic has not materially affected our liquidity, financial results or business operations during the first half of the year. During April and early May, we experienced temporary delays in certain projects primarily related to governmental stay at home orders in place at that time and the reactions of certain customers to those orders, specifically in our residential end-markets. By the end of May, as most states started gradually resuming their normal economic activities, there was some correction in these trends in the residential housing market.

Since the onset of the COVID-19 pandemic, we have focused on protecting the health and safety of our team members while maintaining our operations, which have been deemed essential under relevant pandemic-related government regulations, and continuing to meet our customers’ needs. Although we encountered temporary closures of a small number of our manufacturing facilities in the second quarter due to confirmed cases in our workforce or due to government mandate, these temporary closures did not have a significant impact on our operations or our ability to serve our customer needs. Each facility that was temporarily closed has resumed normal operations. In addition, during the second quarter we repaid in full the $180.0 million of first quarter precautionary borrowings under the Revolver and determined that our other precautionary cost-savings and cash conservation measures initiated in response to the pandemic were no longer necessary.

There is still considerable uncertainty regarding the extent and duration of the impact of the COVID-19 pandemic, and the pandemic and related economic impacts may affect our operations in the second half of 2020 and into 2021, in particular due to the uncertainty of future funding and demand in our infrastructure and municipal end-markets as well as increased case numbers in locations where we have large numbers of employees or significant customer concentration. Based on recent trends in our backlogs, along with other factors, we expect our shipment volumes in the second half of the year to continue to be lower than the prior year level as they were during the first half.

Due to the fluidity and unprecedented and uncertain nature of the pandemic, we cannot predict the full impact of the COVID-19 pandemic on our business or that of our customers and participants in our supply chain, or on economic conditions generally, including the effects on infrastructure and other construction activity. The ultimate scope and extent of the effects of the COVID-19 pandemic is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time, even after the pandemic might end.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Principal Factors Affecting Our Results of Operations

Our financial performance and results of operations are influenced by a variety of factors, including conditions in the residential, non-residential and infrastructure construction markets, general economic conditions, changes in cost of goods sold, and seasonality and weather conditions. Some of the more important factors are discussed in the 2019 10-K, to which there were no material changes during the period covered by this report, with the exception of the impacts of the COVID-19 pandemic, which are discussed above.

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

Results of Operations

Three Months Ended June 30, 2020 as Compared to Three Months Ended June 30, 2019

Total Company

The following table summarizes certain financial information relating to our operating results for the three months ended June 30, 2020 and June 30, 2019 (in thousands).

Statements of Income Data:	Three months ended June 30, 2020	Three months ended June 30, 2019	% Change

Net sales	$426,186	$410,219	3.9%
Cost of goods sold	320,607	324,405	(1.2)%
Gross profit	105,579	85,814	23.0%
Selling, general and administrative expenses	(53,283)	(58,640)	(9.1)%
Impairment and exit charges	(265)	(582)	(54.5)%
Other operating income, net	(1,001)	(376)	*
	(54,549)	(59,598)	(8.5)%
Income from operations	51,030	26,216	94.7%
Other income (expenses)
Interest expense	(19,702)	(25,783)	(23.6)%
Gain on extinguishment of debt	116	—	*
Earnings from equity method investee	3,126	3,402	(8.1)%
Income before income taxes	34,570	3,835	*
Income tax expense	(7,455)	(881)	*
Net income	$27,115	$2,954	*
* Represents positive or negative change in excess of 100%

Net Sales

Net sales for the three months ended June 30, 2020 were $426.2 million, an increase of $16.0 million, or 3.9%, from $410.2 million in the three months ended June 30, 2019. The increase primarily came from the Water Pipe & Products segment driven by higher average selling prices compared to prior year, partially offset by the decrease in the Drainage Pipe & Products segment driven by lower shipments compared to prior year, in part due to delays related to COVID-19.

Cost of Goods Sold

Cost of goods sold were $320.6 million for the three months ended June 30, 2020, a slight decrease of $3.8 million, or 1.2%, from $324.4 million in the three months ended June 30, 2019. The decrease was primarily in the Drainage Pipe & Products segment driven by the lower shipment volume.

Gross Profit

Gross profit increased by $19.8 million, or 23.0%, to $105.6 million in the three months ended June 30, 2020 from $85.8 million in the three months ended June 30, 2019. Most of the increase in gross profit related to our Water Pipe & Products segment and was driven by higher average selling prices in both segments, as well as a slight decline in raw material cost in our Water Pipe & Products segment compared to prior year, partially offset by lower shipments in our Drainage Pipe & Products segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $53.3 million for the three months ended June 30, 2020, a decrease of $5.3 million, or 9.1%, from $58.6 million in the three months ended June 30, 2019. During the second quarter of last year, we had a one-time charge of $3.7 million for executive severance primarily related to the change in our CEO, as well as increased expenses related to various pending legal disputes and claims in the ordinary course of our business. These charges contributed to the higher selling, general and administrative expenses in 2019.

Interest Expense

Interest expense for the three months ended June 30, 2020 was $19.7 million, a decrease of $6.1 million or 23.6% from $25.8 million in the three months ended June 30, 2019. The decrease was primarily due to both lower LIBOR and lower outstanding term loan balances in the second quarter of 2020 compared to prior year.

Income Tax Expense

Income tax expense in the three months ended June 30, 2020 was $7.5 million, a change of $6.6 million from an income tax expense of $0.9 million in the three months ended June 30, 2019. The change is primarily due to the higher pretax income during the three months ended June 30, 2020, as well as the additional expense related to the federal and state valuation allowance in the same period.

We have taken, and will continue to take advantage of the provision in the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") to defer the employer portion of the social security taxes that would otherwise be due in 2020, but will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022, which will allow us to defer up to $12 million of cash payments from 2020 to 2021 and 2022.

Segments

	For the three months ended June 30,
(in thousands)	2020	2019	% Change
Net sales:
Drainage Pipe & Products	$235,596	$241,680	(2.5)%
Water Pipe & Products	190,590	168,539	13.1%
Corporate and Other	—	—	*
Total	$426,186	$410,219	3.9%

Gross profit (loss):
Drainage Pipe & Products	61,393	57,717	6.4%
Water Pipe & Products	44,185	28,147	57.0%
Corporate and Other	1	(50)	*
Total	$105,579	$85,814	23.0%

Segment EBITDA(1):
Drainage Pipe & Products	57,414	48,997	17.2%
Water Pipe & Products	39,717	24,973	59.0%
Corporate and Other	(20,453)	(19,962)	2.5%

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

Drainage Pipe & Products

Net Sales

Net sales in the three months ended June 30, 2020 were $235.6 million, a decrease of $6.1 million or 2.5% from $241.7 million in the three months ended June 30, 2019. The slight decrease was driven by lower shipments due primarily to unfavorable weather as compared to 2019, as well as a sales volume decline due primarily to certain temporary delays in projects caused by COVID-19, partially offset by higher average selling prices.

Gross Profit

Gross profit in the three months ended June 30, 2020 was $61.4 million, an increase of $3.7 million or 6.4% from $57.7 million in the three months ended June 30, 2019. The increase was primarily due to higher average selling prices and manufacturing efficiencies.

Water Pipe & Products

Net Sales

Net sales in the three months ended June 30, 2020 were $190.6 million, an increase of $22.1 million or 13.1% from $168.5 million in the three months ended June 30, 2019. The increase was due primarily to higher average selling prices.

Gross Profit

Gross profit in the three months ended June 30, 2020 was $44.2 million, an increase of $16.1 million or 57.0% from $28.1 million in the three months ended June 30, 2019. The increase was primarily due to higher average selling prices, manufacturing efficiencies and lower raw material cost.

Six Months Ended June 30, 2020 as Compared to Six Months Ended June 30, 2019

Total Company

The following table summarizes certain financial information relating to our operating results for the six months ended June 30, 2020 and June 30, 2019 (in thousands).

Statements of Income Data:	Six months ended June 30, 2020	Six months ended June 30, 2019	% Change

Net sales	$757,062	$702,077	7.8%
Cost of goods sold	592,741	574,458	3.2%
Gross profit	164,321	127,619	28.8%
Selling, general and administrative expenses	(107,523)	(110,031)	(2.3)%
Impairment and exit charges	(1,089)	(813)	33.9%
Other operating income, net	(671)	203	*
	(109,283)	(110,641)	(1.2)%
Income from operations	55,038	16,978	*
Other income (expenses)
Interest expense	(40,447)	(50,448)	(19.8)%
Gain on extinguishment of debt	66	—	*
Earnings from equity method investee	5,925	4,969	19.2%
Income (loss) before income taxes	20,582	(28,501)	*
Income tax (expense) benefit	(7,533)	6,416	*
Net income (loss)	$13,049	$(22,085)	*
* Represents positive or negative change in excess of 100%

Net Sales

Net sales for the six months ended June 30, 2020 were $757.1 million, an increase of $55.0 million, or 7.8%, from $702.1 million in the six months ended June 30, 2019. The increase primarily came from the Water Pipe & Products segment and was driven by higher average selling prices in both segments and higher shipments in our Water Pipe & Products segment compared to prior year, partially offset by lower shipments and delays related to COVID-19 in our Drainage Pipe & Products segment.

Cost of Goods Sold

Cost of goods sold were $592.7 million for the six months ended June 30, 2020, an increase of $18.2 million, or 3.2%, from $574.5 million in the six months ended June 30, 2019. The increase was primarily in the Water Pipe & Products segment driven by the higher shipment volume.

Gross Profit

Gross profit was $164.3 million for the six months ended June 30, 2020, an increase of $36.7 million, or 28.8%, from $127.6 million in the six months ended June 30, 2019. Most of the increase in gross profit related to our Water Pipe & Products segment driven by higher average selling prices, higher shipments, as well as a slight decline in raw material cost compared to prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $107.5 million for the six months ended June 30, 2020, a decrease of $2.5 million, or 2.3%, from $110.0 million in the six months ended June 30, 2019. In 2019, we incurred a one-time charge related to the change of CEO which drove the higher Selling, general and administrative expenses.

Interest Expense

Interest expense for the six months ended June 30, 2020 was $40.4 million, a decrease of $10.0 million or 19.8% from $50.4 million in the six months ended June 30, 2019. The decrease was primarily due to both the lower LIBOR and the lower outstanding term loan balances in the first half of 2020 compared to prior year.

Income Tax (Expense) Benefit

Income tax expense in the six months ended June 30, 2020 was $7.5 million, a change of $13.9 million from an income tax benefit of $6.4 million in the six months ended June 30, 2019. The change is primarily due to the higher pretax income during the six months ended June 30, 2020, as well as additional expense related to the federal and state valuation allowance for the same period.

Segments

	For the six months ended June 30,
(in thousands)	2020	2019	% Change
Net sales:
Drainage Pipe & Products	$405,830	$405,414	0.1%
Water Pipe & Products	351,232	296,663	18.4%
Corporate and Other	—	—	*
Total	$757,062	$702,077	7.8%

Gross profit (loss):
Drainage Pipe & Products	93,948	89,150	5.4%
Water Pipe & Products	70,345	38,882	80.9%
Corporate and Other	28	(413)	*
Total	$164,321	$127,619	28.8%

Segment EBITDA(1):
Drainage Pipe & Products	83,466	74,063	12.7%
Water Pipe & Products	62,590	33,714	85.6%
Corporate and Other	(40,120)	(37,048)	8.3%

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

Drainage Pipe & Products

Net Sales

Net sales in the six months ended June 30, 2020 were $405.8 million, flat compared to $405.4 million in the six months ended June 30, 2019. Higher average selling prices were offset by lower shipments due primarily to unfavorable weather in 2020 as compared to 2019, as well as a sales volume decline due primarily to certain temporary delays in projects caused by COVID-19.

Gross Profit

Gross profit in the six months ended June 30, 2020 was $93.9 million, an increase of $4.8 million or 5.4% from $89.1 million in the six months ended June 30, 2019. The increase was primarily due to higher average selling prices and manufacturing efficiencies.

Water Pipe & Products

Net Sales

Net sales in the six months ended June 30, 2020 was $351.2 million, an increase of $54.5 million or 18.4% from $296.7 million in the six months ended June 30, 2019. The increase was due primarily to higher average selling prices as well as higher shipment volume.

Gross Profit

Gross profit in the six months ended June 30, 2020 was $70.3 million, an increase of $31.5 million, or 80.9% from $38.8 million in the six months ended June 30, 2019. The increase was primarily due to higher average selling prices, manufacturing efficiencies and lower raw material cost as well as higher volumes.

Liquidity and Capital Resources

Our available cash and cash equivalents, borrowing availability under our $350.0 million Revolver, and funds generated from operations are our most significant sources of liquidity. While we believe these sources will be sufficient to finance our working capital requirements, planned capital expenditures that are essential, debt service obligations and other cash requirements for at least the next 12 months, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, including those related to the COVID-19 pandemic, and financial, business and other factors, some of which are beyond our control. See “Risk Factors” in Part II, Item 1A of this Form 10-Q.

We are currently engaged in a dispute with affiliates of HeidelbergCement AG, or Heidelberg, regarding the earnout provision in the purchase agreement entered into in connection with the acquisition of the building products business of Heidelberg in the United States and Eastern Canada by Lone Star Fund IX (U.S.), L.P. in 2015, or the Acquisition. Heidelberg has asserted that an earnout payment should be made in the amount of $100.0 million, and we have taken the position that no payment is due under the purchase agreement. Following a final hearing in June 2020, resolution is expected to be determined by a neutral accounting arbitrator through a written decision in the latter part of August 2020 or thereafter. If it is determined that an earnout payment of significant size is owed and we are required to make such a payment, we may not have sufficient cash to make such payment and may be required to incur additional indebtedness. This dispute is discussed in greater detail in Note 14, Commitments and contingencies, to the condensed consolidated financial statements.

As of June 30, 2020 and December 31, 2019, we had approximately $52.5 million and $34.8 million of cash and cash equivalents, respectively, of which $15.8 million and $12.6 million, respectively, were held by foreign subsidiaries. All of the cash and cash equivalents as of June 30, 2020 and December 31, 2019 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.

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

During the six months ended June 30, 2020, we voluntarily prepaid $15.5 million of our senior term loan and, during the second quarter, we repaid in full the $180.0 million of first quarter precautionary borrowings under the Revolver initially borrowed in response to the pandemic. As of June 30, 2020, we had $1.1 billion outstanding balance under our senior term loan as amended, or the Term Loan, and no borrowings outstanding under the Revolver. Availability under the Revolver, based on draws, outstanding letters of credit of $25.9 million, as well as allowable borrowing base as of June 30, 2020, was $261.9 million.

In June 2020, we entered into a First Amendment to our revolving credit agreement. The Amendment, among other things, (i) increased the size of the Revolver from $300.0 million to $350.0 million of aggregate commitments, with up to $330.0 million to be made available to the U.S. borrowers and up to $20.0 million to be made available to the Canadian borrowers, (ii) extended the maturity date of the Revolver to June 17, 2025, subject to earlier maturity if greater than $75.0 million of our Term Loan remains outstanding 91 days prior to the scheduled maturity of the term loan credit facility or any refinancing thereof, and (iii) modified the interest rates on outstanding borrowings under the Revolver to a rate equal to LIBOR or CDOR plus a margin ranging from 1.75% to 2.25% per annum, or an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.75% to 1.25% per annum, in each case, based upon the average excess availability under the Revolver for the most recently completed calendar quarter and our total leverage ratio as of the end of the most recent fiscal quarter for which financial statements have been delivered.

Subject to the conditions set forth in the revolving credit agreement, as amended, the Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations.

Our Term Loan provides for a $1.25 billion senior secured term loan. Subject to the conditions set forth in the term loan agreement, the Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA of Forterra, Inc. and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional unlimited amount, provided (x) in the case of any incremental debt that is secured by a lien that is pari passu with the liens securing the Term Loan, the first lien leverage ratio does not exceed 4.10 to 1.00, (y) in the case of incremental debt that is secured by a lien that is junior to the liens securing the Term Loan, the total leverage ratio does not exceed 5.50 to 1.00 and (z) in the case of incremental debt that is unsecured, the total leverage ratio does not exceed 5.75 to 1.00, in each case, determined on a pro forma basis. The Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest will accrue on outstanding borrowings thereunder at a rate equal to adjusted LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively.

The Revolver and the Term Loan contain customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict our ability to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The Revolver contains a financial covenant restricting us from allowing our fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the Revolver falls below a threshold. The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization, less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness). The Term Loan does not contain any financial covenants. Obligations under the Revolver and the Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). As of June 30, 2020, we were in compliance with all applicable covenants under the Revolver and the Term Loan.

On July 16, 2020, two of our subsidiaries, Forterra Finance, LLC and FRTA Finance Corp., completed the issuance of $500 million senior secured notes, or the Notes, that are due July 16, 2025. The Notes have a fixed annual interest rate of 6.50%, which will be paid semi-annually on January 15 and July 15 of each year. Obligations under the Notes will be guaranteed by us and our existing and future subsidiaries (other than the issuers) that guarantee the Term Loan and the obligations of the U.S. borrowers under the Revolver. The Notes and the related guarantees are secured by first-priority liens on the collateral that secures the Term Loan on a first-priority basis (which is generally all assets other than those that secure the Revolver on a first-priority basis as set forth below) and second-priority liens on the collateral that secures the Revolver on a first-priority basis (which is generally inventory, accounts receivable, deposit accounts, securities accounts, certain intercompany loans and related assets), which second-priority liens is ratable with the liens on such assets securing the obligations under the Term Loan and junior to the liens on such assets securing the Revolver. Upon closing, we used the net proceeds from this offering to repay $492.5 million of the principal amount of the Term Loan at par, plus accrued interest.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented (in thousands):

	For the six months ended
	June 30, 2020	June 30, 2019
Statement of Cash Flows data:
Net cash provided by (used in) operating activities	$40,239	$(27,322)
Net cash provided by (used in) investing activities	1,536	(24,542)
Net cash provided by (used in) financing activities	(23,556)	32,350

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $40.2 million in the six months ended June 30, 2020, compared to net cash used in operating activities of $27.3 million in the six months ended June 30, 2019. Changes between the periods are primarily due to the change in income from operations, as well as the improvements in our working capital.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $1.5 million in the six months ended June 30, 2020, due to $10.6 million proceeds from sale of fixed assets, partially offset by $9.1 million of capital expenditures. Net cash used in investing activities was $24.5 million in the six months ended June 30, 2019, primarily due to capital expenditures of $23.2 million and the acquisition of Buckner assets of $10.8 million, partially offset by $9.5 million proceeds from sale of fixed assets.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $23.6 million in the six months ended June 30, 2020 primarily due to $21.3 million repayments of principal on the Term Loan. Net cash provided by financing activities was $32.4 million for the six months ended June 30, 2019 due primarily to $39.0 million net proceeds from the Revolver, partially offset by $6.3 million repayments of principal on the Term Loan.

Capital Expenditures

Under normal circumstances, our annual sustaining capital expenditures would average $45.0 million to $55.0 million. However, as a precautionary measure in response to the COVID-19 pandemic and in order to preserve liquidity, we delayed some non-essential capital spending projects during the second quarter. At the end of the second quarter, given the improvements in cash generation and liquidity, we have resumed capital spending projects. Total capital expenditures were $9.1 million and $23.2 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The majority of our planned capital spending now is related to equipment, such as plant and mobile equipment, upgrade and expansion of existing facilities, and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments. As of June 30, 2020, outstanding stand-by letters of credit amounted to $25.9 million.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. During March 2020, the Company entered into an interest rate swap transaction with a notional value of $400 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  We agreed to pay a fixed rate of interest of 1.08% and receive floating rate of interest indexed to one-month LIBOR, subject to a minimum of 1.00%, with monthly settlement terms with the swap counterparty. The swap has a 30-month term and expires on September 30, 2022. Previously, we had two interest rate swap transactions with a combined notional value of $525 million, in which we agreed to pay a fixed rate of interest of 1.52% and received floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps expired on March 31, 2020. At June 30, 2020, we estimate that a 1% increase in the rates relating to our floating rate debt would increase annual interest requirements by approximately $7.0 million.

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

Foreign Currency Risk

Approximately 4.5% of our net sales for the six months ended June 30, 2020, were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the six months ended June 30, 2020, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.3 million. This may differ from actual results depending on the levels of net sales outside of the U.S.

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

At June 30, 2020, we had an individual customer within our Water Pipe & Products segment that accounted for more than 10% of total net sales for the six months ended June 30, 2020. The customer represented approximately 15% of our total net sales for the six months ended June 30, 2020, and amounts receivable from the customer at June 30, 2020 represented approximately 17% of our total receivables, net.

The COVID-19 pandemic may increase our risk of, or exposure to, credit losses. See Note 2, Summary of significant accounting policies, to the condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2020.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces many risks and uncertainties that we cannot control. The risk factors described in Part I, Item 1A. "Risk Factors" of our 2019 10-K, as supplemented below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. The potential effects of the COVID-19 pandemic could also impact, or amplify, many of the risk factors included in our 2019 10-K. However, given the unpredictable and unprecedented nature of the pandemic, the potential impact it could have remains uncertain. Additionally, other risks that we do not presently know about, or that we presently believe are not material, could also adversely affect us.

Our business, results of operations, financial condition, cash flows and stock price have been and in the future may be adversely affected by the COVID-19 pandemic.

Our operations and business have been adversely affected and could in the future be materially and adversely affected, whether directly or indirectly, by the COVID-19 pandemic and the resulting weakening of economic conditions in the United States and eastern Canada. Local, state, provincial and federal governmental authorities have responded to the pandemic by implementing increasingly stringent measures in geographies where we operate to help control the spread of the virus, including restrictions on movement such as quarantines,
“shelter in place,” “stay at home” orders, and travel restrictions, as well as restricting or prohibiting outright some or all forms of commercial and business activity, and other restrictions, including closures of school and childcare facilities. Although we have continued to be categorized as “essential” and therefore permitted to operate our facilities consistent with applicable local, state, provincial and federal orders, any changes in these governmental orders, including extending the duration thereof, or any further, more severe, actions taken by governmental authorities or that we may choose to take whether required or not could have a material adverse effect on our operations.

Our customers have been and could continue to be negatively impacted by the COVID-19 pandemic, including as a result of project delays and other adverse impacts on demand, which could result in adverse impacts on our sales and have a material adverse effect on our business, results of operations and financial condition. Similarly, our suppliers and other parts of our supply chain could experience disruptions and other adverse impacts as a result of the pandemic that could cause us to be unable to obtain key raw materials and supplies on a timely or cost-effective basis, or in some cases, at all, any of which could result in our being unable to service our customers’ demands, and adversely affect our business and results of operations.

The COVID-19 pandemic, including any actions we have taken in response, has disrupted our internal operations, including by heightening the risk that a significant portion of our workforce will suffer illness or otherwise not be permitted or be unable to work, and required that certain of our employees work remotely, which has heightened certain risks, including those related to cybersecurity and internal controls. For example, during the second quarter, a small number of employees tested positive for COVID-19, which required us to temporarily close a small number of our manufacturing facilities. Additionally, we cannot predict whether these conditions and concerns will continue or whether we will experience more significant or frequent disruptions in the future, including the complete closure of one or more of our facilities. In addition, in the event demand for our products is significantly reduced as a result of the COVID-19 pandemic and related economic impacts, we may need to assess different corporate actions and cost-cutting measures, including reducing our workforce or closing one or more facilities, and these actions could cause us to incur costs and expose us to other risks and inefficiencies, including whether we would be able to rehire our workforce or recommence operations at a given facility if our business experiences a subsequent recovery.

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
Although we initially took certain precautionary measures to preserve liquidity, including borrowing under our
ABL Facility and suspending non-essential capital expenditures, we have since ended these measures and repaid the amounts borrowed under the ABL Facility, and a prolonged period of generating lower cash from operations or other pressures on our liquidity could adversely affect our financial condition, the achievement of our strategic objectives or require us to seek additional capital. Conditions in the financial and capital markets have been extremely volatile and may limit or entirely restrict the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations.

Considerable uncertainty still surrounds the COVID-19 virus and the pandemic's potential effects, and the extent and effectiveness of responses taken on local, national and global levels. No fully effective vaccines or treatments have been developed and one may not be discovered early enough to protect against a worsening of the pandemic or to prevent COVID-19 from becoming endemic. While we expect the pandemic and related events will continue to have a negative effect on us, the unpredictable and unprecedented nature and fluidity of current circumstances makes it impractical to identify all potential risks or estimate the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies. However, our ability to conduct our business in the manner previously or currently expected could be materially and adversely affected, and any of the foregoing risks and uncertainties as well as those that have not yet manifested themselves or been identified could have a material adverse impact on our business, financial condition, results of operations and cash flows.

A dispute with Heidelberg exists related to the payment of an earnout in connection with the Acquisition and any payment we are required to make could have a material adverse effect on us.

In connection with the earnout provision in the purchase agreement entered into in connection with the Acquisition, Heidelberg has asserted in an arbitration proceeding now pending that a payment should be made in the amount of $100.0 million.  A hearing on the merits of the dispute was held June 23-25, 2020 before a neutral arbitrator, and the arbitrator is expected to render a written decision on the matter in the latter part of August 2020 or thereafter. If it is determined that a significant payment to Heidelberg is owed and we are required to make such a payment, we may not have sufficient cash to make such payment and may be required to incur additional indebtedness. We cannot be certain that we will be able to borrow any funds for this purpose under the terms of our existing indebtedness or on other terms acceptable to us, if at all. If incurred, additional indebtedness will subject us to additional interest expense, negatively impact our cash flow, increase the risk of a downgrade in our credit rating and could limit our ability to incur other indebtedness or make further acquisitions.  For more information, see Note 14, Commitments and contingencies-Legal matters-Earnout Dispute and Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” of this Form 10-Q.

The terms of our debt could have a material adverse effect on us.

We have substantial debt and may incur additional debt. As of June 30, 2020, we had approximately $1,101.6 million of total debt and, following the issuance and sale of our Notes, as of July 16, 2020, we had approximately $1,109.1 million of total debt. Our credit facility and the indenture governing our Senior Notes contain a number of significant restrictions and covenants that generally restrict our business and limit our ability to, among other things:

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

The Revolver contains a financial covenant restricting us from allowing our fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the Revolver falls below a threshold set forth therein. In addition, our ability to borrow under the Revolver is limited by the amount of the borrowing base applicable to U.S. dollar and Canadian dollar borrowings. Any negative impact on the elements of our borrowing base, such as eligible accounts receivable and inventory, will reduce our borrowing capacity under the Revolver. Moreover, the Revolver provides discretion to the agent bank acting on behalf of the lenders to impose additional requirements on what accounts receivable and inventory may be counted toward the borrowing base availability, and to impose other reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair our liquidity. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding the terms of our credit facility and the indenture governing our Senior Notes.

We are also party to a U.S. and a Canadian master lease under which we pay an aggregate of $17.8 million and $1.2 million (CAD) per annum, respectively, to lease certain properties through June 30, 2043. Each of these master lease agreements contain certain restrictions and covenants that limit, among other things, our use of and ability to sublease or discontinue use of the leased properties, our ability to consider strategic divestitures of properties that are leased and our ability to consolidate operations as may be appropriate in order to minimize operating costs. See Note 15, Sale-Leaseback transaction in our consolidated financial statements in our 2019 10-K.

These and other similar provisions in these and other documents could have adverse consequences on our business and to our investors because they limit our ability to take these actions even if we believe that it would contribute to our future growth or improve our operating results. For example, these restrictions could limit our flexibility in planning for or reacting to changes in our business and our industry, thereby inhibiting our ability to react to markets, and potentially making us more vulnerable to downturns. These restrictions could also require that, based on our level of indebtedness, a significant portion of our cash flow from operations be used to make interest payments, thereby reducing the cash flow available for working capital, to fund capital expenditures or other corporate purposes and to generally grow our business. Furthermore, these restrictions could prevent us from pursuing a strategic transaction that we believe would benefit our company.

Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these provisions, or any inability to comply with mandated financial ratios, could result in a default, in which case the counterparties may have the right to declare all borrowings or other amounts due thereunder to be immediately due and payable. If we are unable to pay any amounts when due, whether periodic payments, at maturity or if declared due and payable following a default, the counterparties would have the right to proceed against the pledged collateral securing the indebtedness. Therefore, the restrictions under these agreements and any breach of the covenants or failure to otherwise comply with the terms thereof could have a material adverse effect on our business, financial condition and results of operations.

Our current indebtedness and any future indebtedness we may incur could have a material adverse effect on us.

We expect that we will depend primarily on cash generated by our operations to pay our expenses and any amounts due under our credit facility and any other indebtedness we may incur. However, our business may not generate sufficient cash flows from operations in the future, and any anticipated growth in revenues and cash flows may not be realized, either or both of which could result in us being unable to repay indebtedness or to fund other liquidity or strategic needs. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If we do not have sufficient liquidity, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money.

If we incur additional indebtedness, the risks related to our indebtedness that we currently face could intensify. In addition to the risk of higher interest rates and fees, the non-economic terms of any additional indebtedness may contain covenants and other terms restricting our financial, operating and strategic flexibility to an equal or greater extent as those imposed by our credit facility, the indenture governing the Senior Notes and the master leases. Additional indebtedness may also include cross-default provisions such that, if we breach a restrictive covenant with respect to any of our indebtedness, or an event of default occurs, lenders may be entitled to accelerate all amounts owing under other outstanding indebtedness.

If we are required to refinance our indebtedness or otherwise incur additional indebtedness to fund strategic transactions or otherwise, any additional financing may not be available on terms favorable to us, or at all. If, at such time, market conditions are materially different or our credit profile has deteriorated, the cost of refinancing our debt may be significantly higher than our indebtedness existing at that time, or we may not be able to refinance our debt at all. Any failure to meet any future debt service obligations or any inability to obtain any additional financing on terms acceptable to us or to comply therewith could have a material adverse effect on our business, financial condition and results of operations.

The phase-out of LIBOR could increase our interest expense and have a material adverse effect on us.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market. Borrowings under the Term Loan and Revolver, which were an aggregate of approximately $1,101.6 million and $609.1 million as of June 30, 2020 and July 16, 2020 following the issuance and sale of our Senior Notes, respectively, use the London Interbank Offering Rate, or LIBOR, as a benchmark for establishing the applicable interest rate. The Financial Conduct Authority of the United Kingdom has announced that it plans to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate, or SOFR, calculated using short-term repurchase agreements backed by Treasury securities. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. Although our borrowing arrangements provide for alternative base rates, those alternative base rates historically would often have led to increased interest rates, in some cases significantly higher, than those we paid based on LIBOR, and may similarly be higher in the future. Therefore, if LIBOR ceases to exist, we will likely need to agree upon a replacement index with our lenders, which would require an amendment to our borrowing arrangements, and the interest rate thereunder will likely change.

The consequences of the phase out of LIBOR cannot be entirely predicted at this time. For example, we may not be successful in amending our borrowing arrangements to provide for a replacement rate. Any new or alternative base rate for calculating interest with respect to our outstanding indebtedness may not be as favorable or perform in the same manner as LIBOR and could lead to an increase in our interest expense or could impact our ability to refinance some or all of our existing indebtedness. In addition, the transition process may involve, among other things, increased volatility or illiquidity in financial markets, which could also have an adverse effect on us whether or not any replacement rate applicable to our borrowings is affected. Any such effects of the transition away from LIBOR, as well as other unforeseen impacts, may result in increased interest expense and other expenses, difficulties, complications or delays in connection with future financing efforts, or otherwise have a material adverse impact on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit
4.1	Indenture, dated as of July 16, 2020 among Forterra Finance, LLC, FRTA Finance Corp., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	(a)

4.2	Form of Global Note for 6.50% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.1 hereto).	(a)

10.1
First Amendment, dated as of June 17, 2020 to the ABL Credit Agreement dated as of October 25, 2016 by and among Forterra, Inc. and certain of its subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as agent.
*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	*

104.1	Cover page interactive data file - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline XBRL (included as Exhibit 101).	*

*	Filed herewith
^
Exhibit 32.1 shall not be deemed filed with the SEC, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(a)	Previously filed on July 17, 2020 as an exhibit to the Company's Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTERRA, INC.
(Registrant)

	/s/ Karl Watson, Jr.	July 28, 2020
By:	Karl Watson, Jr.
Chief Executive Officer
(Principal Executive Officer)

	/s/ Charles R. Brown, II	July 28, 2020
By:	Charles R. Brown, II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)