Form 10-Q
period 2020-09-30
Forterra, Inc.
filed 2020-10-29
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

There were 65,673,670 shares of common stock, par value $0.001 per share, of the registrant outstanding as of October 26, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FORTERRA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net sales	$457,557	$464,526	$1,214,619	$1,166,603
Cost of goods sold	331,284	362,362	924,025	936,820
Gross profit	126,273	102,164	290,594	229,783
Selling, general & administrative expenses	(57,050)	(55,234)	(164,573)	(165,265)
Impairment and exit charges	(1,389)	(510)	(2,478)	(1,323)
Other operating income (loss), net	224	815	(447)	1,018
	(58,215)	(54,929)	(167,498)	(165,570)
Income from operations	68,058	47,235	123,096	64,213

Other income (expense)
Interest expense	(20,055)	(23,272)	(60,502)	(73,720)
(Loss) gain on extinguishment of debt	(11,547)	374	(11,481)	374
Earnings from equity method investee	2,295	3,990	8,220	8,959
Income (loss) before income taxes	38,751	28,327	59,333	(174)
Income tax (expense) benefit	(9,924)	(5,897)	(17,457)	519

Net income	$28,827	$22,430	$41,876	$345

Earnings per share:
Basic	$0.44	$0.35	$0.64	$0.01
Diluted	$0.42	$0.34	$0.62	$0.01
Weighted average common shares outstanding:
Basic	65,336	64,210	65,078	64,119
Diluted	68,717	64,998	67,878	64,528

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net income	$28,827	$22,430	$41,876	$345
Change in other postretirement benefit plans, net of tax	—	—	(681)	373
Foreign currency translation adjustment	1,275	(710)	(1,987)	2,118
Comprehensive income	$30,102	$21,720	$39,208	$2,836

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$32,758	$34,800
Receivables, net	276,818	205,801
Inventories	219,336	238,483
Prepaid expenses	11,782	11,021
Other current assets	1,456	8,890
Total current assets	542,150	498,995
Non-current assets
Property, plant and equipment, net	444,668	475,575
Operating lease right-of-use assets	55,800	60,253
Goodwill	508,460	508,826
Intangible assets, net	111,682	142,674
Investment in equity method investee	50,754	50,034
Other long-term assets	5,215	3,701
Total assets	$1,718,729	$1,740,058

LIABILITIES AND EQUITY
Current liabilities
Trade payables	$143,279	$102,426
Accrued liabilities	109,927	88,839
Deferred revenue	8,232	9,527
Current portion of long-term debt	12,510	12,510
Current portion of tax receivable agreement	8,734	13,145
Total current liabilities	282,682	226,447
Non-current liabilities
Senior term loan	456,698	1,085,793
Senior secured notes	491,601	—
Long-term finance lease liabilities	141,396	137,365
Long-term operating lease liabilities	51,623	54,411
Deferred tax liabilities	25,456	28,929
Other long-term liabilities	35,369	21,906
Long-term tax receivable agreement	64,240	64,240
Total liabilities	1,549,065	1,619,091
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.001 par value, 190,000 shares authorized; 65,673 and 64,741 shares issued and outstanding	19	19
Additional paid-in-capital	253,861	244,372
Accumulated other comprehensive loss	(9,731)	(7,063)
Retained deficit	(74,485)	(116,361)
Total shareholders' equity	169,664	120,967
Total liabilities and shareholders' equity	$1,718,729	$1,740,058

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity

Balance at December 31, 2019	64,740,667	$19	$244,372	$(7,063)	$(116,361)	$120,967
Share-based compensation expense	—	—	2,864	—	—	2,864
Stock-based plan activity	336,752	—	(194)	—	—	(194)
Comprehensive loss:
Net loss	—	—	—	—	(14,066)	(14,066)
Change in other postretirement benefit plans, net of tax	—	—	—	(681)	—	(681)
Foreign currency translation adjustment	—	—	—	(5,699)	—	(5,699)
Balance at March 31, 2020	65,077,419	19	247,042	(13,443)	(130,427)	103,191
Share-based compensation expense	—	—	2,607	—	—	2,607
Stock-based plan activity	133,488	—	46	—	—	46
Comprehensive income:
Net income	—	—	—	—	27,115	27,115
Foreign currency translation adjustment	—	—	—	2,437	—	2,437
Balance at June 30, 2020	65,210,907	19	249,695	(11,006)	(103,312)	135,396
Share-based compensation expense	—	—	2,330	—	—	2,330
Stock-based plan activity	462,495	—	1,836	—	—	1,836
Comprehensive income:
Net income	—	—	—	—	28,827	28,827
Foreign currency translation adjustment	—	—	—	1,275	—	1,275
Balance at September 30, 2020	65,673,402	$19	$253,861	$(9,731)	$(74,485)	$169,664

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity

Balance at December 31, 2018	64,205,604	$18	$234,931	$(10,740)	$(115,987)	$108,222
Cumulative effect of accounting changes, net of tax	—	—	—	—	6,957	6,957
Share-based compensation expense	—	—	1,529	—	—	1,529
Stock-based plan activity	57,106	—	(26)	—	—	(26)
Comprehensive loss:
Net loss	—	—	—	—	(25,039)	(25,039)
Change in other postretirement benefit plans, net of tax	—	—	—	373	—	373
Foreign currency translation adjustment	—	—	—	1,508	—	1,508
Balance at March 31, 2019	64,262,710	18	236,434	(8,859)	(134,069)	93,524
Share-based compensation expense	—	—	1,132	—	—	1,132
Stock-based plan activity	35,447	—	(88)	—	—	(88)
Comprehensive income:
Net income	—	—	—	—	2,954	2,954
Foreign currency translation adjustment	—	—	—	1,320	—	1,320
Balance at June 30, 2019	64,298,157	18	237,478	(7,539)	(131,115)	98,842
Share-based compensation expense	—	—	2,172	—	—	2,172
Stock-based plan activity	241,433	—	1,270	—	—	1,270
Comprehensive income:
Net income	—	—	—	—	22,430	22,430
Foreign currency translation adjustment	—	—	—	(710)	—	(710)
Balance at September 30, 2019	64,539,590	$18	$240,920	$(8,249)	$(108,685)	$124,004

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)
Net income	$41,876	$345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization expense	67,271	72,954
Loss on disposal of property, plant and equipment	1,949	1,551
(Gain) loss on extinguishment of debt	11,481	(374)
Amortization of debt discount and issuance costs	5,292	6,022
Stock-based compensation expense	7,801	4,833
Impairment charges	1,332	—
Earnings from equity method investee	(8,220)	(8,959)
Distributions from equity method investee	7,500	6,500
Unrealized loss on derivative instruments, net	894	5,892
Unrealized foreign currency loss, net	261	35
Provision (recoveries) for doubtful accounts	166	511
Deferred taxes	(3,473)	(11,672)
Other non-cash items	3,841	(188)
Change in assets and liabilities:
Receivables, net	(71,203)	(88,138)
Inventories	18,775	29,109
Other current assets	6,350	1,296
Accounts payable and accrued liabilities	59,307	37,259
Other assets and liabilities	11,427	8,746
NET CASH PROVIDED BY OPERATING ACTIVITIES	162,627	65,722

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, and intangible assets	(15,454)	(44,321)
Proceeds from sale of fixed assets	10,678	10,580
NET CASH USED IN INVESTING ACTIVITIES	(4,776)	(33,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured notes	500,000	—
Payment of debt issuance costs	(11,299)	—
Repayments of term loans	(644,923)	(25,110)
Proceeds from revolver	180,000	54,000
Repayments of revolver	(180,000)	(54,000)
Proceeds from issuance of common stock	2,275	1,282
Payment pursuant to tax receivable agreement	(4,411)	—
Other financing activities	(1,172)	(552)
NET CASH USED IN FINANCING ACTIVITIES	(159,530)	(24,380)
Effect of exchange rate changes on cash	(363)	458
Net change in cash and cash equivalents	(2,042)	8,059
Cash and cash equivalents, beginning of period	34,800	35,793
Cash and cash equivalents, end of period	$32,758	$43,852

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$44,333	$59,138
Income taxes paid, net	8,770	5,054
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

    Certain accounting matters that generally require consideration of forecasted financial information were assessed in light of the impact from the coronavirus disease 2019 ("COVID-19") pandemic. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts, inventory reserves, goodwill impairment, impairment of property and equipment and valuation allowances for tax assets.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

While the assessments resulted in no material impacts to the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020, the Company believes the full impact of the COVID-19 outbreak remains uncertain and will continue to assess if ongoing developments related to the outbreak may cause future material impacts to its consolidated financial statements.

Concentration of Credit Risk

    The Company had an individual customer within its Water Pipe & Products segment that accounted for approximately 16% and 14% of the Company's total net sales for the nine months ended September 30, 2020 and 2019, respectively, and receivables at September 30, 2020 and December 31, 2019 representing 17% and 13% of the Company's total receivables, net, respectively.

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

    The Company's exposure to credit losses may increase if one or more of its customers are adversely affected by changes in laws or other government recommendations or mandates, economic pressures or uncertainty associated with local or global economic recessions, disruption or other impacts associated with the COVID-19 pandemic, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables as customers are impacted by the COVID-19 pandemic.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

4. Receivables, net

    Receivables consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Trade receivables	$249,311	$178,698
Amounts billed but not yet paid under retainage provisions	4,328	3,093
Other receivables	25,026	26,078
Total receivables	278,665	207,869
Less: Allowance for doubtful accounts	(1,847)	(2,068)
Receivables, net	$276,818	$205,801

5. Inventories

    Inventories consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Finished goods	$138,426	$161,440
Raw materials	80,333	76,237
Work in process	577	806
Total inventories	$219,336	$238,483

6. Investment in equity method investee

    The Company owns 50% of the Common Unit voting shares of Concrete Pipe & Precast LLC ("CP&P") and consequently, has recorded its investment in the Common Unit voting shares in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under the equity method of accounting.

    The Company's investment in the joint venture was $50.8 million at September 30, 2020, which is included within the Drainage Pipe & Products segment. At September 30, 2020, the difference between the amount at which the Company's investment is carried and the amount of the Company's share of the underlying equity in net assets of CP&P was approximately $13.0 million. The basis difference is primarily attributed to the value of land and equity method goodwill associated with the investment.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

    The following reflects the Company's distribution and earnings in the equity investment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Distribution received from CP&P	$(3,000)	$(5,000)	$(7,500)	$(6,500)
Share of earnings in CP&P	2,313	4,008	8,274	9,013
Amortization of excess fair value of investment	(18)	(18)	(54)	(54)

    Selected financial data for CP&P on a 100% basis is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$33,094	$38,210	$103,884	$103,812
Gross profit	9,047	12,632	30,517	32,307
Income from operations	4,608	8,021	16,487	18,041
Net income	4,547	7,959	16,314	17,852

7. Property, plant and equipment, net

    Property, plant and equipment, net, consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Machinery and equipment	$413,148	$398,127
Land, buildings and improvements	231,958	240,403
Other equipment	12,548	8,660
Construction-in-progress	14,107	29,157
Total property, plant and equipment	671,761	676,347
Less: accumulated depreciation	(227,093)	(200,772)
Property, plant and equipment, net	$444,668	$475,575

    Depreciation expense totaled $12.0 million and $36.3 million for the three and nine months ended September 30, 2020, respectively, and $12.3 million and $37.4 million for the three and nine months ended September 30, 2019, respectively, which is included in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

8. Goodwill and other intangible assets, net

    The Company has recorded goodwill in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the nine months ended September 30, 2020 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2019	$190,466	$318,360	$508,826
Foreign currency and other adjustments	(366)	—	(366)
Balance at September 30, 2020	$190,100	$318,360	$508,460

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

    Intangible assets other than goodwill at September 30, 2020 and December 31, 2019 included the following (in thousands):

	Net carrying value as of September 30, 2020	Net carrying value as of December 31, 2019
Customer relationships	$78,095	$100,869
Trade names	16,108	19,626
Patents	5,690	7,673
Non-compete agreements	5,696	8,070
Developed technology	5,700	5,980
Other	393	456
Total intangible assets	$111,682	$142,674

    Amortization expense totaled $10.3 million and $31.0 million for the three and nine months ended September 30, 2020, respectively, and $11.9 million and $35.5 million for the three and nine months ended September 30, 2019, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. All of the Company's intangible assets are amortizable.

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
    The estimated carrying amount and fair value of the Company’s financial instruments measured and recorded at fair value on a recurring basis are as follows for the dates indicated (in thousands):

	Fair value measurements at September 30, 2020 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value September 30, 2020
Liabilities:
Derivative liability	$—	$636	$—	$636

	Fair value measurements at December 31, 2019 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2019
Assets:
Derivative asset	$—	$258	$—	$258

Liabilities and assets classified as level 2 which are recorded at fair value are valued using observable market inputs. The fair values of derivative assets and liabilities are determined using quantitative models that utilize multiple market inputs including interest rates and exchange rates to generate continuous yield or pricing curves and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The fair values of derivative assets and liabilities include adjustments for market liquidity, counter-party credit quality,

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

and other instrument-specific factors, where appropriate. In addition, the Company incorporates within its fair value measurements a valuation adjustment to reflect the credit risk associated with the net position. Positions are netted by counterparties, and fair value for net long exposures is adjusted for counter-party credit risk while the fair value for net short exposures is adjusted for the Company’s own credit risk.
    The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at September 30, 2020 using
	Carrying Amount September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value September 30, 2020
Liabilities:
Term Loan	$469,208	$—	$473,638	$—	$473,638
Senior Secured Notes	$491,601	—	$529,715	—	529,715
Tax receivable agreement payable	72,974	—	—	46,044	46,044

		Fair value measurements at December 31, 2019 using
	Carrying Amount December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2019
Liabilities:
Term Loan	$1,098,303	$—	$1,102,295	$—	$1,102,295
Tax receivable agreement payable	77,385	—	—	47,625	47,625

The fair value of debt is valued using a market approach based on indicative quoted prices for the Company's debt instruments traded in over-the-counter markets and, therefore, is classified as Level 2 within the fair value hierarchy. See Note 11, Debt and deferred financing costs, for a further discussion of Company debt.

    The determination of the fair value of the Company's tax receivable agreement payable was made using a discounted cash flow methodology with level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures. The determination of fair value required significant judgment, including estimates of the timing and amounts of various tax attributes. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Actual results could differ from these estimates. See Note 14, Commitments and contingencies, for a further discussion of the Company's tax receivable agreement.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

10.    Accrued liabilities

    Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued payroll and employee benefits	$42,541	$32,815
Short-term finance leases	17,001	16,542
Short-term operating leases	7,979	8,784
Accrued taxes	16,483	5,354
Warranty	5,960	5,536
Accrued rebates	14,685	9,895
Short-term derivative liability	332	—
Environmental obligation	63	718
Other miscellaneous accrued liabilities	4,883	9,195
Total accrued liabilities	$109,927	$88,839

11. Debt and deferred financing costs

    The Company’s debt consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Term Loan, net of debt issuance costs and original issuance discount of $8,611 and $25,055, respectively	$469,208	$1,098,303
Senior Secured Notes, net of debt issuance costs and original issuance discount of $8,399 and $0, respectively	491,601	—
Total debt	$960,809	$1,098,303
Less: current portion debt	(12,510)	(12,510)
Total long-term debt	$948,299	$1,085,793

As of September 30, 2020, Forterra had no borrowings under its $350 million asset based revolving credit facility under its ABL Credit Agreement dated October 25, 2016 (the “ABL Credit Agreement”) for working capital and general corporate purposes (“Revolver”), $477.8 million outstanding under its senior term loan facility (“Term Loan”) and $500 million senior secured notes due 2025 (the “Notes”).

Senior Secured Notes

On July 16, 2020, Forterra Finance, LLC and FRTA Finance Corp., both wholly-owned subsidiaries of the Company, completed the issuance of $500 million aggregate principal amount of senior secured notes due in 2025. The Notes have a fixed annual interest rate of 6.50% which will be paid semi-annually on January 15 and July 15 of each year. The Notes will mature on July 15, 2025. The Company used the net proceeds from the offering to repay $492.5 million of the principal amount of the Term Loan at par, plus accrued interest. The Company incurred debt issuance costs of $8.8 million and will amortize them over the term of the Notes under the effective interest method.

Obligations under the Notes are guaranteed by the Company and the Company’s existing and future subsidiaries (other than the issuing companies) that guarantee the Term Loan and the obligations of the U.S. borrowers under the Revolver. The Notes and the related guarantees are secured by first-priority liens on the collateral that secures the Term Loan on a first-priority basis (which is generally all assets other than those that secure the Revolver on a first-priority basis as set forth below) and second-priority liens on the collateral that secures the Revolver on a first-priority basis (which is generally inventory, accounts receivable, deposit accounts,

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

securities accounts, certain intercompany loans and related assets), which second-priority liens will be ratable with the liens on such assets securing the obligations under the Term Loan and junior to the liens on such assets securing the Revolver.

At any time prior to July 15, 2022, the Company may on any one or more occasions redeem all or part of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a “make whole premium” as of, and accrued and unpaid interest to the date of redemption, subject to the right of holders of Notes on the relevant record date to receive interest due on an interest payment date occurring on or prior to the redemption date. In addition, at any time prior to July 15, 2022, the Company may on any one or more occasions redeem up to 40% of the aggregate principal amount of the Notes (calculated after giving effect to the issuance of any additional notes) issued under the Indenture at a redemption price equal to 106.500% of the principal amount of Notes redeemed, plus accrued and unpaid interest to the date of redemption (subject to the right of holders of Notes on the relevant record date to receive interest due on an interest payment date occurring on or prior to the redemption date), with the net cash proceeds of an equity offering. Furthermore, at any time on or after July 15, 2022, the Company may on any one or more occasions redeem all or part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest on the Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period beginning on July 15 of the years indicated below, subject to the rights of holders of Notes on a relevant record date to receive interest on an interest payment date occurring on or prior to the redemption date:

Percentage
2022	103.250%
2023	101.625%
2024 and thereafter	100.000%

The Notes contain customary negative covenants, including, among other things, limitations or prohibitions on restricted payments, incurrence of additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Indenture contains customary events of default.

Senior Term Loan

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

    The Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest accrues on outstanding borrowings thereunder at a rate equal to adjusted LIBOR (with a floor of 1.0%) or an alternate base rate (the base rate, which is the highest of the then current federal funds rate plus 0.50%, the prime rate most recently announced by the administrative agent under the Term Loan, and the one-month adjusted LIBOR plus 1.00%), in each case plus a margin of 3.00% or 2.00%, respectively. The weighted average interest rates for the Term Loan were 4.0%, 4.2%, 5.2% and 5.4% for the three and nine months ended September 30, 2020 and September 30, 2019, respectively.

    During the nine months ended September 30, 2020, the Company repurchased $636.1 million of the Term Loan before its maturity at a market value of $635.5 million. Consequently, the Company wrote off a proportionate share of debt issuance costs of $12.1 million and recognized a net loss of $11.5 million which was included in the condensed consolidated statements of operations.

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

Asset Based Revolving Facility

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

Subject to the conditions set forth in the ABL Credit Agreement, as amended, the Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations. The advance rates for accounts receivable and inventory are subject to increase by 2.5% during certain periods. As of September 30, 2020 and December 31, 2019, the Revolver had no outstanding borrowings. The weighted average interest rates for the borrowings under the Revolver were 2.00% and 3.72% for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

    In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total Revolver. Availability under the Revolver, based on draws, outstanding letters of credit of $26.8 million, as well as allowable borrowing base as of September 30, 2020, was $250.6 million.

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

    As of September 30, 2020, the Company was in compliance with all applicable covenants under the Revolver, the Term Loan, and the Notes.

    As of September 30, 2020, scheduled maturities of long-term debt were as follows (in thousands).

	Total	Term Loan	Notes
2020	$3,128	$3,128	$—
2021	12,510	12,510	—
2022	12,510	12,510	—
2023	449,671	449,671	—
2024	—	—	—
2025	500,000	—	500,000
	$977,819	$477,819	$500,000

12. Derivatives and hedging

    The Company uses derivatives to manage selected foreign exchange and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and cash flows from derivative instruments are included in net cash provided by operating activities in the condensed consolidated statements of cash flows.

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

    The Company elects to present all derivative assets and derivative liabilities on a net basis on its condensed consolidated balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At September 30, 2020 and December 31, 2019, the Company’s derivative instruments fall under an ISDA master netting agreement.

    The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	September 30, 2020
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$—	$—	$400,000	$636
Total derivatives, gross		—		636
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$—		$636

	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$525,000	$258	$—	$—
Total derivatives, gross		258		—
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$258		$—

The following table presents the effect of derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Derivatives not designated as hedges
Interest rate swaps
Gain (loss) on derivatives not designated as hedges included in interest expense	27	(868)	(894)	(5,892)

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

Earnout Dispute

    On March 13, 2015, through an indirect wholly owned subsidiary, Lone Star Fund IX (U.S.), L.P. (which is referred to, along with its affiliates and associates, but excluding Forterra and other companies that it owns as a result of its investment activity, as "Lone Star") acquired the building products business of HeidelbergCement AG, ("Heidelberg"), in the United States and Eastern Canada, (the "Acquisition"). The Acquisition purchase agreement included an earnout, which provided for the payment of contingent consideration of up to $100.0 million, if and to the extent the 2015 financial results of the businesses acquired by Lone Star in the Acquisition, including the Company and Heidelberg's former building products business in the United Kingdom, exceeded a specified Adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such Adjusted EBITDA calculation exceeded the specified target, LSF9 Concrete Holdings Ltd. ("LSF9") and, as a result of the internal reorganization transaction effected prior to the Company's initial public offering ("IPO"), the Company would be required to pay the U.S. affiliate of Heidelberg an amount equal to a multiple of such excess Adjusted EBITDA, with any payment capped at $100.0 million. In April 2016, the Company provided an earnout statement to affiliates of Heidelberg demonstrating that no payment was required. On June 13, 2016, Heidelberg provided notification that it disputed, among other things, the Company’s calculation of Adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100.0 million. The Company does not believe Heidelberg’s position has merit and is vigorously opposing Heidelberg's assertions. On October 5, 2016, affiliates of Heidelberg filed a lawsuit in the Delaware Court of Chancery seeking specific performance and claiming access to the Company's books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert’s authority; and in the alternative, claiming a breach of contract and seeking the $100.0 million and other damages (the "Delaware Action"). On December 8, 2017, the court granted the defendants' Motion to Dismiss the First Amended Complaint in the Delaware Action, finding that the earnout dispute should be heard before a neutral accounting arbitrator as set forth in the purchase agreement and that any claims that were required to be brought as indemnification claims under the purchase agreement were time-barred by the contractual limitations period. Following the dismissal of the Delaware Action, the Company and Heidelberg jointly engaged a neutral accounting expert to act as an arbitrator in the dispute as required by the purchase agreement. After briefing certain preliminary matters for the arbitrator and the production of additional documents, the parties began briefing the issues on the merits for the neutral accounting arbitrator, which was completed in April 2020. A hearing on the dispute was held in June 2020, and a written decision was issued by the neutral accounting arbitrator on September 10, 2020 in which the arbitrator ruled that no earnout payment was owed in the matter. The Company expects to seek confirmation of the award and a judgment based on it in the coming weeks. As of September 30, 2020, no liability for this contingency has been accrued as payment of any earnout is not considered probable. It is possible that Heidelberg will decide to dispute the arbitrator's decision that no earnout payment is owed, and a decision against the Company in any such dispute could cause the Company to recognize a material charge to its earnings.

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

    On February 15, 2019, the Securities Defendants filed a Motion to Dismiss all claims in the case based on plaintiffs' failure to state a claim. Briefing on the motion to dismiss was completed on May 1, 2019, and the court has not yet ruled on the motion. A mediation of the Securities Action occurred in August 2019. On November 4, 2019, the parties to the Securities Action entered into a settlement agreement to fully and finally resolve all claims in the Securities Action for a payment of $5.5 million. On January 4, 2020, the court issued an order granting preliminary approval for the settlement and providing for notice. Following a hearing on July 28, 2020, the court issued orders dated August 12, 2020, in which it approved the settlement in the Securities Action; no appeal of that order occurred within thirty (30) days, and it became final and unappealable on September 12, 2020. The settlement was largely funded by the Company's insurance after payment of a retention amount.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

    On January 15, 2019, a putative shareholder derivative complaint captioned Lee v. Bradley, et al., was filed in the United States District Court for the District of Delaware, naming as defendants certain of the Company’s current and former directors and officers (the "Lee Action"). The complaint alleges the defendants violated Section 14A of the Securities and Exchange Act of 1934, as amended, and related rules by failing to make certain disclosures in the Company's proxy solicitation in advance of the 2017 Annual Meeting of Stockholders, and that defendants breached their fiduciary duties, wasted corporate assets, and committed constructive fraud. The complaint also asserts unjust enrichment claims against certain defendants. The complaint seeks, on behalf of the Company, unspecified damages, an order directing the return of certain payments to the defendants, certain injunctive relief, and reasonable costs and attorneys' fees. On April 18, 2019, the court entered an agreed stipulation staying the Lee Action until the court in the Securities Action rules on the motion to dismiss in that case. On December 11, 2019, the court in the Lee Action entered a Stipulation and Order consolidating the Lee Action and the Maloney Delaware Action into a single case (the "Consolidated Lee Action"), and providing a schedule for filing of an amended complaint and motions to dismiss, which has been further extended by agreement of the parties. A mediation of the dispute was held on June 12, 2020 but was not successful in resolving the dispute. Plaintiffs filed an amended complaint in August 2020 and Defendants filed a motion to dismiss the complaint in September 2020.

    The Company and other defendants are vigorously defending the Consolidated Lee Action. Given the stage of the proceedings, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Consolidated Lee Action.
Long-term Incentive Plan

    Following the Acquisition, Lone Star implemented a cash-based long term incentive plan (the “LTIP”) which entitles the participants in the LTIP to a potential cash payout upon a monetization event as defined by the LTIP. Potential monetization events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star reduces its ownership interest in the Company or successor entities of LSF9, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of September 30, 2020, no such monetization events that meet the required return for an LTIP payment have occurred, and therefore no amounts were accrued in the accompanying condensed consolidated balance sheets. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future monetization events. The timing and amount of such payments are unknown and are dependent upon future monetization events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the IPO, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

subsidiaries) or an affiliate thereof to participants under the LTIP, (iv) deductions in respect of transaction expenses attributable to the acquisition of USP Holdings, Inc. and (v) certain other tax benefits attributable to payments made under the tax receivable agreement.

    For purposes of the TRA, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which any such related tax benefits remain. The Company accounts for potential payments under the TRA as a contingent liability, with amounts accrued when considered probable and reasonably estimable. The liability recorded by the Company for the TRA at September 30, 2020 and December 31, 2019 was $73.0 million and $77.4 million, respectively. The timing and amount of future tax benefits associated with the TRA are subject to change, and additional payments may be required which could be materially different from the current accrued liability. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing activity in the consolidated statement of cash flows. During the nine months ended September 30, 2020, the Company paid $4.4 million on the TRA to Lone Star.

15. Earnings per share

    Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities include employee stock options and shares of restricted stock. Diluted EPS reflects the assumed exercise, vesting or conversion of all dilutive securities.

    The calculations of the basic and diluted EPS for the three and nine months ended September 30, 2020 and 2019 are presented below (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income	$28,827	$22,430	$41,876	$345
Less: Earnings allocated to unvested restricted stock awards	16	40	34	—
Earnings allocated to common shareholders	$28,811	$22,390	$41,842	$345

Common stock:
Weighted average basic shares outstanding	65,336	64,210	65,078	64,119
Effect of dilutive securities	3,381	788	2,800	409
Weighted average diluted shares outstanding	68,717	64,998	67,878	64,528

Basic earnings per share:
Net income	$0.44	$0.35	$0.64	$0.01
Diluted earnings per share:
Net income	$0.42	$0.34	$0.62	$0.01

    The number of stock options and restricted shares that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the three months ended September 30, 2020 and September 30, 2019 and the nine months ended September 30, 2020 and September 30, 2019 were 210,077, 2,015,399, 221,040 and 3,963,041, respectively.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

16. Income taxes

    The Company recorded income tax expense of $9.9 million and $17.5 million for the three and nine months ended September 30, 2020, respectively, and income tax expense of $5.9 million and an income tax benefit of $0.5 million for the three and nine months ended September 30, 2019, respectively.
    The income tax expense for the three months ended September 30, 2020 was calculated under the ASC 740-270 principles. The income tax expense for the three months ended September 30, 2020 differs from the expense computed at the federal statutory rate primarily due to the state income tax expense and the movement of the valuation allowance recorded in the quarter.

    The income tax expense for the nine months ended September 30, 2020 differs from the expense computed at the federal statutory rate primarily due to the movement of the valuation allowance recorded in the period and state income tax expense.

    The income tax expense for the three months ended September 30, 2019 differs from the expense computed at the federal statutory rate primarily due to the unfavorable permanent add-back of non-deductible items, offset by the favorable return-to-provision adjustment recorded in the quarter.

    The income tax benefit for the nine months ended September 30, 2019 differs from the benefit computed at the federal statutory rate primarily due to the unfavorable permanent add-back of the non-deductible one-time executive severance payment, offset by the favorable return-to-provision adjustment recorded in the nine months ended September 30, 2019.

    The Company evaluates the recoverability of its deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. The Company assesses whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” criterion. The analysis used in determining the valuation allowance involves considerable judgment and assumptions. The Company's history of pretax losses limits its ability to rely on projections of future pretax income, therefore, realization of deferred tax assets is based primarily on reversal of taxable temporary differences. As positive factors continue to be present given recent business performance, the potential result would be a partial or full release of the valuation allowance on the deferred tax asset recognized in prior periods.

    On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), that, among other things, increased the net interest expense deduction limit from 30% to 50% of adjusted taxable income for tax years beginning January 1, 2019 and 2020, and changed the depreciable life of the qualified improvement property from 39 years to 15 years, thereby making it eligible for 100% bonus depreciation, which the Company intends to claim. On July 28, 2020, the Treasury Department released the final regulations with guidance on applying the limitations on the deductibility of the business interest expense under IRC Section 163(j), which was significantly modified by the Tax Cuts and Jobs Act ("TCJA") and then temporarily modified by the CARES Act. The Company has considered the favorable impact of the released final regulations in the preparation of the condensed consolidated financial statements. The Company has taken, and will continue to take advantage of deferral of the employer portion of the social security taxes that would otherwise be due in 2020, but will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

    The following tables set forth the disaggregation of revenue earned from contracts with customers based on the Company's reportable segments as well as other financial information attributable to the Company's reportable segments for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net sales:
Drainage Pipe & Products	$256,597	$280,678	$662,427	$686,092
Water Pipe & Products	200,960	183,848	552,192	480,511
Corporate and Other	—	—	—	—
Total	$457,557	$464,526	$1,214,619	$1,166,603

Depreciation and amortization:
Drainage Pipe & Products	$8,275	$9,317	$24,820	$27,975
Water Pipe & Products	13,489	14,511	40,861	43,981
Corporate and Other	599	344	1,589	998
Total	$22,363	$24,172	$67,270	$72,954

Segment EBITDA and reconciliation to income (loss) before income taxes:
Drainage Pipe & Products	$64,781	$67,361	$148,247	$141,424
Water Pipe & Products	46,994	25,557	109,584	59,271
Corporate and Other	(30,606)	(17,147)	(70,726)	(54,195)
Less: Interest expense	(20,055)	(23,272)	(60,502)	(73,720)
Depreciation and amortization	(22,363)	(24,172)	(67,270)	(72,954)
Income (loss) before income taxes	$38,751	$28,327	$59,333	$(174)

Capital expenditures:
Drainage Pipe & Products	$4,500	$3,302	$9,897	$18,750
Water Pipe & Products	3,743	3,232	6,866	7,757
Corporate and Other	195	61	557	2,524
Total	$8,438	$6,595	$17,320	$29,031

			September 30,	December 31,
			2020	2019
Total assets:
Drainage Pipe & Products			$830,626	$819,373
Water Pipe & Products			842,905	862,542
Corporate and Other			45,198	58,143
Total			$1,718,729	$1,740,058

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $2.3 million, $8.2 million, $4.0 million and $9.0 million for the three and nine months ended September 30, 2020 and September 30, 2019, respectively, and with the following balances (in thousands):

	September 30,	December 31,
	2020	2019
Investment in equity method investee	$50,754	$50,034

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

Property, plant, and equipment, net:	September 30,	December 31,
	2020	2019
United States	$405,320	$422,486
Canada	30,660	43,754
Mexico	8,688	9,335
	$444,668	$475,575

Net sales:	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
United States	$432,085	$435,706	$1,155,229	$1,104,164
Canada	23,098	26,458	52,906	56,113
Mexico	2,374	2,362	6,484	6,326
	$457,557	$464,526	$1,214,619	$1,166,603

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

CP&P

    The Company sold certain goods and services to its joint venture, CP&P, including spare parts for repairs, and property rentals. For the nine months ended September 30, 2020, Forterra sold $1.2 million of product to CP&P and purchased goods and services from CP&P for an amount of $0.8 million. For the nine months ended September 30, 2019, Forterra sold $0.3 million of product to CP&P and purchased $0.2 million of goods and services from CP&P.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•the impact of the COVID-19 pandemic on the economy, demand for our products and our business, financial condition and results of operations, including the measures taken by governmental authorities in response;

•government funding of infrastructure and related construction activities;

•the level of construction activity, particularly in the residential construction and non-residential construction markets;

•the highly competitive nature of our industry and our ability to effectively compete;

•the availability and price of the raw materials we use in our business;

•our dependence on key customers and the absence of long-term agreements with these customers;

•the level of construction activity in Texas;

•disruption at one or more of our manufacturing facilities or in our supply chain;

•construction project delays and our inventory management;

•the seasonality of our business and its susceptibility to adverse weather;

•our ability to successfully integrate acquisitions;

•labor disruptions and other union activity;

•compliance with applicable regulations;

•a tightening of mortgage lending or mortgage financing requirements;

•the ability to implement our growth strategy;

•the possibility that HeidelbergCement will dispute the arbitrator's recent decision that no earnout payment is owed;

•compliance with environmental laws and regulations;

•energy costs;

•changes in tax laws could adversely affect us;

•compliance with health and safety laws and regulations;

•our dependence on key executives and key management personnel;

•our ability and that of our customers with which we work to retain and attract additional skilled and non-skilled technical or sales personnel;

•credit and non-payment risks of our customers;

•warranty and related claims;

•legal and regulatory claims;

•our contract backlog;

•our ability to maintain sufficient liquidity and ensure adequate financing or guarantees for large projects;

•delays or outages in our information technology systems and computer networks;

•security breaches in our information technology systems and other cybersecurity incidents; and

•additional factors discussed in our filings with the Securities and Exchange Commission, or the SEC.

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

Our Segments

    Our operations are organized into the following reportable segments:

•Drainage Pipe & Products - We are a producer of concrete drainage pipe and precast products.

•Water Pipe & Products - We are a producer of ductile iron pipe, or DIP, and concrete pressure pipe.

•Corporate and Other - Corporate, general and administrative expenses not allocated to our revenue-generating segments such as certain shared services, executive and other administrative functions.

COVID-19 Pandemic

    Beginning in mid-March, local, state, provincial and federal authorities began issuing stay at home orders in response to the spread of the coronavirus disease 2019, or COVID-19, which has quickly spread throughout the United States and worldwide. These government-instituted restrictions, together with the economic volatility and uncertainty the pandemic has created, have had a significant impact on the United States economy in general and certain parts of our end-markets. Despite these events and the related uncertainty, we have continued to operate as an essential business under the government orders, and the COVID-19 pandemic has not materially affected our liquidity, financial results or business operations thus far. During the initial phase of the pandemic in the early part of the second quarter, we experienced temporary delays in certain projects primarily related to governmental stay at home orders in place at that time and the reactions of certain customers to those orders, specifically in our residential end-markets. Late in the second quarter and continuing through the third quarter, as most states started gradually resuming their normal economic activities, there was some correction in these trends in the residential housing market.

    Since the onset of the COVID-19 pandemic, we have focused on protecting the health and safety of our team members while maintaining our operations, which have been deemed essential under relevant pandemic-related government regulations, and continuing to meet our customers’ needs. Although a small number of our team members have tested positive for COVID-19, and we encountered temporary closures of a small number of our manufacturing facilities in the second quarter due to such cases or due to government mandate, through the third quarter these events have not had a significant impact on our operations or our ability to serve our customers' needs. We are, however, utilizing the option under the CARES Act to defer the employer portion of the social security taxes that would otherwise be due in 2020, but will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.

    There is still considerable uncertainty regarding the extent and duration of the impact of the COVID-19 pandemic, and the pandemic and related economic impacts may affect our operations in the fourth quarter of 2020 and into 2021, in particular due to the uncertainty of future funding and demand in our infrastructure and municipal end-markets, as well as increased case numbers in locations where we have large numbers of employees or significant customer concentration. Based on recent trends in our backlogs, along with other factors, we expect shipment volumes in the fourth quarter to continue to be lower than the prior year level; however, we believe the decline in Drainage will be less than what we experienced during the third quarter, and Water will be about the same.

    Due to the fluidity and unprecedented and uncertain nature of the pandemic, we cannot predict the full impact of the COVID-19 pandemic on our business, or that of our customers, and participants in our supply chain, or on economic conditions generally, including the effects on infrastructure and other construction activity. The ultimate scope and extent of the effects of the COVID-19 pandemic is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time, even after the pandemic might end.

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

Results of Operations

Three Months Ended September 30, 2020 as Compared to Three Months Ended September 30, 2019

Total Company

    The following table summarizes certain financial information relating to our operating results for the three months ended September 30, 2020 and September 30, 2019 (in thousands).

Statements of Income Data:	Three months ended September 30, 2020	Three months ended September 30, 2019	% Change

Net sales	$457,557	$464,526	(1.5)%
Cost of goods sold	331,284	362,362	(8.6)%
Gross profit	126,273	102,164	23.6%
Selling, general and administrative expenses	(57,050)	(55,234)	3.3%
Impairment and exit charges	(1,389)	(510)	*
Other operating income, net	224	815	(72.5)%
	(58,215)	(54,929)	6.0%
Income from operations	68,058	47,235	44.1%
Other income (expenses)
Interest expense	(20,055)	(23,272)	(13.8)%
Gain (loss) on extinguishment of debt	(11,547)	374	*
Earnings from equity method investee	2,295	3,990	(42.5)%
Income before income taxes	38,751	28,327	*
Income tax expense	(9,924)	(5,897)	68.3%
Net income	$28,827	$22,430	28.5%
* Represents positive or negative change in excess of 100%

Net Sales

    Net sales for the three months ended September 30, 2020 were $457.6 million, a decrease of $6.9 million, or 1.5%, from $464.5 million in the three months ended September 30, 2019. The small change in net sales was the net effect of a $24.1 million decrease in our Drainage Pipe & Products segment primarily driven by lower shipments compared to prior year, in part due to less favorable weather conditions during the quarter compared to prior year, and our margin-enhancing "value before volume" commercial strategy, partially offset by a $17.2 million increase in net sales in our Water Pipe & Products segment driven by higher average selling prices compared to prior year while shipment volumes remained relatively flat year-over-year.

Cost of Goods Sold

    Cost of goods sold were $331.3 million for the three months ended September 30, 2020, a decrease of $31.1 million, or 8.6%, from $362.4 million in the three months ended September 30, 2019. The decrease was primarily in the Drainage Pipe & Products segment driven by the lower shipment volume.

Gross Profit

    Gross profit increased by $24.1 million, or 23.6%, to $126.3 million in the three months ended September 30, 2020 from $102.2 million in the three months ended September 30, 2019. Most of the increase in gross profit is attributable to our Water Pipe & Products segment and is driven by higher average selling prices.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses were $57.1 million for the three months ended September 30, 2020, an increase of $1.9 million, or 3.3%, from $55.2 million in the three months ended September 30, 2019. The increase was primarily due to a non-recurring legal accrual, partially offset by decrease in travel expenses this year due to COVID-19.

Interest Expense

    Interest expense for the three months ended September 30, 2020 was $20.1 million, a decrease of $3.2 million or 13.8% from $23.3 million in the three months ended September 30, 2019. The decrease was primarily due to both lower LIBOR and lower outstanding debt balances in the third quarter of 2020 compared to prior year, partially offset by the incremental interest expense from the $500 million senior secured notes at a higher rate that were issued in July 2020.

Gain (Loss) on Extinguishment of Debt

    The loss on extinguishment of debt for the three months ended September 30, 2020 was $11.5 million compared to a gain of $0.4 million for the three months ended September 30, 2019. The 2020 loss was primarily due to the write-off of debt issuance costs related to the at-par term loan prepayments of $592.5 million in total.

Income Tax Expense

    Income tax expense in the three months ended September 30, 2020 was $9.9 million, a change of $4.0 million from an income tax expense of $5.9 million in the three months ended September 30, 2019. The change is primarily due to the higher federal and state tax expense based on the greater pretax income during the three months ended September 30, 2020.

Segments

	For the three months ended September 30,
(in thousands)	2020	2019	% Change
Net sales:
Drainage Pipe & Products	$256,597	$280,678	(8.6)%
Water Pipe & Products	200,960	183,848	9.3%
Corporate and Other	—	—	*
Total	$457,557	$464,526	(1.5)%

Gross profit (loss):
Drainage Pipe & Products	71,876	74,269	(3.2)%
Water Pipe & Products	54,402	27,864	95.2%
Corporate and Other	(5)	31	*
Total	$126,273	$102,164	23.6%

Segment EBITDA(1):
Drainage Pipe & Products	64,781	67,361	(3.8)%
Water Pipe & Products	46,994	25,557	83.9%
Corporate and Other	(30,606)	(17,147)	78.5%
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

Drainage Pipe & Products

Net Sales

Net sales in the three months ended September 30, 2020 were $256.6 million, a decrease of $24.1 million or 8.6% from $280.7 million in the three months ended September 30, 2019. The decrease was driven by lower shipments primarily due to less favorable weather conditions as compared to 2019, as well as our margin-enhancing "value before volume" commercial strategy, partially offset by higher average selling prices.

Gross Profit

    Gross profit in the three months ended September 30, 2020 was $71.9 million, a slight decrease of $2.4 million or 3.2% from $74.3 million in the three months ended September 30, 2019. The decrease was primarily due to lower shipment volumes, partially offset by higher average selling prices and manufacturing efficiencies.

Water Pipe & Products

Net Sales

    Net sales in the three months ended September 30, 2020 were $201.0 million, an increase of $17.1 million or 9.3% from $183.8 million in the three months ended September 30, 2019. The increase was primarily due to higher average selling prices while shipment volumes remained relatively flat.

Gross Profit

    Gross profit in the three months ended September 30, 2020 was $54.4 million, an increase of $26.5 million or 95.2% from $27.9 million in the three months ended September 30, 2019. The increase was primarily due to higher average selling prices, as well as manufacturing efficiencies.

Nine Months Ended September 30, 2020 as Compared to Nine Months Ended September 30, 2019

Total Company

    The following table summarizes certain financial information relating to our operating results for the nine months ended September 30, 2020 and September 30, 2019 (in thousands).

Statements of Income Data:	Nine months ended September 30, 2020	Nine months ended September 30, 2019	% Change

Net sales	$1,214,619	$1,166,603	4.1%
Cost of goods sold	924,025	936,820	(1.4)%
Gross profit	290,594	229,783	26.5%
Selling, general and administrative expenses	(164,573)	(165,265)	(0.4)%
Impairment and exit charges	(2,478)	(1,323)	87.3%
Other operating income, net	(447)	1,018	*
	(167,498)	(165,570)	1.2%
Income from operations	123,096	64,213	91.7%
Other income (expenses)
Interest expense	(60,502)	(73,720)	(17.9)%
Gain (loss) on extinguishment of debt	(11,481)	374	*
Earnings from equity method investee	8,220	8,959	(8.2)%
Income (loss) before income taxes	59,333	(174)	*
Income tax (expense) benefit	(17,457)	519	*
Net income	$41,876	$345	*
* Represents positive or negative change in excess of 100%

Net Sales

    Net sales for the nine months ended September 30, 2020 were $1,214.6 million, an increase of $48.0 million, or 4.1%, from $1,166.6 million in the nine months ended September 30, 2019. The increase in sales was the net of a $71.7 million increase in the Water Pipe & Products segment primarily driven by higher average selling prices, offset by a $23.7 million decrease in the Drainage Pipe & Products segment compared to prior year, primarily due to lower shipments caused by COVID-19-related project slowdowns, less favorable weather compared to the prior year, and our margin-enhancing "value before volume" commercial strategy, partially offset by higher average selling prices in both segments.

Cost of Goods Sold

    Cost of goods sold were $924.0 million for the nine months ended September 30, 2020, a decrease of $12.8 million, or 1.4%, from $936.8 million in the nine months ended September 30, 2019. The decrease in cost of goods sold was the net of a decrease of $26.1 million in the Drainage Pipe & Products segment primarily driven by the lower shipment volume for the reasons described above, offset by a $13.7 million increase in the Water Pipe & Products segment primarily driven by slightly higher shipment volume.

Gross Profit

    Gross profit was $290.6 million for the nine months ended September 30, 2020, an increase of $60.8 million, or 26.5%, from $229.8 million in the nine months ended September 30, 2019. Most of the increase in gross profit related to our Water Pipe & Products segment driven by higher average selling prices, slightly higher shipments, as well as a slight decline in raw material cost compared to prior year.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses were $164.6 million for the nine months ended September 30, 2020, a decrease of $0.7 million, or 0.4%, from $165.3 million in the nine months ended September 30, 2019.

Interest Expense

    Interest expense for the nine months ended September 30, 2020 was $60.5 million, a decrease of $13.2 million or 17.9% from $73.7 million in the nine months ended September 30, 2019. The decrease was primarily due to both lower LIBOR and lower outstanding debt balances in the nine months ended September 30, 2020 compared to prior year, partially offset by the incremental interest expense from the $500 million senior secured notes at a higher rate that were issued in July 2020.

Gain (Loss) on Extinguishment of Debt

    The loss on extinguishment of debt for the nine months ended September 30, 2020 was $11.5 million compared to a gain of $0.4 million for the nine months ended September 30, 2019. The 2020 loss is primarily due to the write-off of debt issuance costs related to the at-par term loan prepayments of $592.5 million in total.

Income Tax (Expense) Benefit

    Income tax expense in the nine months ended September 30, 2020 was $17.5 million, a change of $18.0 million from an income tax benefit of $0.5 million in the nine months ended September 30, 2019. The change is primarily due to the higher federal and state tax expense based on the greater pretax income during the nine months ended September 30, 2020, as well as additional expense related to the federal and state valuation allowance for the same period.

Segments

	For the nine months ended September 30,
(in thousands)	2020	2019	% Change
Net sales:
Drainage Pipe & Products	$662,427	$686,092	(3.4)%
Water Pipe & Products	552,192	480,511	14.9%
Corporate and Other	—	—	*
Total	$1,214,619	$1,166,603	4.1%

Gross profit (loss):
Drainage Pipe & Products	165,824	163,419	1.5%
Water Pipe & Products	124,747	66,746	86.9%
Corporate and Other	23	(382)	*
Total	$290,594	$229,783	26.5%

Segment EBITDA(1):
Drainage Pipe & Products	148,247	141,424	4.8%
Water Pipe & Products	109,584	59,271	84.9%
Corporate and Other	(70,726)	(54,195)	30.5%

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

Drainage Pipe & Products

Net Sales

Net sales in the nine months ended September 30, 2020 were $662.4 million, a slight decrease compared to $686.1 million in the nine months ended September 30, 2019. Lower shipments due primarily to project slowdowns caused by COVID-19, less favorable weather compared to the prior year, and our margin-enhancing "value before volume" commercial strategy, were partially offset by higher average selling prices.

Gross Profit

    Gross profit in the nine months ended September 30, 2020 was $165.8 million, an increase of $2.4 million or 1.5% from $163.4 million in the nine months ended September 30, 2019. The increase was primarily due to higher average selling prices and manufacturing efficiencies, partially offset by lower shipment volumes.

Water Pipe & Products

Net Sales

    Net sales in the nine months ended September 30, 2020 was $552.2 million, an increase of $71.7 million or 14.9% from $480.5 million in the nine months ended September 30, 2019. The increase was due primarily to higher average selling prices as well as higher shipment volumes.

Gross Profit

    Gross profit in the nine months ended September 30, 2020 was $124.8 million, an increase of $58.1 million, or 86.9% from $66.7 million in the nine months ended September 30, 2019. The increase was primarily due to higher average selling prices, manufacturing efficiencies and lower raw material cost as well as slightly higher volumes.

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
    As of September 30, 2020 and December 31, 2019, we had approximately $32.8 million and $34.8 million of cash and cash equivalents, respectively, of which $12.1 million and $12.6 million, respectively, were held by foreign subsidiaries. All of the cash and cash equivalents as of September 30, 2020 and December 31, 2019 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.

    We have a tax receivable agreement with Lone Star that provides for the payment by us to Lone Star of specified amounts in respect of any cash savings as a result of the utilization of certain tax benefits. The actual utilization of the relevant tax benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. However, we expect that the payments we make under the tax receivable agreement could be substantial. The tax receivable agreement also includes provisions which restrict the incurrence of debt and that require that we make an accelerated payment to Lone Star equal to the present value of all future payments due under the tax receivable agreement, in each case under certain circumstances. Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. See Note 14, Commitments and contingencies, to the condensed consolidated financial statements for additional information regarding the tax receivable agreement. Our forecasted payments under the tax receivable agreement in 2020, pertaining to the 2019 tax year, are expected to be in the range of $8 to $10 million. During the nine months ended September 30, 2020, we paid $4.4 million on the tax receivable agreement to Lone Star. We expect that future annual payments under the tax receivable agreement will decline each year in accordance with our tax basis depreciation and amortization schedule unless future unplanned transactions result in an acceleration of our tax benefits under the agreement.

    During the nine months ended September 30, 2020, we voluntarily prepaid $143.7 million of our senior term loan. In addition, we prepaid $492.5 million of our senior term loan using the net proceeds from the offering of $500 million senior secured notes, as further described below. As of September 30, 2020, we had $477.8 million outstanding balance under our senior term loan as amended, or the Term Loan, and no borrowings outstanding under the Revolver. Availability under the Revolver, based on draws, outstanding letters of credit of $26.8 million, as well as allowable borrowing base as of September 30, 2020, was $250.6 million.

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

    The Revolver and the Term Loan contain customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict our ability to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The Revolver contains a financial covenant restricting us from allowing our fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the Revolver falls below a threshold. The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization, less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness). The Term Loan does not contain any financial covenants. Obligations under the Revolver and the Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). As of September 30, 2020, we were in compliance with all applicable covenants under the Revolver and the Term Loan.

On July 16, 2020, two of our subsidiaries, Forterra Finance, LLC and FRTA Finance Corp., completed the issuance of $500 million senior secured notes, or the Notes, that are due July 15, 2025. The Notes have a fixed annual interest rate of 6.50%. Obligations under the Notes are guaranteed by us and our existing and future subsidiaries (other than the issuers) that guarantee the Term Loan and the obligations of the U.S. borrowers under the Revolver. The Notes and the related guarantees are secured by first-priority liens on the collateral that secures the Term Loan on a first-priority basis (which is generally all assets other than those that secure the Revolver on a first-priority basis as set forth below) and second-priority liens on the collateral that secures the Revolver on a first-priority basis (which is generally inventory, accounts receivable, deposit accounts, securities accounts, certain intercompany loans and related assets), which second-priority liens is ratable with the liens on such assets securing the obligations under the Term Loan and junior to the liens on such assets securing the Revolver. Upon closing, we used the net proceeds from this offering to repay $492.5 million of the principal amount of the Term Loan at par, plus accrued interest.

Parent Issuer and Subsidiary Guarantor Summarized Financial Information

The following information contains the summarized financial information for the parent (Forterra, Inc.) and subsidiary guarantors.

This consolidated summarized financial information has been prepared from the Company's financial information on the same basis of accounting as the Company's consolidated financial statements. Transactions between the parent and subsidiary guarantors presented on a combined basis have been eliminated. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Certain costs have been partially allocated to all of the subsidiaries of the Company.

The subsidiary guarantors are 100% owned by the Company. All guarantees are full and unconditional and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its U.S. subsidiaries, including the guarantors.

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows (in thousands):

	Parent - Forterra, Inc. and Subsidiary Guarantors

	September 30, 2020	December 31, 2019
Current assets	$496,277	$459,437
Intercompany payable to non-guarantor subsidiaries	8,280	6,087
Non-current assets	1,125,596	1,175,697
Current liabilities	269,934	217,766
Non-current liabilities	1,257,901	1,383,697

	Parent - Forterra, Inc. and Subsidiary Guarantors

	Nine months ended September 30, 2020	Year ended December 31, 2019
Net sales	$1,155,230	$1,448,492
Gross profit	269,754	272,489
Income before taxes	49,035	21,557
Net income	34,959	14,813

Cash Flow Information

    The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented (in thousands):

	For the nine months ended
	September 30, 2020	September 30, 2019
Statement of Cash Flows data:
Net cash provided by operating activities	$162,627	$65,722
Net cash used in investing activities	(4,776)	(33,741)
Net cash used in financing activities	(159,530)	(24,380)

Net Cash Provided by Operating Activities

    Net cash provided by operating activities was $162.6 million in the nine months ended September 30, 2020, compared to $65.7 million in the nine months ended September 30, 2019. Changes between the periods are primarily due to the increase in income from operations, as well as the improvements in our working capital.

Net Cash Used in Investing Activities

    Net cash used in investing activities was $4.8 million in the nine months ended September 30, 2020, due to $15.5 million of capital expenditures, partially offset by $10.7 million proceeds from sale of fixed assets. Net cash used in investing activities was $33.7 million in the nine months ended September 30, 2019, primarily due to capital expenditures of $33.5 million and the acquisition of Buckner assets of $10.8 million, partially offset by $10.6 million proceeds from sale of fixed assets.

Net Cash Used in Financing Activities

    Net cash used in financing activities was $159.5 million in the nine months ended September 30, 2020 primarily due to $644.9 million repayments of principal on the Term Loan and $11.3 million payment of debt issuance costs, partially offset by proceeds from senior secured notes of $500.0 million. Net cash used in financing activities was $24.4 million for the nine months ended September 30, 2019 due primarily to $25.1 million repayments of principal on the Term Loan.

Secondary Public Offering

    On September 21, 2020, Forterra US Holdings, LLC (the “Selling Stockholder”), an affiliate of Lone Star, sold 10,000,000 shares of our common stock at $13.50 per share. The Selling Stockholder also granted the underwriters an option for a period of 30 days to purchase up to an additional 1,500,000 shares of our common stock. On October 13, 2020, the underwriters exercised their option to purchase an additional 200,000 shares of our common stock. As a result of the sale, the aggregate beneficial ownership of Lone Star decreased from 68.9% to 53.2% of our outstanding shares of common stock as of October 13, 2020, and we remain a “controlled company” within the meaning of Nasdaq corporate governance standards. We did not receive any proceeds from the sale of the common stock by the Selling Stockholder.

Capital Expenditures

    Under normal circumstances, our annual sustaining capital expenditures would average $45.0 million to $55.0 million. However, as a precautionary measure in response to the COVID-19 pandemic and in order to preserve liquidity, we delayed some non-essential capital spending projects during the second quarter. During the third quarter, given the improvements in cash generation and liquidity, we resumed capital spending projects. Total capital expenditures were $15.5 million and $33.5 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The majority of our planned capital spending now is related to equipment, such as plant and mobile equipment, upgrade and expansion of existing facilities, and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

    In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments. As of September 30, 2020, outstanding stand-by letters of credit amounted to $26.8 million.

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

Interest Rate Risk

    Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. During March 2020, the Company entered into an interest rate swap transaction with a notional value of $400 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  We agreed to pay a fixed rate of interest of 1.08% and receive floating rate of interest indexed to one-month LIBOR, subject to a minimum of 1.00%, with monthly settlement terms with the swap counterparty. The swap has a 30-month term and expires on September 30, 2022. At September 30, 2020, we estimate that a 1% increase in the rates relating to our floating rate debt would increase annual interest requirements by approximately $5.8 million.

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

Foreign Currency Risk

    Approximately 4.9% of our net sales for the nine months ended September 30, 2020, were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the nine months ended September 30, 2020, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.6 million. This may differ from actual results depending on the levels of net sales outside of the U.S.

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

    At September 30, 2020, we had an individual customer within our Water Pipe & Products segment that accounted for more than 10% of total net sales for the nine months ended September 30, 2020. The customer represented approximately 16% of our total net sales for the nine months ended September 30, 2020, and amounts receivable from the customer at September 30, 2020 represented approximately 17% of our total receivables, net.

    The COVID-19 pandemic may increase our risk of, or exposure to, credit losses. See Note 2, Summary of significant accounting policies, to the condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2020.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces many risks and uncertainties that we cannot control. The risk factors described in Part I, Item 1A. "Risk Factors" of our 2019 10-K, as supplemented in our Quarterly Reports on Form 10-Q for the quarters ended March 31 ,2020 and June 30, 2020, and as further supplemented below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. The potential effects of the COVID-19 pandemic could also impact, or amplify, many of the risk factors included in our 2019 10-K. However, given the unpredictable and unprecedented nature of the pandemic, the potential impact it could have remains uncertain. Additionally, other risks that we do not presently know about, or that we presently believe are not material, could also adversely affect us.

Our business, results of operations, financial condition, cash flows and stock price have been and in the future may be adversely affected by the COVID-19 pandemic.

    Our operations and business have been adversely affected and could in the future be materially and adversely affected, whether directly or indirectly, by the COVID-19 pandemic and the resulting weakening of economic conditions in the United States and eastern Canada. Local, state, provincial and federal governmental authorities initially responded to the pandemic by implementing increasingly stringent measures in geographies where we operate to help control the spread of the virus, including restrictions on movement such as quarantines, “shelter in place,” “stay at home” orders, and travel restrictions, as well as restricting or prohibiting outright some or all forms of commercial and business activity, and other restrictions, including closures of school and childcare facilities. Although we were and have continued to be categorized as “essential” and therefore permitted to operate our facilities consistent with applicable local, state, provincial and federal orders, any changes in these governmental orders, including the imposition of new orders, changes to the extent or the duration thereof, or any further, more severe, actions taken by governmental authorities or that we may choose to take whether required or not could have a material adverse effect on our operations.

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

    The COVID-19 pandemic, including any actions we have taken in response, has disrupted our internal operations, including by heightening the risk that a significant portion of our workforce will suffer illness or otherwise not be permitted or be unable to work, and required that certain of our employees work remotely, which has heightened certain risks, including those related to cybersecurity and internal controls. For example, during the second quarter of 2020, a small number of employees tested positive for COVID-19, which required us to temporarily close a small number of our manufacturing facilities, and during the third quarter we have continued to experience small numbers of employees who test positive for COVID-19 and are required to quarantine. Additionally, we cannot predict whether these conditions and concerns will continue or whether we will experience more significant or frequent disruptions in the future, including the complete closure of one or more of our facilities. In addition, in the event demand for our products is significantly reduced as a result of the COVID-19 pandemic and related economic impacts, we may need to assess different corporate actions and cost-cutting measures, including reducing our workforce or closing one or more facilities, and these actions could cause us to incur costs and expose us to other risks and inefficiencies, including whether we would be able to rehire our workforce or recommence operations at a given facility if our business experiences a subsequent recovery.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit
4.1	Indenture, dated as of July 16, 2020 among Forterra Finance, LLC, FRTA Finance Corp., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	(a)

4.2	Form of Global Note for 6.50% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.1 hereto).	(a)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	*

104.1	Cover page interactive data file - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline XBRL (included as Exhibit 101).	*

*	Filed herewith
^	Exhibit 32.1 shall not be deemed filed with the SEC, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(a)	Previously filed on July 17, 2020 as an exhibit to the Company's Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTERRA, INC.
(Registrant)

	/s/ Karl Watson, Jr.	October 29, 2020
By:	Karl Watson, Jr.
Chief Executive Officer
(Principal Executive Officer)

	/s/ Charles R. Brown, II	October 29, 2020
By:	Charles R. Brown, II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)