Form 10-K
period 2020-12-31
Forterra, Inc.
filed 2021-02-25
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[☒] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [☒]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [☐ ] No [☒]

As of February 22, 2021, 66,263,762 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding. The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant was approximately $212,488,000, based upon the closing market price of $11.16 per share of common stock on the Nasdaq Global Select Market as of June 30, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•the availability and price of the raw materials and other inputs we use in our business;

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

•our ability and that of the customers with which we work to retain and attract additional skilled and non-skilled technical or sales personnel;

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

•risks associated with merger transactions generally, such as the inability to obtain, or delays in obtaining, required approvals under applicable anti-trust legislation and other regulatory and third party consents and approvals;

•the failure to consummate or delay in consummating the merger for other reasons;

•the risk that a condition to closing of the merger may not be satisfied;

•the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;

•the outcome of any legal proceedings that may be instituted following announcement of the merger;

•failure of Parent to obtain the financing required to consummate the merger;

•failure to retain our key management and employees;

•issues or delays in the successful integration of our operations with those of Parent, including incurring or experiencing unanticipated costs and/or delays or difficulties;

•unfavorable reaction to the merger by customers, competitors, suppliers and employees; and

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

Recent Developments

    On February 19, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Quikrete Holdings, Inc., a Delaware corporation, or Parent, and Jordan Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent, or Merger Sub. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into the Company, or the Merger, with us surviving the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger, each issued and outstanding share of common stock of the Company (other than (i) any shares held in the treasury of the Company or owned, directly or indirectly, by Parent, Merger Sub or any wholly-owned subsidiary of the Company immediately prior to the Effective Time, (ii) shares that are subject to any vesting restrictions (“Company Restricted Shares”) granted under the Company’s stock incentive plans, (iii) any shares owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be automatically canceled and converted into the right to receive $24.00 in cash, without interest (the “Merger Consideration”), subject to deduction for any required withholding tax. See Item 7, Management's Discussion and Analysis, Overview for a more fulsome description of the Merger, the Merger Agreement and its terms and expected impact on our business.

General

    We are a manufacturer of concrete pipe and precast products and ductile iron pipe in the United States and Eastern Canada for a variety of essential water-related infrastructure applications. Our products and services are used in the construction, maintenance, repair and replacement of water drainage, distribution and transmission systems.

    Our manufacturing and distribution network allows us to serve most major markets in the United States and Eastern Canada. We operate 77 active manufacturing facilities with capacity that allows us to serve our customers' needs.

    We manufacture both water drainage pipe and precast structures (used primarily for storm water and drainage applications) and water transmission and distribution pipe (used primarily to transport potable water and as a component of wastewater systems) and believe our complementary product portfolio is well positioned to serve both (i) the storm water and wastewater infrastructure market and (ii) the potable water transmission and distribution market. We serve a diverse set of end markets, including infrastructure, residential, and non-residential construction, which allows us to benefit from both secular and cyclical growth across each of these end-markets. The infrastructure, residential, and non-residential end markets in the United States and Eastern Canada have different growth drivers and operating dynamics, and the cyclical performance of these markets has historically been staggered during different stages of the broader economic cycle serving to mitigate the cyclical impact of any one single market on our business. In addition, given the nature of water as a basic necessity, municipalities generally repair and replace their existing water and wastewater infrastructure.

     Our operational strategy is focused on our five improvement pillars:

•Health and Safety — Prioritizing the health and safety of our employees above anything else; our most productive facilities should be our safest

•Plant-level Operational Discipline — Making daily improvements using our manufacturing/process know-how to drive efficiencies with disciplined financial investment

•Enhanced Commercial Capabilities—Investing in our sales force to expand capabilities and better inform our customers of our compelling value proposition

•Working Capital Efficiency—Having the right levels of inventory in the right places at the right times and aligning our accounts receivable and accounts payable cycles

•G&A Effectiveness—Delivering deeper information faster and at a lower cost so operators can make better business decisions

Our solid execution on these five pillars has produced, and we believe will continue to produce, the earnings and cash flows to continue to reduce our net leverage ratio to our stated mid-term target of 3.0x to 3.5x earnings. Our organic growth strategy is focused on leveraging our operations, customer service and product innovation capabilities, as well as our product breadth and scale, to sell our products to existing customers, to increase penetration and project wins and to gain market share through new customers. Operationally, we continue to focus on efficiency and productivity improvements to reduce costs and drive unit margin improvements. We periodically evaluate our existing business and acquisition opportunities to complement our organic growth or enhance our scale, geographic footprint and product portfolio while simultaneously considering and making strategic divestitures or changes in our manufacturing footprint to optimize our portfolio. See Note 3 to our consolidated financial statements for a more detailed discussion of our recent acquisitions and divestitures.

Our Segments

    Drainage Pipe & Products. We are the largest producer of concrete drainage pipe and precast products by sales volume in the United States and Eastern Canada. In addition, we also produce concrete pressure pipe in Eastern Canada. We operate 62 active manufacturing facilities across multiple states and a Canadian province. These facilities provide us with a local presence and the necessary proximity to our customers to minimize delivery times and distribution costs to the markets we serve. We believe our product offering creates value for our customers as it eliminates the need to engage multiple suppliers of storm water and wastewater-related products for a single project, enabling them to maximize efficiency and meet more aggressive timetables. We also have the ability to custom-build products to complex specifications and regulations.

Drainage pipe has residential, non-residential and infrastructure applications. It is primarily used for storm water applications, such as storm drains for roads and highways, and for residential and non-residential site developments. In addition, drainage pipe is used for sanitary sewers, low-pressure sewer force mains, tunneled systems, treatment plant piping and utility tunnels.

    Water Pipe & Products. We are the largest producer of ductile iron pipe, or DIP, by sales volume in the United States. Utilizing the U.S. Pipe brand, we manufacture a number of products used for the transmission of potable water and wastewater in pipe diameters typically ranging from three to 64 inches. Our product breadth and depth and our technical service address a range of our customers' water transmission and distribution needs. Our 15 manufacturing facilities are located across the United States, with swing capacity available to support increased production levels as appropriate to satisfy increased demand.

Key Segments	Drainage Pipe & Products	Water Pipe & Products
Products
Product Applications	Storm water and wastewater infrastructure	Potable and wastewater transmission and distribution
Primary Market Channels	- Direct to Contractors - Distributors	- Distributors - Direct to Contractors, Municipalities and Utilities Waterworks
# of Active Manufacturing Facilities	62	15

    Corporate and Other. Corporate, general and administrative expenses not allocated to our revenue-generating segments, such as certain shared services, executive and other administrative functions.

Our Industry and Core End Markets

    We serve a range of infrastructure-related end markets. Based on the source of funding, we classify these construction markets into infrastructure/municipal, residential and non-residential.

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

A large proportion of U.S. water infrastructure is approaching, or has already reached, the end of its useful life. According to The American Society of Civil Engineers, or ASCE, many drinking water pipes in the U.S. were laid from 1900 to 1950. Today, aging pipelines contribute to the estimated 240,000 water main breaks per year in the U.S., wasting over two trillion gallons of treated drinking water. Additionally, lead pipes and fixtures, which were commonly installed through the mid-20th century, are still in service in some cities. The American Water Works Association estimated that the need for buried drinking water infrastructure in the U.S. through 2050 totals nearly $1.7 trillion, about 54% of which is needed for replacement of existing infrastructure and the balance being necessary to accommodate population growth and migration over that period. ASCE gave the U.S. wastewater infrastructure a grade of D+ and, in 2017, estimated that 56 million new users would be connected to centralized treatment systems over the next 15 years requiring at least $271 billion to meet current and future demands and to upgrade existing infrastructure. Likewise, the ASCE grades the U.S. surface transportation (roads, bridges, and transit) infrastructure D/C+/D- and has identified over $1 trillion in additional spending needed to repair and upgrade existing structures as well as construction of new facilities to accommodate growth through 2025. As the leader in our respective markets serving the water related infrastructure industry, we believe we are well positioned to benefit from this much needed spending to repair and upgrade U.S. infrastructure.

Residential Construction

    Residential construction includes single family homes and multi-family units such as apartments and condominiums. In this end market, our products are primarily used during the new lot development phase of construction. New residential housing starts provide a strong leading indicator of increased activity in the residential construction market for water transmission, wastewater and drainage systems. Demand for residential construction is influenced by demographic and population shifts, mortgage interest rates, and the ability of builders to obtain skilled labor. U.S. residential new construction peaked in 2006 before experiencing a downturn from 2007 to 2011. Since 2011, the recovery of residential new construction has translated into increased demand for our products and we believe we are well-positioned to capitalize as and to the extent this trend continues. In 2020, total annual housing starts in the United States increased to 1.7 million, an increase of 5.2% above 2019 housing starts according to the U.S. Census Bureau and the U.S. Department of Housing and Urban Development. Since 1974, annual additions to the housing supply exceeded household growth by an average of 30% to accommodate replacement of older units, demand for second homes, geographic shifts in the population, and a normal amount of vacancies. However, for most of the last decade, housing production has barely kept pace with household formation. We believe this indicates there is significant pent up demand for housing and that the market will see continued growth. The Joint Center for Housing Studies of Harvard University estimates annual construction should now be on the order of 1.5 million units, or about 210,000 higher than in 2019.

Non-residential Construction

Non-residential construction includes all privately financed construction other than residential structures. Revenues in this end-market are driven largely by new United States non-residential construction, for which demand is generally driven by job growth, vacancy rates, private infrastructure needs and demographic trends. Our products in this end market tend to be utilized primarily in shopping centers and similar types of suburban development as opposed to development of large office buildings, and we believe that the demand for suburban development should be stable to growing over the short to medium term. The supply of non-residential construction projects is also affected by the availability and cost of funding.

Our Products

Drainage Pipe & Products Segment

    We manufacture drainage pipe and precast products in the United States and Eastern Canada. We also manufacture concrete pressure pipe products in Eastern Canada. Drainage pipe has residential, non-residential and infrastructure applications. It is primarily used for storm water applications, such as storm drains for roads and highways, and for residential and non-residential site developments. In addition, drainage pipe is used for sanitary sewers, low-pressure sewer force mains, tunneled systems, treatment plant piping and utility tunnels.

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

    In addition to our operations, we have a 50% equity interest in Concrete Pipe & Precast LLC, or CP&P, a joint venture with Eagle Corporation. CP&P operates 12 plants that serve the Mid-Atlantic and Southeastern United States. CP&P manufactures drainage pipe and precast concrete products and sells those products to similar types of customers as the ones to which we market. See Note 6 to our consolidated financial statements for additional information regarding CP&P.

Water Pipe & Products Segment

    Utilizing the U.S. Pipe brand, we manufacture a number of products used for the transmission of potable water and wastewater in pipe diameters ranging from three to 64 inches.

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

Water Pipe & Products Segment

    Our water transmission pipe products are sold to some of the largest waterworks distributors and contractors. Our Water Pipe & Products segment has significant sales through distributors, including Core & Main, a key customer that accounted for 16% and 15% of our consolidated net sales in 2020 and 2019, respectively. We also sell to utility contractors that work on new or replacement pipeline projects, primarily in the East, South and Midwest of the United States. DIP is typically shipped within a radius of 1,000 miles and concrete pressure pipe is typically shipped within a radius of 500 miles from our manufacturing facilities.

Competition

Drainage Pipe & Products Segment

    Our competitors in our Drainage Pipe & Products Segment include Rinker Materials (a division of the QUIKRETE Companies) and Oldcastle Infrastructure (a unit of CRH plc), as well as numerous regional and local manufacturers. Additionally, our drainage pipe products compete with high density polyethylene, or HDPE, and polypropylene pipe products where such materials would serve as an appropriate substitute for our product.

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

    We maintain in-house technical sales, engineering and field service teams which provide customers technical expertise and support to assist them in finding the right product or solution for their specific need. Each of our operating segments has its own sales force. Overall, we employ more than 300 sales and related support professionals. Our sales force and customer service functions are staffed by experienced professionals who have been trained in our product lines, processes and systems, and who maintain touch points with engineers, contractors, builders, and distributors. Additionally, we have a staff of more than 130 engineers that we employ to work in concert with our sales force to help develop effective product solutions for our customers.

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

    To manufacture DIP, fabricated products and fittings, we purchase scrap metal directly from qualified scrap sources near our foundry sites in the United States and Mexico. We utilize certain categories of scrap metal, primarily shredded automobile bodies, plate & structural, and cast iron. We purchase foundry coke from two merchant coke producers in the United States, both located in Birmingham, Alabama. Major alloys and additives are procured from both domestic and foreign sources based on a semiannual bid process.

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

Employees

    As of December 31, 2020, we had 4,581 employees, or team members, 1,371 of which were salaried and 3,210 of which were hourly. Of the total number of team members, 4,053 were located in the United States, 283 were located in Canada and 245 were located in Mexico. The number of hourly workers we employ varies to match our labor needs during periods of fluctuating demand and varies seasonally in certain regions. We also employ temporary workers as needed to meet production goals.

    As of December 31, 2020, approximately 33% of our workforce is covered by collective bargaining agreements, and approximately 24% of these team members are included in collective bargaining agreements that expire within one year of December 31, 2020. We have not had any recent union-organized work stoppages in the United States, Canada or Mexico. We believe that we have good relationships with our team members and with the unions representing our team members.

Health and Safety

We believe there is nothing more important than the health, safety and wellness of our team members; we believe this commitment is both a moral imperative and is fundamental to driving success in our business. We are committed to providing a safe and healthy working environment for our team members and are constantly looking for ways to improve our facilities and processes in order to better serve these goals. We also provide team members and their families with access to programs that promote their health and wellness, including wellness and disease prevention programs, employee assistance programs, and comprehensive health care benefits. In response to the COVID-19 pandemic, we implemented numerous policies and initiatives to assure that our team members, many of whom were essential infrastructure workers, could operate in an environment that promoted each individual’s health and safety, to provide paid leave and other benefits to employees directly impacted by the pandemic, and to allow those team members whose roles enabled them to work from home to do so.

Compensation and Benefits

In order to attract, retain, and engage our team members to drive our success, we provide compelling compensation and benefit programs that are competitive in our markets. Our programs include a combination of some or all of the following: competitive market-based pay, bonuses, stock awards, defined contribution retirement plans with Company matching contributions, including an additional discretionary contribution to all participants in 2020 to reward excellent performance, healthcare and insurance benefits, health savings and flexible spending accounts, wellness programs, company-paid life insurance, paid time off, family leave, employee assistance programs, tuition assistance, flexibility to allow work from home in certain situations including in response to the COVID-19 pandemic, reimbursement for some health and fitness programs, and many others.

These benefits can vary in our Canada and Mexico locations based on local availability and regulations. We are committed to ensuring equal pay for equal work regardless of gender, race or ethnicity.

Talent Development

We know that our continued success depends on our ability to engage with our team members and grow them into the future leaders our business needs. To that end, we have implemented robust learning management tools and are focused on developing our team members. Recent areas of focus have included implementation of a comprehensive program to develop skills for our sales professionals as well as development of a front-line leader training system for our plant-level supervisors. In addition, we periodically conduct an survey to determine where our team members are engaged and where we can improve.

Diversity and Inclusion

One of our core values is respect for people, and that includes providing a workplace that is committed to valuing diversity and inclusion of people of all backgrounds, regardless of race, ethnicity, gender, age, religious belief, disability, sexual orientation, gender identity, or cultural background. As of December 31, 2020, underrepresented minorities (defined as those individuals who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races) represented 49.35% of our team members, and women represented approximately 9.9% of our workforce.

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

Environmental, Health and Safety Matters

    We are subject to a broad range of federal, state, provincial, local and foreign laws and regulations governing health and safety or the protection of the environment and natural resources, including, for example:

•the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws that impose requirements for the generation, handling, transportation, treatment, storage, disposal and cleanup of waste from our operations;

•the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as “Superfund,” and comparable state laws that govern the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations which we have sent waste for disposal;

•the federal Clean Water Act, or CWA, and analogous state laws and regulations that can impose detailed permit requirements and strict controls on discharges of waste water from our facilities; and

•the federal Clean Air Act, or CAA, and comparable state laws and regulations that impose obligations related to air emissions, including federal and state laws and regulations to address greenhouse gas, or GHG, emissions.

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

    Our consolidated financial statements include estimated liabilities for future costs arising from environmental issues relating to our properties and operations. As of December 31, 2020, the Company had accrued environmental liabilities of approximately $1.6 million. See Note 2 to the consolidated financial statements.

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

Item 1A. RISK FACTORS

Our business, operations and financial condition are subject to various risks and uncertainties. We have described below significant factors that may adversely affect our business, operations, financial performance and condition or industry. Additionally, the COVID-19 pandemic has amplified many of the other risks discussed below to which we are subject and, given the unpredictable, unprecedented, and fluid nature of the pandemic, it may also materially and adversely affect our business, financial condition, and operating results in ways that are not currently anticipated by or known to us or that we do not currently consider to present material risk.
Additionally, the COVID-19 pandemic has amplified many of the other risks discussed below to which we are subject and, given the unpredictable, unprecedented, and fluid nature of the pandemic, it may also materially and adversely affect our business, financial condition, and operating results in ways that are not currently anticipated by or known to us or that we do not currently consider to present material risk. You should carefully consider these factors, together with all of the other information in this Annual Report on Form 10-K and in other documents that we file with the SEC, before making any investment decision about our securities. These risks and uncertainties are not the only ones we face. Additional risk and uncertainties presently unknown to us or currently deemed immaterial also may impair our business operations. Adverse developments or changes related to any of the factors listed below or others could materially and adversely affect our business, financial condition, results of operations, future prospects and growth.

Risk Factor Summary

This risk factor summary contains a high-level overview of certain of the principal factors and uncertainties that make an investment in our securities risky, including risks related to our industry and end markets; risks related to our business; production, supply chain and systems related risks; employee specific risks; miscellaneous business risk; indebtedness and liquidity related risks; risks related to the proposed merger; risks related to ownership of our common stock; and risks related to our tax receivable agreement. The following summary is not complete and should be read together with the more detailed discussion of these and the other factors and uncertainties that follows before making an investment decision regarding our securities. The principal factors and uncertainties that makes an investment in our securities risky include:

Risks Related to Our Industry and End Markets

•Our business is based in significant part on government-funded infrastructure projects and building activities, and any reductions or re-allocation of spending or related subsidies in these areas could have a material adverse effect on us.
•Residential and non-residential construction activity is cyclical and influenced by many factors, and any reduction in the activity in one or both of these markets could have a material adverse effect on us.
•We engage in a highly competitive business and any failure to effectively compete could have a material adverse effect on us.
•Changes in construction activity levels in Texas could have a material adverse effect on us.

Risks Related to Our Business

•Our business, results of operations, financial condition, cash flows and stock price have been and in the future may be adversely affected by the COVID-19 pandemic.
•Our dependence on key customers with whom we do not have long-term contracts and consolidation within our customers’ industries could have a material adverse effect on us.
•The seasonality of our business and its susceptibility to severe and prolonged periods of adverse weather and other conditions could have a material adverse effect on us.

Production, Supply Chain and Systems Related Risks

•Decreased availability of or increases in the cost of raw materials, including through the impacts of trade policy, could have a material adverse effect on us.

•A material disruption or capacity constraints at one or more of our manufacturing facilities or in our supply chain could have a material adverse effect on us.
•Delays in construction projects and any failure to manage our inventory could have a material adverse effect on us.

Employee Specific Risks

•Labor disruptions and other union activity could have a material adverse effect on us.
•We depend on the services of key executives and any inability to attract and retain key management personnel could have a material adverse effect on us.
•Any failure by us or the contractors with which we work to retain and attract necessary personnel or contract labor could have a material adverse effect on us.

Miscellaneous Business Risks

•Cybersecurity attacks may threaten our confidential information, disrupt operations and result in harm to our reputation and adversely impact our business and financial performance.
•Legal and regulatory claims and proceedings could have a material adverse effect on us.
•Any inability to successfully acquire businesses in the future could have a material adverse effect on us.

Indebtedness and Liquidity Related Risks

•The terms of our debt could have a material adverse effect on us.
•Our current indebtedness and any future indebtedness we may incur could have a material adverse effect on us.
•Credit and non-payment risks of our customers could have a material adverse effect on us.

Risks Related to the Proposed Merger

•We may not complete the proposed merger within the time frame we anticipate or at all, which could adversely affect our business.
•Our business is subject to restrictions while the merger is pending.
•The announcement and pendency of the merger may disrupt business relationships, lead to employee departures, or otherwise adversely affect our business.

Risks Related to Ownership of Our Common Stock

•The trading price of our common stock has been and may in the future be volatile and could decline substantially.
•The coverage of our business or our common stock by securities or industry analysts or the absence thereof could adversely affect our stock price and trading volume.

Risks Related to Our Tax Receivable Agreement

•We will be required to pay Lone Star for certain tax benefits, and these amounts are expected to be material.
•We will not be reimbursed for any payments made to Lone Star under the tax receivable agreement in the event that the tax benefits are disallowed.

Risks Related to Our Industry and End Markets

Our business is based in significant part on government-funded infrastructure projects and building activities, and any reductions or re-allocation of spending or related subsidies in these areas could have a material adverse effect on us.

Our business depends heavily on government spending for infrastructure and other similar building activities. As a result, demand for many of our products is heavily influenced by U.S. and Canadian federal government fiscal policies and tax incentives and other subsidies, as well as state and municipal funding of projects. The infrastructure projects in which we participate are typically funded directly by governments and/or privately-funded but are otherwise tied to or impacted by government policies and spending measures. Government infrastructure spending and governmental policies with respect thereto depend primarily on the availability of public funds, which is influenced by many factors, including governmental budgets, public debt levels, interest rates, existing and anticipated and actual federal, state, provincial and municipal tax revenues, government leadership and the general political climate, as well as other general macroeconomic and political factors. In addition, U.S. federal government funds may only be available based on states’ willingness to provide matching funding, and state funding may not be available, particularly in light of the negative impact of the COVID-19 pandemic on state budgets. As a result, the American Road and Transportation Builders Association forecasts transportation construction activity to decline 5.5 percent in 2021. Government spending is often approved only on a short-term basis and some of the projects in which our products are used require longer-term funding commitments. If government funding is not approved or funding is lowered, whether as a result of poor economic conditions, lower than expected revenues, competing spending priorities or other factors, it could limit infrastructure projects available, increase competition for projects, result in excess inventory and decrease sales, any of which could adversely affect the profitability of our business.

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

Historically, demand for our products has been closely tied to residential construction and non-residential construction in the United States and Eastern Canada. Our success and future growth prospects depend, to a significant extent, on conditions in these two markets and the degree to which these markets are strong in the future.

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

We cannot control the foregoing factors, we cannot be certain that residential and non-residential construction activity will remain at current levels, and there can be no assurances regarding whether any growth in these markets can be sustained. If construction activity in our markets, and more generally, does remain at current levels, or if there are future downturns, whether locally, regionally or nationally, it could have a material adverse effect on our business, financial condition and results of operations.

We engage in a highly competitive business and any failure to effectively compete could have a material adverse effect on us.

The markets in which we sell our products are highly competitive. We face significant competition from, depending on the segment or product, domestic and imported products produced by local, regional, national and international building product manufacturers, as well as privately owned single-site enterprises. Due in part to the costs associated with transporting our products to our customers, many of our sub-markets are relatively fragmented and include a number of regional competitors. Our competitors include Rinker Materials (a division of QUIKRETE) and Oldcastle Infrastructure (a division of CRH plc), as well as numerous regional and local competitors, in our Drainage Pipe & Products segment and McWane, Inc. and American Cast Iron Pipe Company in our Water Pipe & Products segment, particularly with respect to DIP.

Competition among manufacturers in our markets is based on many factors with significant emphasis on price. Our competitors may sell their products at lower prices because, among other things, they possess the ability to manufacture or supply similar products and services more efficiently or at a lower cost or have built a superior sales or distribution network. Some of our competitors may have access to greater financial or other resources than we do, which may afford them greater purchasing power, greater production efficiency, increased financial flexibility or more capital resources for expansion and improvement. In addition, some of our competitors are vertically integrated with suppliers or distributors and can leverage this structure to their advantage to offer better pricing to customers. Furthermore, our competitors’ actions, including restoring idled or expanding manufacturing capacity, or the entry of new competitors into one or more of our markets, particularly in the Drainage business where there are low barriers to entry, could cause us to lower prices in an effort to maintain our customer base. For example, the pricing impact of a new competitor entering the Houston, Texas Drainage market in 2017 had a negative impact on revenues. Certain of our products, including gravity pipe, are volume manufacturing products that are widely available from other manufacturers or distributors, with prices and volumes determined frequently based on participants’ perceptions of short-term supply and demand. Competitive factors, including industry overcapacity, could also lead to pricing pressures. For example, competitors may choose to pursue a volume policy to continue utilizing their manufacturing facilities or in attempt to gain market share, each to the detriment of maintaining prices. Excess product supply can result in significant declines in the market prices for these products, often within a short period of time. As a result, at times, to remain competitive, we may lower the price for any one or more of our products to or below our production costs, requiring us to sacrifice margins or incur losses. Alternatively, we may choose to forgo product sales or cease production at one or more of our manufacturing facilities. Conversely, at times when prices are maintained at higher levels, there is greater risk that foreign competitors may enter one or more of our markets, particularly with respect to DIP.

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

We currently conduct a significant portion of our business in Texas, which we estimate represented approximately 18% and 20% of our 2020 and 2019 net sales, respectively. Government-funded infrastructure spending, as well as residential and non-residential construction activity in each of these areas has declined from time to time, particularly as a result of slow economic growth, whether in the energy industry or otherwise. Local economic conditions depend on a variety of factors, including national economic conditions, local and state budgets, infrastructure spending and the impact of federal cutbacks. In addition, Texas is susceptible to severe weather and flooding, which can interrupt, delay or otherwise impact the timing of projects. Any decrease in construction activity in Texas could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Business

Our business, results of operations, financial condition, cash flows and stock price have been and in the future may be adversely affected by the COVID-19 pandemic.

Our operations and business have been adversely affected and could in the future be materially and adversely affected, whether directly or indirectly, by the COVID-19 pandemic and the resulting weakening of economic conditions in the United States and eastern Canada. Local, state, provincial and federal governmental authorities initially responded to the pandemic by implementing increasingly stringent measures in geographies where we operate to help control the spread of the virus, including restrictions on movement such as quarantines, “shelter in place,” “stay at home” orders, and travel restrictions, as well as restricting or prohibiting outright some or all forms of commercial and business activity, and other restrictions, including closures of school and childcare facilities. Certain states have also enacted regulations that authorize local officials to close businesses where there if a lack of safety precautions in place or signs that transmission of the virus at the workplace has occurred.

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

The COVID-19 pandemic, including any actions we have taken in response, has disrupted our internal operations, including by heightening the risk that a significant portion of our workforce will suffer illness or otherwise not be permitted or be unable to work, and required that certain of our employees work remotely, which has heightened certain risks, including those related to cybersecurity and internal controls. For example, during the second quarter of 2020, a small number of employees tested positive for COVID-19, which required us to temporarily close a small number of our manufacturing facilities, and during the third and fourth quarters we experienced increasing numbers of employees who tested positive for COVID-19 and were required to quarantine. Additionally, we cannot predict whether these conditions and concerns will continue or whether we will experience more significant or frequent disruptions in the future, including the complete closure of one or more of our facilities, which could cause delays in our ability to produce and deliver products to our customers and cause us to suffer reputational harm and incur penalties and other types of damages if we are not able to meet contractual obligations. In addition, in the event demand for our products is significantly reduced as a result of the COVID-19 pandemic and related economic impacts, we may need to assess different corporate actions and cost-cutting measures, including reducing our workforce or closing one or more facilities, and these actions could cause us to incur costs and expose us to other risks and inefficiencies, including whether we would be able to rehire our workforce or recommence operations at a given facility if our business experiences a subsequent recovery.

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

Our business is dependent on certain key customers. In 2020 and 2019, Core & Main, our largest customer accounted for 16% and 15% of our net sales, respectively. As is customary in our industry, we do not enter into long-term contracts with many of our customers. As a result, our customers could stop purchasing our products, reduce their purchase levels or request reduced pricing structures at any time. We may therefore need to adapt our manufacturing, pricing and marketing strategies in response to a customer who may seek concessions in return for its continued or increased business. In addition, a macroeconomic downturn or any other cause of consolidation in the U.S. homebuilding industry or among our other customers, as occurred during the financial crisis when a number of smaller businesses went out of business or were acquired, can significantly increase the market share and bargaining power of a limited number of customers and give them significant additional leverage to negotiate more favorable terms and place greater demands on us. A loss of one or more customers or a meaningful reduction in their purchases from us or further consolidation within our end markets could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2020, we had accrued approximately $1.6 million for environmental liabilities. Additionally, we cannot completely eliminate the risk of future contamination. Any costs or other damage related to existing or future environmental laws, regulations or permits or any violations thereof could expose us to significant financial losses as well as civil and criminal liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

HeidelbergCement asserted a claim against us related to the payment of an earnout in connection with the Acquisition and any payment we are required to make could have a material adverse effect on us.

HeidelbergCement asserted a $100.0 million claim against us regarding the earnout provision in the purchase agreement entered into in connection with the Acquisition. As discussed in greater detail in Item 3, “Legal Proceedings.” The neutral accounting arbitrator in the arbitration proceeding ruled against Heidelberg and found that no earnout amount was owed. We believe that the time has expired for Heidelberg to assert any objection to that ruling without such objection having been asserted, but if Heidelberg were to seek to overturn the ruling and be successful, we may not have sufficient cash to make such payment and may be required to incur additional indebtedness.

Production, Supply Chain and Systems Related Risks

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

We are susceptible to raw material price fluctuations. In recent years, prices of the raw materials we use have at times fluctuated and may be susceptible to significant price fluctuations in the future. We have hedged our positions with respect to certain raw materials in the past and may do so in the future, but we currently have no hedging in place regarding our raw material needs and are therefore more susceptible to any short-term price fluctuations. We generally attempt to pass increased costs, including higher raw material prices and government imposed costs, on to our customers, but the timing between acceptance of a customer order and the purchase of raw materials needed to fulfill such order, pricing pressure from our competitors, the market power of our customers or other pricing factors may limit our ability to pass on such price increases. If we cannot fully-offset increases in the cost of raw materials through other cost reductions, or recover these costs through price increases or otherwise, we could experience lower margins and profitability, which could have a material adverse effect on our business, financial condition and results of operations.

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

Many of our products are used in water transmission and distribution projects and other large-scale construction projects which generally require a significant amount of planning and preparation before construction commences. However, construction projects can be delayed and rescheduled for a number of reasons, including unanticipated soil conditions, adverse weather or flooding, changes in project priorities, financing issues, difficulties in complying with environmental and other government regulations or obtaining permits and additional time required to acquire rights-of-way or property rights. These delays or reschedulings may occur with too little notice to allow us to replace those projects in our manufacturing schedules or to adjust production capacity accordingly, creating unplanned downtime, increased costs and inefficiencies in our operations and increased levels of excess or obsolete inventory. Additionally, we maintain an inventory of certain products that meet standard specifications and are ultimately purchased by a variety of end users. However, our demand forecasts are not always accurate and unexpected changes in demand for these products, whether project-driven, because of a change in preferences or otherwise, can lead to increased levels of excess or obsolete inventory. Any delays in construction projects and our customers’ orders or any inability to manage our inventory, which can lead to impairment charges, could have a material adverse effect on our business, financial condition and results of operations.

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

Employee Specific Risks

Labor disruptions and other union activity could have a material adverse effect on us.

As of December 31, 2020, approximately 33% of our workforce was covered by collective bargaining agreements, and approximately 24% of these employees were included in collective bargaining agreements that are due to expire within one year. If negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the union could take actions such as strikes, work slowdowns or work stoppages. Such actions at any one of our facilities could lead to a plant shut down or a substantial modification to employment terms, thereby causing us to lose net sales or incur increased costs. We have not had any recent union-organized work stoppages in the United States, Canada or Mexico; however, we have experienced one union organizing effort directed at our non-union employees in the past ten years. There can be no assurances there will not be additional union organizing efforts, strikes, work slowdowns or work stoppages in the future. Any such disruption, or other issue related to union activity, could have a material adverse effect on our business, financial condition and results of operations.

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

Competition for hiring new and retaining existing qualified personnel is intense and our success depends in part on our ability to retain, attract and train necessary personnel, including engineering and other skilled technical personnel. Our experienced sales team has also developed a number of meaningful customer relationships that would be difficult to replace. We compete with other companies for many employees in hourly positions, which have historically had high turnover rates. Without a sufficient number of qualified employees in each of these areas, the productivity and profitability of our operations and manufacturing quality could suffer. Additionally, our business relies on the ability of the contractors who install our products to obtain qualified employees, including experienced supervisors and foreman, and a shortage in the supply of these skilled personnel could cause delays in customer’s ability to take shipments of our products.

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

Miscellaneous Business Risks

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

We are also currently a defendant, together with several of our current and former officers and directors, in a shareholder derivative suit, and in the past have been a defendant in other similar suits, each filed by plaintiffs seeking damages against the Company for allegations of violations of United States laws regulating securities, as discussed in greater detail in Item 3, "Legal Proceedings," and Note 16 to our consolidated financial statements. Lawsuits involving us, or our current or former officers and directors, could result in significant expense and divert attention and resources of our management and other key employees. In addition to any damages we may be required to pay, we are generally obligated to indemnify our current and former directors and officers in connection with lawsuits and related settlement amounts. Such amounts could exceed the coverage provided under our insurance policies.

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

Any inability to successfully acquire businesses in the future could have a material adverse effect on us.

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

In July 2012, we entered into a joint venture agreement with Americast, Inc., now known as Eagle Corporation, to form Concrete Pipe & Precast LLC. From time to time, we may enter into additional joint ventures as part of our growth strategy. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their contractual and other obligations, the affected joint venture may be unable to operate according to its business plan, and we may be required to increase our level of commitment. Differences in views among joint venture participants could also result in delays in business decisions or otherwise, failures to agree on major issues, operational inefficiencies and impasses, litigation or other issues. Third parties may also seek to hold us liable for the joint ventures’ liabilities. These issues or any other difficulties that cause a joint venture to deviate from its original business plan could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in corporate tax rates, the realizability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the Tax Cuts and Jobs Act of 2017, or the TCJA, or other tax reform legislation, including the Coronavirus Aid, Relief, and Economic Security Act of 2020, (“CARES Act”), could have a material impact on the value of our deferred tax assets, could result in significant one-time charges and could increase our future U.S. tax expense. See Note 20 to our consolidated financial statements.

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

Risks Relating to our Indebtedness and Liquidity

The terms of our debt could have a material adverse effect on us.

We have substantial debt and may incur additional debt. As of December 31, 2020, we had approximately $914.9 million of total debt. Our credit facility contains a number of significant restrictions and covenants that generally restrict our business and limit our ability to, among other things:

•dispose of certain assets;
•incur or guarantee additional indebtedness;
•enter into new lines of business;
•make investments, intercompany loans or certain payments in respect of indebtedness;
•incur or maintain certain liens;
•enter into transactions with affiliates;
•engage in certain sale and leaseback transactions;
•declare or pay dividends and make other restricted payments, including the repurchase or redemption of our stock; and
•engage in mergers, consolidations, liquidations and certain asset sales.

In addition, our ability to borrow under the Revolver is limited by the amount of the borrowing base applicable to U.S. dollar and Canadian dollar borrowings. Any negative impact on the elements of our borrowing base, such as eligible accounts receivable and inventory, will reduce our borrowing capacity under the Revolver. Moreover, the Revolver provides discretion to the agent bank acting on behalf of the lenders to impose additional requirements on what accounts receivable and inventory may be counted toward the borrowing base availability, and to impose other reserves, which could materially impair the amount of borrowings that would otherwise be available to us. The credit facility also requires us to maintain certain financial ratios. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding the terms of our credit facility and the indenture governing our senior secured notes dues due 2025. We are also party to a U.S. and a Canadian master lease under which we currently pay an aggregate of $17.1 million and $1.2 million (CAD) per annum, respectively, to lease certain properties through June 30, 2043. Each of these master lease agreements contain certain restrictions and covenants that limit, among other things, our use of and ability to sublease or discontinue use of the leased properties, our ability to consider strategic divestitures of properties that are leased and our ability to consolidate operations as may be appropriate in order to minimize operating costs. See Note 15 in our consolidated financial statements.

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

If we incur additional indebtedness, the risks related to our indebtedness that we currently face could intensify. In addition to the risk of higher interest rates and fees, the non-economic terms of any additional indebtedness may contain covenants and other terms restricting our financial, operating and strategic flexibility to an equal or greater extent as those imposed by our credit facility, the indenture governing our senior secured notes dues due 2025 and the master leases. Additional indebtedness may also include cross-default provisions such that, if we breach a restrictive covenant with respect to any of our indebtedness, or an event of default occurs, lenders may be entitled to accelerate all amounts owing under other outstanding indebtedness.

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

As of December 31, 2020, our backlog totaled approximately $510.2 million. In accordance with industry practice, many of our contracts are subject to cancellation, reduction, termination or suspension at the discretion of the customer in respect of work that has not yet been performed. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog, but instead would collect revenues in respect of all work performed at the time of cancellation as well as all other costs and expenses incurred by us through such date. Projects can remain in backlog for extended periods of time because of the nature of the project, delays in execution of the project and the timing of the particular services required by the project. Additionally, the risk of contracts in backlog being canceled, terminated or suspended generally increases at times, including as a result of periods of widespread macroeconomic and industry slowdown, weather, seasonality and many of the other factors impacting our business. Many of the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog are based on estimates. Therefore, the timing of performance on our individual contracts can affect greatly our margins and hence, future profitability. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in any estimated profits.

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

Risks Related to the Proposed Merger

We may not complete the proposed merger within the time frame we anticipate or at all, which could adversely affect our business.

Completion of the merger is subject to a number of closing conditions, including receipt of required regulatory approvals or clearances. Regulatory authorities can require conditions on the proposed transaction, including requiring the disposition of certain assets, and the process of obtaining regulatory approvals could have the effect of delaying completion of the merger or of imposing additional costs or limitations. Effecting required dispositions can take time to negotiate and complete and there can be no assurances any such dispositions can be negotiated in a timely manner, on acceptable terms or at all. Further, while the parties have agreed to use their respective reasonable best efforts to obtain the required regulatory approvals, Parent and its affiliates will not be required to take, or agree to take, certain actions with respect to assets, businesses or product lines of Parent or any of its subsidiaries, or the Company or any of its subsidiaries, accounting for more than $80 million of EBITDA for the 12 months ended December 31, 2020, as defined in and measured in accordance with the merger agreement.

Each party’s obligation to consummate the merger is also subject to the absence of any order issued by any court of competent jurisdiction, other legal restraint or prohibition or any law enacted or deemed applicable by a governmental entity that prohibits or makes illegal the consummation of the merger; subject to certain qualifications, the accuracy of representations and warranties of the other party set forth in the merger agreement; and the performance by the other party in all material respects of its obligations under the merger agreement. Parent’s obligation to consummate the merger is also conditioned on, among other things, the absence of any material adverse effect, as defined in the merger agreement. In addition, the merger agreement may be terminated under certain specified circumstances, including if the merger has not been consummated on or before November 19, 2021, which date will be automatically extended for up to two additional 60-day periods under the circumstances specified in the merger agreement. As a result, we cannot assure you that the merger will be completed, or that, if completed, it will be exactly on the terms set forth in the merger agreement or within the expected time frame.

If the merger is not completed within the expected time frame or at all, we may be subject to a number of material risks and our business, financial condition and results of operations will be harmed. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the merger will be completed. We could be required to reimburse certain expenses of Parent or pay Parent a termination fee of $50.0 million if the merger agreement is terminated under specific circumstances described in the merger agreement. The failure to complete the merger may result in negative publicity and could negatively affect our relationship with our stockholders, employees, customers, suppliers and strategic partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement.

The merger agreement provides us with limited remedies in the event of a breach by Parent that results in termination of the merger agreement, including the right to a reverse termination fee payable under certain specified circumstances, as described in the merger agreement. We cannot assure you that a remedy will be available to us in the event of such a breach or that the damages we incur in connection with such breach will not exceed the amount of the reverse termination fee.

Our business is subject to restrictions while the merger is pending.

The merger agreement restricts the conduct of our business prior to the completion of the merger or termination of the merger agreement, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Parent’s prior written consent. The restrictions on our business activities include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures above specified levels, amend our organizational documents and incur indebtedness above specified levels. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding in a timely and effective manner to competitive pressures and industry developments, any of which could adversely affect our business, and financial condition and results of operations.

The announcement and pendency of the merger may disrupt business relationships, lead to employee departures, or otherwise adversely affect our business.

The announcement and pendency of the merger and our efforts to complete the merger could create uncertainty surrounding and significantly disrupt our business. Uncertainty regarding our future could adversely affect our relationship with existing and potential customers, suppliers, vendors, strategic partners or others that deal with us. For example, clients and other counterparties may delay or defer decisions concerning entering into contracts or otherwise working with us, seek to change our existing business relationships or consider doing business with other companies rather than us. Competitors may also target our customers by highlighting potential uncertainties and other risks related to the merger. The pendency of the merger may also divert management’s attention and resources towards completing the merger and preparing for integration actives and away from ongoing business and operations. Uncertainty as to whether the merger will be completed may also affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the merger is pending because employees may experience uncertainty about their roles following the merger. These risks and the resulting adverse effects on business, financial condition and results of operations could be exacerbated by any delays in completion of the merger or termination of the merger agreement.

We have incurred, and will continue to incur, significant costs as a result of the merger.

We have incurred, and will continue to incur, significant direct and indirect costs and expenses in connection with the merger. These costs and expenses include fees for financial, legal and accounting advisors, facilities and systems costs in anticipation of consolidation, severance other potential employment-related costs and other transaction costs. We must pay substantially all of these amounts regardless of whether the merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, including the length of time required to obtain the required regulatory approvals and satisfy the other conditions to closing the merger. If the merger is not completed, we will have incurred significant costs for which we will have received little or no benefit, which could adversely affect our business, financial condition and results of operations.

Merger-related legal proceedings could delay or prevent the completion of the merger or otherwise adversely affect us.

Litigation by purported stockholder plaintiffs and others is common in connection with public company acquisitions, regardless of the merits of these claims. The lawsuits often allege, among other things, materially misleading disclosures or omissions in public filings and breaches of fiduciary duties. Any legal proceedings filed in connection with the merger could delay or prevent the merger from becoming effective. For example, the conditions to closing the merger include the absence of any order, injunction or other judgment issued by any court of competent jurisdiction, other legal restraint or prohibition or any law enacted or deemed applicable by a governmental entity that prohibits or makes illegal the consummation of the merger and, if a settlement or other resolution is not reached in any merger-related lawsuit in which a claimant secures injunctive or other relief having the effect of making the merger illegal or otherwise prohibiting completion of the merger, then the merger may not be completed in a timely manner or at all. Moreover, any litigation could be time consuming and expensive and could divert management’s attention away from our regular business, any of which could adversely affect on our business, financial condition and results of operations.

The merger agreement prohibits us from affirmatively seeking other acquisition proposals that may be superior to the merger.

The merger agreement prohibits us from engaging in any further discussions or solicitations regarding an alternative potential acquisition of the Company. This provision prevents us from affirmatively seeking offers from other possible acquirers that may be superior to the pending merger. Further, under the terms of the merger agreement, we may be required to pay Parent a termination fee of $50.0 million under specified conditions, including in the event Parent terminates the merger agreement for specified reasons and, within 12 months thereafter, we have consummated an acquisition proposal, as defined in the merger agreement, or entered into a definitive agreement regarding an acquisition proposal that is ultimately consummated. If the merger agreement is terminated under circumstances where the termination fee is potentially payable by the Company, this payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us, and could discourage a third party from making a competing acquisition proposal following the termination of the merger agreement.

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

The market price of our common stock may be highly volatile and subject to wide fluctuations. Some of the factors that could negatively affect the market price of our common stock or result in significant fluctuations in price, regardless of our actual operating performance, include:

•actual or anticipated variations in our quarterly operating results;
•changes in market valuations of similar companies;
•changes in the markets in which we operate;
•additions or departures of key personnel;
•actions by stockholders, including the sale by Lone Star of any of its shares of our common stock;
•speculation in the press or investment community;
•general market, economic and political conditions, including an economic slowdown;
•uncertainty regarding economic events, including in Europe in connection with the United Kingdom’s departure from the European Union;
•changes in interest rates;
•our operating performance and the performance of other similar companies;
•our ability to accurately project future results and our ability to achieve those and other industry and analyst forecasts; and
•new legislation or other regulatory developments that adversely affect us, our markets or our industry.

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

Lone Star beneficially owns approximately 52.9% of our outstanding common stock. As a result of this concentration of stock ownership, Lone Star acting on its own has sufficient voting power to effectively control all matters submitted to our stockholders for approval, including director elections and proposed amendments to our bylaws or certificate of incorporation. Five of the nine members of our board of directors are employees or affiliates of Lone Star.

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

Lone Star beneficially owns approximately 52.9% of our outstanding shares of common stock. The shares held by Lone Star and all shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act of 1933, as amended, or the Securities Act. In December

2019 we registered the shares of common stock beneficially owned by Lone Star pursuant to the terms of a registration rights agreement and these shares are now generally freely tradeable in the public market, subject to applicable securities laws. Unless the shares owned by any of our other affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. Any sale by Lone Star or other affiliates or any perception in the public markets that such a transaction may occur could cause the market price of our common stock to decline materially.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. For example, our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•permit us to issue, without stockholder approval, preferred stock in one or more series and, with respect to each series, fix the number of shares constituting the series and the designation of the series, the voting powers, if any, of the shares of the series and the preferences and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of the series;
•prevent stockholders from calling special meetings;
•restrict the ability of stockholders to act by written consent after such time as Lone Star owns less than a majority of our common stock;
•limit the ability of stockholders to amend our certificate of incorporation and bylaws;
•require advance notice for nominations for election to the board of directors and for stockholder proposals;
•do not permit cumulative voting in the election of our directors, which means that the holders of a majority of our common stock may elect all of the directors standing for election; and
•establish a classified board of directors with staggered three-year terms (which will be phased out over the next 3 annual meetings of stockholders).

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

Risks Related to Our Tax Receivable Agreement

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

We expect that the payments we make under the tax receivable agreement could be substantial. For the years ended December 31, 2020 and December 31, 2019, we paid $13.1 million and $11.4 million, respectively, on our tax receivable agreement to Lone Star. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full tax benefits subject to the tax receivable agreement, we currently estimate that future payments under the agreement will aggregate to approximately $64.2 million. This amount excludes any payments that may be made to Lone Star under the tax receivable agreement as a result of tax benefits recognized in connection with payments under the LTIP and, thus, the actual payments we ultimately are required to make under the tax receivable agreement could be greater, potentially materially greater, than these amounts. These payment obligations are our obligations and are not obligations of any of our subsidiaries. Furthermore, these payment obligations are not conditioned upon Lone Star maintaining a continued direct or indirect ownership interest in us. The actual utilization of Covered Tax Benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.

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

Even if the payments under the tax receivable agreement are not accelerated as described above, such payments may be significantly greater than the benefits we realize in respect of the Covered Tax Benefits, due to the manner in which payments are calculated under the tax receivable agreement. For example, for purposes of calculating the payments to be made to Lone Star:

•it is assumed that we will pay effective state and local taxes at a rate of 5%, even though our actual effective state and local tax rate may be materially lower;
•tax benefits existing at the time of our initial public offering are deemed to be utilized before any post-closing/after-acquired tax benefits and, as a result, we could be required to make payments to Lone Star for a particular tax year even if our tax liability for such year would have been materially reduced or eliminated by reason of our utilization of the post-initial public offering/after-acquired tax benefits;
•a non-taxable transfer of assets by us to a non-consolidated entity is treated under the tax receivable agreement as a taxable sale at fair market value and, as a result, we could be required to make payments to Lone Star even though such non-taxable transfer would not generate any actual tax benefits to us or our non-consolidated entity; and
•a taxable sale or other taxable transfer of subsidiary stock by us (in cases where the subsidiary’s tax basis in its assets exceeds our tax basis in the subsidiary’s stock) is treated under the tax receivable agreement as a taxable sale of the subsidiary’s assets and, as a result, we could be required to make payments to Lone Star that materially exceed the actual tax benefit we realize from such stock sale.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

    We operate a broad network of 73 active manufacturing facilities in the United States, including 10 fabrication plants. We also have three manufacturing facilities in Canada and one in Mexico. Our headquarters is located in Irving, Texas.

    The following tables set forth certain information regarding our active manufacturing facilities:

Facility Name	City	State/Province	Ownership

Drainage Pipe & Products (62 plants)
Caldwell	Caldwell	Idaho	Owned
Salt Lake City	Salt Lake City	Utah	Owned
Pelham	Pelham	Alabama	Owned
El Mirage	El Mirage	Arizona	Leased
West Memphis	West Memphis	Arkansas	Leased
Florin Road (2 plants)	Sacramento	California	Leased
Deland Precast	Deland	Florida	Leased

Facility Name	City	State/Province	Ownership
Green Cove Springs	Green Cove Springs	Florida	Owned
Gretna	Gretna	Florida	Leased
Winter Haven Pipe	Winter Haven	Florida	Leased
St. Martinville	St. Martinville	Louisiana	Leased
Como	Como	Mississippi	Owned
Prentiss (2 plants)	Prentiss	Mississippi	Owned
Columbus (2 plants)	Columbus	Ohio	Leased
Austin Pipe	Austin	Texas	Leased
Cedar Hill Pipe	Cedar Hill	Texas	Leased
Grand Prairie (2 plants)	Grand Prairie	Texas	Leased
Jersey Village (3 plants)	Houston	Texas	Leased
Waco	Hewitt	Texas	Leased
Waxahachie (2 plants)	Waxahachie	Texas	Owned
Ottawa	Gloucester	Ontario	Leased
Cambridge	Cambridge	Ontario	Leased
Lexington	Lexington	Kentucky	Leased
Louisville	Louisville	Kentucky	Leased
Billings	Billings	Montana	Leased
Bonner Springs	Bonner Springs	Kansas	Leased
Cedar Rapids	Cedar Rapids	Iowa	Owned
Des Moines	Des Moines	Iowa	Leased
Elk River (4 plants)	Elk River	Minnesota	Leased
Hawley	Hawley	Minnesota	Leased
Helena	Helena	Montana	Leased
Humboldt	Humboldt	Iowa	Owned
Iowa Falls	Iowa Falls	Iowa	Leased
Lawrence	Lawrence	Kansas	Owned
Marshalltown	Marshalltown	Iowa	Leased
West Des Moines	West Des Moines	Iowa	Leased
Menoken	Menoken	North Dakota	Leased
Mitchell	Mitchell	South Dakota	Owned
Plattsmouth	Plattsmouth	Nebraska	Leased
Rapid City	Rapid City	South Dakota	Leased
Henderson (2 plants)	Henderson	Colorado	Leased
Grand Junction	Grand Junction	Colorado	Leased
Lubbock	Lubbock	Texas	Owned
Mineral Wells	Mineral Wells	Texas	Owned
San Antonio	San Antonio	Texas	Owned
Stacy	Stacy	Minnesota	Owned
Riverside (2 plants)	Menifee	California	Leased
Bio Clean	Oceanside	California	Leased
St. Eustache Pressure Pipe	St. Eustache	Quebec	Owned
Bar Nunn	Bar Nunn	Wyoming	Owned

Facility Name	City	State/Province	Ownership

Water Pipe & Products (15 plants)
Bessemer (2 plants)	Bessemer	Alabama	Leased
Mini Mill	Bessemer	Alabama	Leased
Union City	Union City	California	Owned
Lynchburg	Lynchburg	Virginia	Owned
Monterrey, Mexico	Monterrey	Mexico	Owned
Rogers	Rogers	Minnesota	Leased
Ottawa	Ottawa	Kansas	Leased
Marysville	Marysville	California	Leased
Warren	Warren	Oregon	Leased
Ephrata	Ephrata	Pennsylvania	Leased
Phoenix	Phoenix	Arizona	Leased
Orlando	Orlando	Florida	Leased
Gainesville	Gainesville	Georgia	Leased
San Antonio	San Antonio	Texas	Leased

Item 3. Legal Proceedings

    We have been from time to time, and may in the future become, party to litigation or other legal proceedings that we consider to be part of the ordinary course of our business. We are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. We may become involved in material legal proceedings in the future. See Note 16 to the consolidated financial statements, and the discussion therein under the headings “Earnout Dispute” and “Derivative Action” is incorporated herein by reference.

Earnout Dispute

    On March 13, 2015, through an indirect wholly owned subsidiary, Lone Star acquired the building products business of HeidelbergCement AG, or Heidelberg, in the United States and Eastern Canada, or the Acquisition. The Acquisition purchase agreement included an earnout, which provided for the payment of contingent consideration of up to $100.0 million, if and to the extent the 2015 financial results of the businesses acquired by Lone Star in the Acquisition, including the Company and Heidelberg's former building products business in the United Kingdom, exceeded a specified Adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If such Adjusted EBITDA calculation exceeded the specified target, LSF9 Concrete Holdings Ltd., or LSF9, and, as a result of the internal reorganization transaction effected prior to the Company's initial public offering, or IPO, the Company would be required to pay the U.S. affiliate of Heidelberg an amount equal to a multiple of such excess Adjusted EBITDA, with any payment capped at $100.0 million. In April 2016, the Company provided an earnout statement to affiliates of Heidelberg demonstrating that no payment was required. On June 13, 2016, Heidelberg provided notification that it disputed, among other things, the Company’s calculation of Adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100.0 million. On October 5, 2016, affiliates of Heidelberg filed a lawsuit in the Delaware Court of Chancery seeking specific performance and claiming access to the Company's books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert’s authority; and in the alternative, claiming a breach of contract and seeking the $100.0 million and other damages (the "Delaware Action"). On December 8, 2017, the court granted the defendants' Motion to Dismiss the First Amended Complaint in the Delaware Action, finding that the earnout dispute should be heard before a neutral accounting arbitrator as set forth in the purchase agreement and that any claims that were required to be brought as indemnification claims under the purchase agreement were time-barred by the contractual limitations period. Following the dismissal of the Delaware Action, the Company and Heidelberg jointly engaged a neutral accounting expert to act as an arbitrator in the dispute as required by the purchase agreement. After briefing certain preliminary matters for the arbitrator and the production of additional documents, the parties began briefing the issues on the merits for the neutral accounting arbitrator, which was completed in April 2020. A hearing on the dispute was held in June 2020, and a written decision was issued by the neutral accounting arbitrator on September 10, 2020 in which the arbitrator ruled that no earnout payment was owed in the matter. The deadline for Heidelberg to take any action to overturn the ruling was in December 2020, and they took no action, so we believe the ruling is final. As of December 31, 2020, no liability for this contingency has been accrued as payment of any earnout is not considered probable. See Note 16 to our consolidated financial statements.

Shareholder Derivative Action

On January 15, 2019, a putative shareholder derivative complaint captioned Lee v. Bradley, et al., was filed in the United States District Court for the District of Delaware, naming as defendants certain of our current and former directors and officers (the "Lee Action"). The complaint alleges the defendants violated Section 14A of the Securities and Exchange Act of 1934, as amended, and related rules by failing to make certain disclosures in our proxy solicitation in advance of the 2017 Annual Meeting of Stockholders, and that defendants breached their fiduciary duties, wasted corporate assets, and committed constructive fraud. The complaint also asserts unjust enrichment claims against certain defendants. The complaint seeks, on behalf of the Company, unspecified damages, an order directing the return of certain payments to the defendants, certain injunctive relief, and reasonable costs and attorneys' fees. After initially staying the case until the court in a prior, unrelated shareholder class action that has now been settled ruled on the motion to dismiss in that case, on December 11, 2019, the court in the Lee Action entered a Stipulation and Order consolidating the Lee Action and another derivative action filed in the same court into a single case (the "Consolidated Lee Action"), and providing a schedule for filing of an amended complaint and motions to dismiss, which has been further extended by agreement of the parties. A mediation of the dispute was held on June 12, 2020 but was not successful in resolving the dispute. Plaintiffs filed an amended complaint in August 2020 and Defendants filed a motion to dismiss the complaint in September 2020, which is now fully briefed and before the court and a decision is expected in the coming months.

    We and other defendants are vigorously defending the Consolidated Lee Action. Given the stage of the proceedings, we cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Consolidated Lee Action. See Note 16 to our consolidated financial statements.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on Nasdaq under the ticker symbol “FRTA.” As of February 24, 2021, there were 3 stockholders of record of our common stock. A substantially greater number of holders of Forterra's common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Item 6. Selected Financial Data

    References in this Item 6 refer to our operations. The following tables set forth, for the periods and dates indicated, the selected historical financial data of Forterra, Inc. together with its consolidated subsidiaries. The accompanying historical financial statements are the financial statements of the Company and subsidiaries.

    The selected financial data presented below represent portions of our financial statements and are not complete and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition" and "Results of Operations" and our consolidated financial statements.

(in thousands)	Year ended December 31,	Year ended December 31,	Year ended December 31,	Year ended December 31,	Year ended December 31,
Statement of Operations Data:	2020	2019	2018	2017	2016
Net sales	$1,594,506	$1,529,752	$1,479,712	$1,580,413	$1,363,962
Cost of goods sold	1,217,833	1,233,370	1,234,143	1,327,305	1,083,508
Gross profit	376,673	296,382	245,569	253,108	280,454

Selling, general & administrative expenses	(221,770)	(221,770)	(209,877)	(255,034)	(216,099)
Impairment and exit charges	(2,511)	(3,520)	(4,336)	(13,220)	(2,218)
Other operating income, net	1,409	1,094	9,523	5,197	(10,971)
	(222,872)	(224,196)	(204,690)	(263,057)	(229,288)
Income (loss) from operations	153,801	72,186	40,879	(9,949)	51,166

Other income (expenses)
Interest expense	(79,890)	(94,970)	(78,337)	(59,408)	(125,048)
Gain (loss) on extinguishment of debt	(12,256)	1,708	—	—	—
Earnings from equity method investee	11,291	10,466	10,162	12,360	11,947
Change in tax receivable agreement liability	—	—	—	46,180	—
Other income (expense), net	—	—	6,016	(31,915)	(847)
Income (loss) before income taxes	72,946	(10,610)	(21,280)	(42,732)	(62,782)
Income tax (expense) benefit	(8,460)	3,279	(3,085)	40,672	51,692
Income (loss) from continuing operations	64,486	(7,331)	(24,365)	(2,060)	(11,090)

Discontinued operations, net of tax	$—	$—	$—	$—	$3,484

Net income (loss)	$64,486	$(7,331)	$(24,365)	$(2,060)	$(7,606)

Basic and Diluted Earnings (loss) Per Share:
Basic	$0.99	$(0.11)	$(0.38)	$(0.03)	$(0.23)
Discontinued operations	$—	$—	$—	$—	$0.07
Diluted	$0.94	$(0.11)	$(0.38)	$(0.03)	$(0.16)

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$243,197	$146,786	$27,196	$42,334	$76,925
Net cash provided by (used in) investing activities	(18,373)	(42,295)	(51,052)	(66,023)	(1,062,447)
Net cash provided by (used in) financing activities	(234,272)	(106,181)	(43,451)	86,250	981,728

Balance Sheet Data:
Cash and cash equivalents	$25,678	$34,800	$35,793	$104,534	$40,024
Property, plant & equipment, net	451,082	475,575	492,167	412,572	452,914
Total assets	1,655,812	1,740,058	1,793,252	1,811,238	1,824,786
Total debt[1]	900,021	1,098,303	1,188,605	1,193,787	1,096,047
Shareholders' equity	193,767	120,967	108,222	132,491	132,917

1 Total debt, net of debt issuance costs and original issuance discount

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in Item 8. "Financial Statements and Supplementary Data".

    This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under the heading Item 1A. "Risk Factors" and elsewhere in this Annual Report on Form 10-K. See the section entitled “Cautionary Statement Concerning Forward-Looking Statements.”

Overview

Our Company

    We are a manufacturer of ductile iron pipe and concrete pipe and precast products in the United States and Eastern Canada for a variety of essential water-related infrastructure applications, including water transmission, distribution and drainage. Our manufacturing and distribution network allows us to serve most major U.S. and Eastern Canadian markets. We operate 77 active manufacturing facilities and currently have additional manufacturing capacity available in both of our segments, providing room to increase production to meet short-cycle demand with minimal incremental investment. These facilities and our distribution network provide us with a local presence and the necessary proximity to our customers to minimize delivery time and distribution costs to the markets we serve.

Quikrete Merger Agreement

On February 19, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Quikrete Holdings, Inc., a Delaware corporation, or Parent, and Jordan Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent, or Merger Sub. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into the Company, or the Merger, with us surviving the Merger as a wholly-owned subsidiary of Parent.

Pursuant to the Merger Agreement, at the effective time of the Merger, or the Effective Time, each issued and outstanding share of common stock of ours (other than (i) any shares held in the treasury of us or owned, directly or indirectly, by Parent, Merger Sub or any wholly-owned subsidiary of us immediately prior to the Effective Time, (ii) shares that are subject to any vesting restrictions, or the Company Restricted Shares, granted under our stock incentive plans, or the Company Stock Plans, and (iii) any shares owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be automatically canceled and converted into the right to receive $24.00 in cash, without interest, or Merger Consideration, subject to deductions for any required withholding tax.

At the Effective Time:

(1)
each restricted stock unit that is solely subject to time-based vesting requirements granted under the Company Stock Plans that is outstanding immediately prior to the Effective Time shall fully vest and be converted into the right to receive an amount in cash (without interest and subject to applicable tax withholdings) equal to the product of (i) the Merger Consideration multiplied by (ii) the number of shares of Common Stock subject to such vested restricted stock unit;

(2)
each restricted stock unit that is subject to performance-based vesting requirements granted under the Company Stock Plans that is outstanding immediately prior to the Effective Time shall immediately vest and be converted into the right to receive an amount in cash (without interest and subject to applicable tax withholdings) equal to the product of (i) the Merger Consideration multiplied by (ii) the number of shares subject to such vested restricted stock unit immediately prior to the Effective Time as determined in accordance with the Merger Agreement;

(3)	each option to purchase shares of Common Stock granted under the Company Stock Plans that is outstanding immediately prior to the Effective Time shall fully vest, to the extent not vested previously, and be converted into the right to receive an amount in cash (without interest and subject to applicable tax withholdings) equal to the product of (i) the remainder, if positive, of (A) the Merger Consideration minus (B) the exercise price per share of Common Stock of such option multiplied by (ii) the number of shares of Common Stock subject to such vested option; and

(4)	each Company Restricted Share that is outstanding immediately prior to the Effective Time shall immediately vest in full and be converted into the right to receive an amount in cash (without interest and subject to applicable tax withholdings) equal to the Merger Consideration.

Each party’s obligation to consummate the Merger is subject to certain conditions, including, among others: (i) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) the absence of any order issued by any court of competent jurisdiction, other legal restraint or prohibition or any law enacted or deemed applicable by a governmental entity that prohibits or makes illegal the consummation of the Merger; (iii) the passing of twenty (20) days from the date on which we mail to our stockholders the Information Statement (as defined below) in definitive form; (iv) subject to certain qualifications, the accuracy of representations and warranties of the other party set forth in the Merger Agreement; and (v) the performance by the other party in all material respects of its obligations under the Merger Agreement. Parent’s obligation to consummate the Merger is also conditioned on, among other things, the absence of any Material Adverse Effect (as defined in the Merger Agreement).

Entry into the Merger Agreement was unanimously approved by our board of directors.

The Merger Agreement includes customary representations, warranties and covenants of us, Parent and Merger Sub. Among other things, we have agreed to use commercially reasonable efforts to conduct its business in the ordinary course of business consistent with past practice and use commercially reasonable efforts to preserve intact its businesses until the Merger is consummated. We and Parent have also agreed to use their respective reasonable best efforts to obtain any approvals from governmental authorities for the Merger, including all required antitrust approvals, on the terms and subject to the conditions set forth in the Merger Agreement, provided that Parent and its affiliates will not be required to take, or agree to take, certain actions with respect to assets, businesses or product lines of Parent or any of its subsidiaries, or we or any of its subsidiaries, accounting for more than $80 million of EBITDA (as defined in the Merger Agreement) for the 12 months ended December 31, 2020, measured in accordance with the Merger Agreement.

The Merger Agreement contains certain provisions giving each of Parent and us rights to terminate the Merger Agreement under certain circumstances, including the right for either Parent or us to terminate the Merger Agreement if the Merger has not been consummated on or before November 19, 2021, which date will be automatically extended for up to two additional 60-day periods in specified circumstances as described in the Merger Agreement, or the Outside Date. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Parent a termination fee of $50 million. The Merger Agreement further provides that Parent will be required to pay us a reverse termination fee of $85 million under certain circumstances if the Merger Agreement is terminated due to the failure of the parties to obtain required approvals under Antitrust Laws (as defined in the Merger Agreement) prior to the Outside Date or as a result of a Restraint (as defined in the Merger Agreement) arising under applicable Antitrust Laws.

If the Merger is consummated, the shares of Common Stock will be delisted from the Nasdaq Stock Market LLC and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Segments

Our operations are organized into the following reportable segments:

•Drainage Pipe & Products - We are a producer of concrete drainage pipe and precast products and concrete pressure pipe products.

•Water Pipe & Products - We are a producer of ductile iron pipe, or DIP.

•Corporate and Other - Corporate, general and administrative expenses not allocated to our revenue-generating segments such as certain shared services, executive and other administrative functions.

In the fourth quarter of 2020, we reclassified our pressure pipe business from Water segment to Drainage segment to better align with our organizational structure.

COVID-19 Pandemic

    Beginning in mid-March, local, state, provincial and federal authorities began issuing stay at home orders in response to the spread of the coronavirus disease 2019, or COVID-19, which has quickly spread throughout the United States and worldwide. These government-instituted restrictions, together with the economic volatility and uncertainty caused by the pandemic, have had a significant impact on the United States economy in general and certain parts of our end-markets in particular. Despite these events and the related uncertainty, we have continued to operate as an essential business under the government orders, and the COVID-19 pandemic has not materially affected our liquidity, financial results or business operations thus far. During the initial phase of the pandemic in the early part of the second quarter, we experienced temporary delays in certain projects, primarily related to governmental stay-at-home orders in place at that time and the reactions of certain customers to those orders, specifically in our residential end-markets. Late in the second quarter and continuing through 2020 and into 2021, as most states started gradually resuming their normal economic activities, there was some correction in these trends in the residential housing market.

    Since the onset of the COVID-19 pandemic, we have focused on protecting the health and safety of our team members while maintaining our operations, which have been deemed essential under relevant pandemic-related government regulations, and continuing to meet our customers’ needs. Although some of our team members have tested positive for COVID-19, and we encountered temporary closures of a small number of our manufacturing facilities in the second quarter due to such cases or due to government mandate, these events have not had a significant impact on our operations or our ability to serve our customers' needs. We are however utilizing the option under the CARES Act to defer the employer portion of the social security taxes that would otherwise be due in 2020, but will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.

    However, there is still considerable uncertainty regarding the extent and duration of the impact of the COVID-19 pandemic, and the pandemic and related economic impacts may affect our operations in 2021, in particular due to the uncertainty of future funding and demand in our infrastructure and municipal end-markets, as well as increased case numbers in locations where we have large numbers of employees or significant customer concentration. Our backlogs are stronger to date in 2021 than they were in 2020, however, and bidding activity also appears strong.

    Due to the fluidity and unprecedented and uncertain nature of the pandemic, we cannot predict the full impact of the COVID-19 pandemic on our business, or that of our customers, and participants in our supply chain, or on economic conditions generally, including the effects on infrastructure and other construction activity. The ultimate scope and extent of the effects of the COVID-19 pandemic are highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic may end.

    For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.

Principal Factors Affecting Our Results of Operations

    Our financial performance and results of operations are influenced by a variety of factors, including conditions in the residential, non-residential and infrastructure construction markets, general economic conditions, changes in cost of goods sold, competitive behavior in the markets we serve, and seasonality and weather conditions. Some of the more important factors are discussed below, as well as in the section Item 1A. “Risk Factors,” with the exception of the impacts of the COVID-19 pandemic, which are discussed above.

Infrastructure Spending and Residential and Non-Residential Construction Activities

    A large proportion of our net sales in our Drainage Pipe & Products segment is generated through public infrastructure projects, which are driven by federal, state and provincial funding programs. In the U.S., federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. Funding for the existing U.S. federal transportation funding program extends through 2021. With the nation’s infrastructure aging, there is increased demand by states and municipalities for long-term federal funding to support the construction of new roads, highways and bridges in addition to the maintenance of the existing infrastructure.  In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding through various sources such as gas taxes.

The ongoing COVID-19 pandemic has resulted in high levels of unemployment and a slowdown in economic activities, mostly brought on by stay-at-home orders or partial shutdowns issued during 2020 by various state, county, city and local authorities across the country. The state and local transportation programs that depend on sales tax and gas tax revenues are also facing funding shortfalls. Many states have delayed projects or cut capital programs in 2020. The American Road and Transportation Builders Association (“ARTBA”) forecasts transportation construction activity to decline 5.5 percent in 2021, and to resume growth in 2022 as economic conditions improve to pre-COVID levels.

    A large proportion of our net sales in our Water Pipe & Products segment is generated through municipal infrastructure projects.  The U.S. potable water infrastructure, especially the underground pipes that deliver drinking water to homes and businesses, is aging and in need of significant reinvestment. Like many of the roads, bridges, and other public assets on which the U.S. relies, most of the underground drinking water infrastructure was built 50 or more years ago, in the post-World War II era of rapid demographic change and economic growth. In some older urban areas, many water mains have been in the ground for a century or longer. Given its age, a large proportion of the U.S. water infrastructure is approaching, or has already reached, the end of its useful life. In some locations, improvements to water infrastructure are needed to comply with standards for drinking water quality.  The American Society of Civil Engineers estimates 240,000 water main breaks per year in the U.S. due to aging pipelines, wasting over two trillion gallons of treated drinking water. The underlying demand for municipalities to repair or replace their water systems depends on the status of the water systems and the availability of funding. With people spending more time at their homes in order to reduce the spread of the COVID-19 virus, it is even more critical to ensure the uninterrupted supply of clean water.

    A relatively smaller proportion of our products has been closely tied to residential construction and non-residential construction activity in the United States and Eastern Canada. Activity levels in these markets can be materially affected by general economic and global financial market conditions. In addition, residential construction activity levels are influenced by and sensitive to mortgage availability, the cost of financing a home (in particular, mortgage and interest rates), unemployment levels, household formation rates, residential vacancy and foreclosure rates, existing housing prices, rental prices, housing inventory levels, consumer confidence and government policy and incentives. During 2020, we saw a brief downturn in the housing market at the onset of the pandemic, but it quickly rebounded and continued to grow throughout the remainder of 2020, driven by improvements in economic activities, increased demand for single-family housing as more people work remotely, as well as historically low mortgage interest rates. Non-residential construction activity is primarily driven by levels of business investment, availability of credit and interest rates, as well as many of the factors that impact residential construction activity levels. See Item 1 “Business.”

Mix of Products

    We derive our revenues from both the sale of products manufactured to inventory, such as concrete drainage pipe and DIP, and highly engineered products which are made to order, such as precast concrete products and concrete pressure pipe. These two product categories differ in their dynamics. The mix of products our customers order is project driven and varies from period to period. We generally recognize revenue at the time of shipment of our products; however, for some of our highly engineered structural precast products, we recognize revenue on a percentage of completion method, which accounted for 2.6% of our total sales in 2020.

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

Average Selling Prices

    The average selling prices we are able to obtain for our products affect our results of operations and our margins. Our average selling price can vary by market location, particularly in our Drainage Pipe and Products segment, product mix, factors relating to supply and demand, and the actions of our customers and competitors. The average selling prices for our products increased in 2020 over the average selling prices we received in 2019 in both our Water and Drainage segments.

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

Our Business Strategy

Our strategy is focused on continued execution of our five improvement pillars: health and safety of our team members, plant-level operational discipline, enhanced commercial capabilities, working capital efficiency, and general and administrative effectiveness. See Item 1 "Business" These pillars are designed to expand our product margin so that we can earn a full and fair return on the products we produce and the capital we deploy. We are also committed to strengthen our capital structure through a combination of working capital improvement, debt repayment and prudent investment in the business. Prudent investment in the business includes growth capital expenditures in projects and smaller acquisitions. Our near-term goal is to reduce our net leverage ratio to 3x-3.5x. After achieving that, we will cautiously evaluate our capital allocation plans going forward to maximize values to our stakeholders.

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

Cost of Goods Sold

    Cost of goods sold includes raw materials and other inputs (cement, aggregates, scrap, and steel) and supplies, labor (including contract labor), freight (including outbound freight for delivery of products to end users and other charges such as inbound freight), energy, depreciation and amortization, repairs and maintenance and other cost of goods sold.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses include expenses for sales, marketing, legal, accounting and finance services, human resources, customer support, treasury and other general corporate services. Selling, general and administrative expenses also include transaction costs directly related to business combinations.

Earnings from Equity Method Investee

    Earnings from equity method investee represents our share of the income of the CP&P joint venture we entered into with Americast, Inc. CP&P is engaged primarily in the manufacture, marketing, sale and distribution of concrete pipe and precast products in Virginia, West Virginia, Maryland, North Carolina, Pennsylvania and South Carolina with sales to contiguous states. See Note 6 to the consolidated financial statements for additional information on CP&P.

Other Operating Income

    The remaining categories of operating income and expenses consist of scrap income (associated with scrap from the manufacturing process or remaining scrap after plants are closed), insurance gains, rental income, as well as net gain or loss on the sale of assets including property, plant and equipment.

Interest Expense

    Interest expense represents interest on the indebtedness.

Income Tax (Expense) Benefit

    Income tax expense consists of federal, state, provincial, local and foreign taxes based on income in the jurisdictions in which we operate.

Results of Operations

Year Ended December 31, 2020 as Compared to the Year Ended December 31, 2019

Total Company

    The following table summarizes certain financial information relating to our operating results for the years ended December 31, 2020 and December 31, 2019 (in thousands).

Statements of Income Data:	Year ended December 31, 2020	Year ended December 31, 2019	% Change

Net sales	$1,594,506	$1,529,752	4.2%
Cost of goods sold	1,217,833	1,233,370	(1.3)%
Gross profit	376,673	296,382	27.1%
Selling, general and administrative expenses	(221,770)	(221,770)	—%
Impairment and exit charges	(2,511)	(3,520)	(28.7)%
Other operating income, net	1,409	1,094	28.8%
	(222,872)	(224,196)	(0.6)%
Income from operations	153,801	72,186	113.1%
Other income (expenses)
Interest expense	(79,890)	(94,970)	(15.9)%
Gain (loss) on extinguishment of debt	(12,256)	1,708	*
Earnings from equity method investee	11,291	10,466	7.9%
Income (loss) before income taxes	72,946	(10,610)	*
Income tax (expense) benefit	(8,460)	3,279	*
Net income (loss)	$64,486	$(7,331)	*
* Represents positive or negative change in excess of 100%

Net Sales

    Net sales for the year ended December 31, 2020 were $1,594.5 million, an increase of $64.7 million or 4.2% from $1,529.8 million for the year ended December 31, 2019. The increase was the net effect of a $90.3 million increase in our in our Water Pipe & Products segment mostly due to higher average selling prices; partially offset by a decrease of $25.6 million in our Drainage Pipe & Products segment primarily driven by lower shipment volumes, partially offset by higher average selling prices.

Cost of Goods Sold

    Cost of goods sold for the year ended December 31, 2020 were $1,217.8 million, a decrease of $15.6 million or 1.3% from $1,233.4 million for the year ended December 31, 2019. The small decrease in cost of goods sold was the net effect of a $36.2 million decrease in our Drainage Pipe & Products segment primarily driven by lower shipment volumes, partially offset by an increase of $20.8 million in our Water Pipe & Products segment primarily due to a slight year-over-year increase in shipment volumes while unit cost of sales remained relatively flat.

Gross Profit

    Gross profit in the year ended December 31, 2020 was $376.7 million, an increase of $80.3 million, or 27.1%, from $296.4 million in the year ended December 31, 2019. Gross profit in both our Water Pipe & Products segment and our Drainage Pipe & Products segment increased by $69.5 million and $10.6 million, respectively, primarily due to higher average selling prices in both businesses, partially offset by the volume decline in our Drainage Pipe & Products segment.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses in the year ended December 31, 2020 were $221.8 million, the same as $221.8 million in the year ended December 31, 2019. Higher incentive compensation expenses of $6.1 million driven by better results were partially offset by lower travel expenses of $3.1 million, and lower executive severance expenses of $2.5 million in 2020 compared to 2019.

Impairment and Exit Charges

    Impairment and exit charges in the year ended December 31, 2020 were $2.5 million, compared to $3.5 million in the year ended December 31, 2019. These charges in both years primarily related to plant closings undertaken for purposes of achieving operating efficiencies.

Interest Expense

    Interest expense in the year ended December 31, 2020 was $79.9 million, a decrease of $15.1 million, or 15.9%, from $95.0 million in the year ended December 31, 2019. The decrease in interest expense was primarily driven by both the impact of lower LIBOR of $12.3 million and the impact of lower average outstanding debt balance of $4.0 million as we continued voluntarily prepaying our term loan, partially offset by $6.3 million impact of higher interest rate on the $500 million senior secured notes that were issued in July 2020. In addition, $5.4 million of the change was related to the decrease of mark-to-market loss on the interest rate swaps year over year.

Gain (loss) on extinguishment of debt

Loss on extinguishment of debt in the year ended December 31, 2020 was $12.3 million, compared to a gain of $1.7 million in the year ended December 31, 2019. The loss in 2020 was primarily driven by the write-off of the deferred debt issuance cost of $13.1 million associated with our $612.5 million term loan prepayment at par with the proceeds from the offering of our Senior Notes and cash on hand, slightly offset by a gain from our $83.5 million open-market term loan repurchases at small discounts. The gain in 2019 primarily related to our open-market purchases of term loan at discounts.

Income Tax (Expense) Benefit

    Income tax expense in the year ended December 31, 2020 was $8.5 million, a change of $11.8 million from an income tax benefit of $3.3 million in the year ended December 31, 2019. The change is primarily due to the improvement of our operating income in 2020 to $72.9 million, compared to an operating loss of $10.6 million in 2019. The increase in income tax expense was partially offset by an $11.8 million reversal of valuation allowance in 2020 as our operating income continues to improve.

Segment Results of Operations

(in thousands)	For the year ended December 31,
	2020	2019(2)	% Change
Net sales:
Drainage Pipe & Products	$887,420	$913,033	(2.8)%
Water Pipe & Products	707,086	616,719	14.7%
Corporate and Other	—	—
Total	$1,594,506	$1,529,752	4.2%

Gross profit (loss):
Drainage Pipe & Products	211,568	201,015	5.3%
Water Pipe & Products	165,078	95,581	72.7%
Corporate and Other	27	(214)	*
Total	$376,673	$296,382	27.1%

Segment EBITDA(1):
Drainage Pipe & Products	187,547	173,006	8.4%
Water Pipe & Products(2)	145,451	82,831	75.6%
Corporate and Other	(90,666)	(74,219)	22.2%

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
(2)     During the fourth quarter of 2020, we reclassified the pressure pipe business from Water segment to Drainage segment to better align with our organizational structure. The US and Canadian Pressure Pipe businesses were formerly managed by the Water segment management team, however Forterra changed its internal management structure to include the remaining Canadian Pressure Pipe plant under the same management team that oversees the Canadian Pipe & Precast operations. As a result, historical segment data were restated to reflect the current segment compositions.

Drainage Pipe & Products

Net Sales

    Net sales in the year ended December 31, 2020 were $887.4 million, a decrease of $25.6 million, or 2.8%, from $913.0 million in the year ended December 31, 2019. The decrease was primarily the net effect of a $91.3 million decrease due to lower shipment volumes in our pipe and precast products driven by less favorable weather in 2020 compared to 2019, temporary project delays related to the COVID-19 pandemic, as well as our margin-enhancing "value before volume" commercial strategy; partially offset by a $53.7 million increase driven by higher average selling price in our pipe and precast products. Pipe and precast products revenues accounted for more than 85% of the net sales in this segment. The remaining increase in net sales was primarily related to our structural precast business and was driven by higher shipment volumes.

Gross Profit

    Gross profit in the year ended December 31, 2020 was $211.6 million, an increase of $10.6 million or 5.3% from $201.0 million in the year ended December 31, 2019. The increase was primarily due to higher average selling prices, partially offset by lower shipment volumes of our pipe and precast products.

Water Pipe & Products

Net Sales

    Net sales in the year ended December 31, 2020 were $707.1 million, an increase of $90.4 million or 14.7% from $616.7 million in the year ended December 31, 2019. The increase was primarily the combination of $76.2 million driven by higher average selling prices and $13.9 million driven by higher shipment volumes of our ductile iron pipe products. Ductile-iron pipe sales accounted for more than 85% of the net sales in this segment.

Gross Profit

    Gross profit in the year ended December 31, 2020 was $165.1 million, an increase of $69.5 million or 72.7% from $95.6 million in the year ended December 31, 2019. The increase was primarily due to both higher average selling prices and higher shipment volumes.

Year Ended December 31, 2019 as Compared to the Year Ended December 31, 2018

Total Company

    The following table summarizes certain financial information relating to our operating results for the years ended December 31, 2019 and December 31, 2018 (in thousands).

Statements of Income Data:	Year ended December 31, 2019	Year ended December 31, 2018	% Change

Net sales	$1,529,752	$1,479,712	3.4%
Cost of goods sold	1,233,370	1,234,143	(0.1)%
Gross profit	296,382	245,569	20.7%
Selling, general and administrative expenses	(221,770)	(209,877)	5.7%
Impairment and exit charges	(3,520)	(4,336)	(18.8)%
Other operating income, net	1,094	9,523	(88.5)%
	(224,196)	(204,690)	9.5%
Income from operations	72,186	40,879	76.6%
Other income (expenses)
Interest expense	(94,970)	(78,337)	21.2%
Gain on extinguishment of debt	1,708	—	*
Earnings from equity method investee	10,466	10,162	3.0%
Other income (expense), net	—	6,016	*
Loss before income taxes	(10,610)	(21,280)	(50.1)%
Income tax (expense) benefit	3,279	(3,085)	*
Net loss	$(7,331)	$(24,365)	(69.9)%
* Represents positive or negative change in excess of 100%

Net Sales

    Net sales for the year ended December 31, 2019 were $1,529.8 million, an increase of $50.1 million or 3.4% from $1,479.7 million for the year ended December 31, 2018. The increase was the net effect of a $73.3 million increase in our Drainage Pipe & Products segment primarily due to higher average selling prices and higher shipment volumes; partially offset by a $23.3 million decrease in our Water Pipe & Products segment primarily driven by lower shipment volumes, partially offset by higher average selling prices.

Cost of Goods Sold

    Cost of goods sold for the year ended December 31, 2019 were $1,233.4 million, a decrease of $0.7 million or 0.1% from $1,234.1 million in the year ended December 31, 2018. The small change in cost of goods sold was the net effect of a $50.1 million decrease in our Water Pipe & Products segment primarily due to lower shipment volumes and lower cost of scrap metal, offset by a $49.7 million increase in our Drainage Pipe & Products segment primarily driven by higher shipment volumes.

Gross Profit

    Gross profit in the year ended December 31, 2019 was $296.4 million, an increase of $50.8 million, or 20.7%, from $245.6 million in the year ended December 31, 2018. Gross profit in our Drainage Pipe & Products segment increased by $23.6 million primarily due to higher average selling prices and higher shipment volumes; gross profit in our Water Pipe & Products segment also increased by $26.8 million, primarily driven by higher average selling prices as well as lower scrap metal raw material costs.

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

Income Tax (Expense) Benefit

    Income tax benefit in the year ended December 31, 2019 was $3.3 million, a change of $6.4 million from an income tax expense of $3.1 million in the year ended December 31, 2018. The change is primarily due to the benefit of the favorable valuation allowance movement between the two years of $8.4 million, and was partially offset by a $2.0 million increase in tax expense primarily related to greater pre-tax earnings in the year ended December 31, 2019 compared to the prior year.

Segment Results of Operations

(in thousands)	For the year ended December 31,
	2019(2)	2018(2)	% Change
Net sales:
Drainage Pipe & Products	$913,033	$839,689	8.7%
Water Pipe & Products	616,719	640,023	(3.6)%
Corporate and Other	—	—
Total	$1,529,752	$1,479,712	3.4%

Gross profit (loss):
Drainage Pipe & Products	201,015	177,444	13.3%
Water Pipe & Products	95,581	68,813	38.9%
Corporate and Other	(214)	(688)	(68.9)%
Total	$296,382	$245,569	20.7%

Segment EBITDA(1):
Drainage Pipe & Products	173,006	160,295	7.9%
Water Pipe & Products(2)	82,831	60,987	35.8%
Corporate and Other	(74,219)	(58,802)	26.2%

(1)     For purposes of evaluating segment performance, the Company's chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization, or EBITDA, as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of EBITDA. See Note 21, to our consolidated financial statements for segment EBITDA reconciliation to income (loss) before income taxes.
(2)     During the fourth quarter of 2020, we reclassified the pressure pipe business from Water segment to Drainage segment to better align with our organizational structure. The US and Canadian Pressure Pipe businesses were formerly managed by the Water segment management team, however Forterra changed its internal management structure to include the remaining Canadian Pressure Pipe plant under the same management team that oversees the Canadian Pipe & Precast operations. As a result, historical segment data were restated to reflect the current segment compositions.

Drainage Pipe & Products

Net Sales

    Net sales in the year ended December 31, 2019 was $913.0 million, an increase of $73.3 million, or 8.7%, from $839.7 million in the year ended December 31, 2018. The increase was primarily the combination of $52.5 million due to higher average selling prices and $23.0 million due to higher shipment volumes of our pipe and precast products. Pipe and precast products revenues accounted for more than 85% of the net sales in this segment.

Gross Profit

    Gross profit in the year ended December 31, 2019 was $201.0 million, an increase of $23.6 million or 13.3%, from $177.4 million in the year ended December 31, 2018. The increase was primarily due to higher average selling prices and higher shipment volumes of our pipe and precast products, slightly offset by higher cost of raw materials.

Water Pipe & Products

Net Sales

    Net sales in the year ended December 31, 2019 were $616.7 million, a decrease of $23.3 million or 3.6% from $640.0 million in the year ended December 31, 2018. The decrease was the net effect of a $44.9 million decrease caused by lower shipment volumes of our ductile-iron pipe products, partially offset by a $23.6 million increase contributed by higher average selling price of our ductile-iron pipe products. Ductile-iron pipe sales accounted for more than 85% of the net sales in this segment.

Gross Profit

    Gross profit in the year ended December 31, 2019 was $95.6 million, an increase of $26.8 million or 38.9% from $68.8 million in the year ended December 31, 2018. The increase was primarily driven by higher average selling prices as well as lower raw material costs related to our ductile-iron pipe products.

Liquidity and Capital Resources

Our available cash and cash equivalents, borrowing availability under our $350.0 million Revolver, and funds generated from operations are our most significant sources of liquidity. While we believe these sources will be sufficient to finance our working capital requirements, planned capital expenditures that are essential, debt service obligations and other cash requirements for at least the next 12 months, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, including those related to the COVID-19 pandemic, and financial, business and other factors, some of which are beyond our control. See “Risk Factors” in Part I, Item 1A of this Form 10-K.

    As of December 31, 2020 and 2019, we had approximately $25.7 million and $34.8 million of cash and cash equivalents, respectively, of which $12.5 million and $12.6 million, respectively, were held by foreign subsidiaries. All of the cash and cash equivalents as of December 31, 2020 and 2019 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.  As a result of the TCJA, we can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax.

    In connection with the IPO, we entered into a tax receivable agreement with Lone Star that provides for the payment by us to Lone Star of specified amounts in respect of any cash savings as a result of the utilization of certain tax benefits. The actual utilization of the relevant tax benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. However, we expect that the payments we make under the tax receivable agreement could be substantial. The tax receivable agreement also includes provisions that restrict the incurrence of debt and require that we make an accelerated payment to Lone Star equal to the present value of all future payments due under the tax receivable agreement, in each case under certain circumstances. Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. The passage of the TCJA significantly reduced the Company's anticipated liability under the tax receivable agreement. Our liability recorded for the tax receivable agreement at December 31, 2020 and December 31, 2019 was $64.2 million and $77.4 million, respectively, with $8.3 million and $13.1 million, respectively, being classified as short-term. For the years ended December 31, 2020 and December 31, 2019, we paid $13.1 million and $11.4 million, respectively, to Lone Star under the tax receivable agreement.

     Our forecast for payments under the tax receivable agreement in 2021 is expected to be in the range of $8 to $10 million. We expect that future annual payments under the tax receivable agreement will decline each year in accordance with our tax basis depreciation and amortization schedule unless future transactions result in an acceleration of our tax benefits under the agreement. See Item 1A, Risk Factors and Note 16 to the consolidated financial statements.

Credit Agreements

    During the year ended December 31, 2020, we voluntarily prepaid $203.5 million of our Term Loan prepaid $492.5 million of our Term Loan using the net proceeds from the offering of the senior secured notes, as further described below. As of December 31, 2020, we had $414.9 million outstanding balance under our Term Loan. At December 31, 2020, we had no borrowings under our Revolver and our available borrowing capacity under the Revolver was $235.6 million.

    The Revolver provides for an aggregate principal amount of up to $350.0 million, with up to $330.0 million to be made available to the U.S. borrowers and up to $20.0 million to be made available to the Canadian borrowers. Subject to the conditions set forth in the revolving credit agreement, the Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations. The Revolver bears interest at a rate equal to LIBOR or CDOR plus a margin ranging from 1.75% to 2.25% per annum, or an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.75% to 1.25% per annum, in each case, based upon the average excess availability under the Revolver for the most recently completed calendar quarter and our total leverage ratio as of the end of the most recent fiscal quarter for which financial statements have been delivered. The Revolver matures on June 17, 2025, subject to earlier maturity if greater than $75.0 million of our Term Loan remains outstanding 91 days prior to the scheduled maturity of the term loan credit facility or any refinancing thereof.

    The Term Loan, as amended, provides for a $1.25 billion senior secured term loan. Subject to the conditions set forth in the term loan agreement, the Term Loan may be increased by (i) up to the greater of $285.0 million and 1.0x consolidated EBITDA of Forterra, Inc. and its restricted subsidiaries for the four quarters most recently ended prior to such incurrence plus (ii) the aggregate amount of any voluntary prepayments, plus (iii) an additional amount, provided certain financial tests are met. See Note 11 to our consolidated financial statements. The Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest will accrue on outstanding borrowings thereunder at a rate equal to LIBOR (with a floor of 1.0%) or an alternate base rate, in each case plus a margin of 3.00% or 2.00%, respectively. Our credit agreement does not provide a mechanism to facilitate the adoption of an alternative benchmark rate for use in place of LIBOR. We plan to monitor the expected phase-out of LIBOR and may seek to renegotiate the benchmark rate with our lenders in the future. See Item 1A. "Risk Factors."

    The Revolver and the Term Loan contain customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict our ability to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The Revolver contains a financial covenant restricting Forterra from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the Revolver falls below a threshold. The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization, less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness). The Term Loan does not contain any financial covenants. Obligations under the Revolver and the Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). As of December 31, 2020, we were in compliance with all applicable covenants under the Revolver and the Term Loan.

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

Summarized financial information for the two most recent annual periods was as follows (in thousands):

	Parent - Forterra, Inc. and Subsidiary Guarantors

	December 31, 2020	December 31, 2019
Current assets	$443,839	$459,437
Intercompany payable to non-guarantor subsidiaries	8,384	6,087
Non-current assets	1,115,191	1,175,697
Current liabilities	267,672	217,766
Non-current liabilities	1,176,492	1,383,697

	Parent - Forterra, Inc. and Subsidiary Guarantors

	Year ended December 31, 2020	Year ended December 31, 2019
Net sales	$1,514,556	$1,448,492
Gross profit	347,854	272,489
Income before taxes	58,880	21,557
Net income	52,273	14,813

Cash Flows

    The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented (in thousands).

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018

Statement of Cash Flows data:
Net cash provided by operating activities	$243,197	$146,786	$27,196
Net cash used in investing activities	(18,373)	(42,295)	(51,052)
Net cash used in financing activities	(234,272)	(106,181)	(43,451)

Net Cash Provided by Operating Activities

    Changes in operating cash flows between the periods are primarily due to the change in income from operations, timing of collections and payments, as well as the change in our inventory as compared to the prior year periods.

    Operating cash flow increased to $243.2 million in 2020 as compared to $146.8 million in 2019 primarily due to higher income from operations and better working capital management. Operating cash flow increased to $146.8 million in 2019 as compared to $27.2 million in 2018 primarily due to higher income from operations and a decrease in ending inventory.

Net Cash Used in Investing Activities

    Net cash used in investing activities was $18.4 million for the year ended December 31, 2020 primarily due to capital expenditures of $34.0 million, partially offset by proceeds from the sale of fixed assets of $15.6 million. Net cash used in investing activities was $42.3 million for the year ended December 31, 2019 primarily due to capital expenditures of $42.9 million and the acquisition of Buckner assets of $10.8 million, partially offset by proceeds from the sale of fixed assets of $11.4 million. Net cash used in investing activities was $51.1 million for the year ended December 31, 2018 due to capital expenditures of $48.7 million, final net working capital settlement related to U.S. Pressure Pipe Divestiture of $8.5 million, settlement on derivative contracts of $5.0 million, business acquisitions of $4.5 million and other asset acquisitions of $1.9 million, partially offset by cash received from the Foley Transaction of $9.1 million and proceeds from sale of fixed assets of $8.4 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $234.3 million for the year ended December 31, 2020 due primarily to $707.6 million repayments of principal on the Term Loan, $13.1 million payments pursuant to the tax receivable agreement, and $11.4 million payment of debt issuance costs, partially offset by proceeds from senior secured notes of $500.0 million. Net cash used in financing activities was $106.2 million for the year ended December 31, 2019 due primarily to $95.7 million of repayments of principal on the Term Loan and a $11.4 million payment pursuant to the tax receivable agreement. Net cash used in financing activities was $43.5 million for the year ended December 31, 2018 due primarily to the payment of $30.4 million under our tax receivable agreement. The $30.4 million payment under the tax receivable agreement in 2018, pertaining to the 2017 tax year, included the impact of accelerated payments as a result of certain transactions completed in 2017, including the sale of the U.S. concrete and steel pressure pipe business, that caused an acceleration of tax benefits subject to the tax receivable agreement.  The $11.4 million payment under the tax receivable agreement in 2019 was pertaining to the 2018 tax year.

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
Our capital expenditures were $34.0 million for the year ended December 31, 2020, $42.9 million for the year ended December 31, 2019, and $48.7 million for the year ended December 31, 2018. We expect capital expenditures to be higher than usual in 2021 due to certain pandemic-delayed projects being completed in 2021. The majority of our planned capital spending now is related to equipment, such as plant and mobile equipment, upgrade and expansion of existing facilities, and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

    In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments. As of December 31, 2020, outstanding stand-by letters of credit amounted to $16.7 million.

Contractual Obligations and Other Long-Term Liabilities

    The following table summarizes our significant contractual obligations as of December 31, 2020. Non-cancelable operating leases are presented net of non-cancelable subleases. Some of the amounts included in the table are based on management's estimate and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payment Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
	(In thousands)
Term loan	$414,867	$12,510	$12,510	$389,847	$—	$—	$—
Notes	500,000	—	—	—	—	500,000	—
Interest on indebtedness (1)	45,388	16,591	16,084	12,713	—	—	—
Operating leases	150,110	10,201	9,829	10,569	9,836	9,446	100,229
Finance leases	726,999	18,024	18,239	18,366	18,599	18,803	634,968
Total Commitments	$1,837,364	$57,326	$56,662	$431,495	$28,435	$528,249	$735,197

(1)     The interest rate on the Term loan is 4.0%; the interest rate on the Notes is 6.5%.

    Additionally, we have accrued approximately $55.9 million associated with the tax receivable agreement in long-term liabilities and $36.9 million of other long-term liabilities as of December 31, 2020. The risks and uncertainties associated with the tax receivable agreement are discussed above and in Note 16 to the consolidated financial statements.

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

    For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, no impairment charge was recorded for goodwill and intangible assets.

Leases Accounting Policy

    We determine if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating leases are included in operating lease right-of-use, or ROU, assets, accrued liabilities, and long-term operating lease liabilities in the consolidated balance sheets. Finance leases are included in property, plant and equipment, accrued liabilities, and long-term finance lease liabilities in the consolidated balance sheets.

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

Income Taxes

    The Company computes the provision for income taxes using the asset/liability method. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year in which the differences are expected to reverse. The Company uses the period cost method for Global Intangible Low-taxed Income (“GILTI”) provisions, and therefore, has not recorded deferred taxes for basis differences expected to reverse in future periods.

    The Company evaluates the recoverability of its deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. In assessing the need for a valuation allowance, the Company considers all available evidence for each jurisdiction, including past operating results, future reversal of taxable and deductible temporary differences, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if, based on all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    The Company recognizes a tax benefit for uncertain tax positions only if it believes it is more-likely-than-not that the position will be sustained upon examination based solely on the technical merits of the tax position. The Company evaluates whether a tax position meets the more-likely-than-not recognition threshold using the assumption that the position will be examined by the appropriate taxing authority. The tax benefits recognized in the financial statements from such positions are measured based upon the largest amount that is more than 50% likely to be realized upon ultimate settlement. Penalties and interest related to income tax uncertainties, should they occur, are included in income tax expense in the period in which they are incurred.

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

    We incur shipping costs to third parties for the transportation of building products and bill such costs to customers. For the years ended December 31, 2020, 2019 and 2018, we recorded freight costs of approximately $122.7 million, $131.8 million, and $127.0 million, respectively, on a gross basis within net sales and cost of goods sold in the accompanying consolidated statements of operations.

    For certain engineering and construction contracts and building contracting arrangements, we recognize revenue using the percentage of completion method, based on total contract costs incurred to date compared to total estimated cost at completion for each contract. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. If estimated total costs on a contract indicate a loss, the entire loss is provided for in the financial statements immediately. To the extent we have invoiced and collected from customers more revenue than has been recognized as revenue using the percentage of completion method, we record the excess amount invoiced as deferred revenue. Revenue recognized in excess of amounts billed, and balances billed but not yet paid by customers under retainage provisions are classified as a current asset within receivables, net on the balance sheet. For the years ended December 31, 2020, December 31, 2019, and December 31, 2018, revenue recognized in continuing operations using the percentage of completion method amounted to 3%, 2%, and 1% of total net sales, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates and commodity price risk associated with our input costs. We utilize derivative instruments to manage selected foreign exchange and interest rate exposures. See Note 13 to the consolidated financial statements.

Interest Rate Risk

    Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. On March 30, 2020, Forterra entered into an interest rate swap transaction with a notional value of $400 million to reduce exposure to interest rate fluctuations associated with a portion of the Term Loan. Under the terms of the swap transaction, Forterra agreed to pay a fixed rate of interest of 1.08% and receive floating rate of interest indexed to one-month LIBOR, subject to a minimum of 1.00%, with monthly settlement terms with the swap counterparty. The swap has a 30-month term and expires on September 30, 2022. At December 31, 2020, we estimate that 1% increase in the rates relating to the portion of our floating rate debt that is not hedged would increase annual interest requirements by approximately $5.1 million.

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

Foreign Currency Risk

    Approximately 5.1% of our net sales for the year ended December 31, 2020 were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the year ended December 31, 2020, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.8 million. This may differ from actual results depending on the levels of net sales outside of the U.S.

Commodity Price Risk

    We are subject to commodity price risks with respect to price changes mainly in the electricity and natural gas markets and other raw material costs, such as cement, aggregates, scrap and steel. Price fluctuations on our key inputs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, changes in or disruptions to industry production capacity, changes in inventory levels and other factors beyond our control.

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

    At December 31, 2020 and 2019, we had an individual customer within our Water Pipe & Products segment that accounted for more than 10% of total net sales for the years ended December 31, 2020 and 2019. The customer represented approximately 16% and 15% of our total net sales for the years ended December 31, 2020 and 2019, respectively, and had total receivables at December 31, 2020 and 2019 totaling 16% and 13% of our total receivables, net, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forterra, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Forterra, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Realizability of deferred tax assets

Description of the Matter
As more fully described in Note 20 to the consolidated financial statements, at December 31, 2020, the Company had deferred tax assets related to deductible temporary differences of $87.1 million, net of a $1.7 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management’s assessment of the realizability of its deferred tax assets involved complex auditor judgment because management’s estimate is highly judgmental and based on significant assumptions that may be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of deferred tax assets. This included controls over management’s scheduling of the future reversal of existing taxable temporary differences and projections of future taxable income.

Among other audit procedures performed, we tested the Company’s scheduling of the reversal of existing temporary taxable differences, including evaluation of the timing of the reversal pattern. We evaluated the assumptions used by the Company to develop projections of future taxable income by jurisdiction and tested the completeness and accuracy of the underlying data used in its projections. For example, we compared the projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also assessed the historical accuracy of management’s projections and compared the projections of future taxable income with other forecasted financial information prepared by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas
February 25, 2021

FORTERRA, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2020	2019	2018

Net sales	$1,594,506	$1,529,752	$1,479,712
Cost of goods sold	1,217,833	1,233,370	1,234,143
Gross profit	376,673	296,382	245,569
Selling, general & administrative expenses	(221,770)	(221,770)	(209,877)
Impairment and exit charges	(2,511)	(3,520)	(4,336)
Other operating income, net	1,409	1,094	9,523
	(222,872)	(224,196)	(204,690)
Income from operations	153,801	72,186	40,879

Other income (expenses)
Interest expense	(79,890)	(94,970)	(78,337)
Gain (loss) on extinguishment of debt	(12,256)	1,708	—
Earnings from equity method investee	11,291	10,466	10,162
Other income (expense), net	—	—	6,016
Income (loss) before income taxes	72,946	(10,610)	(21,280)
Income tax (expense) benefit	(8,460)	3,279	(3,085)

Net income (loss)	$64,486	$(7,331)	$(24,365)

Earnings (loss) per share:
Basic	$0.99	$(0.11)	$(0.38)
Diluted	$0.94	$(0.11)	$(0.38)

Weighted average shares of common stock outstanding:
Basic	65,260	64,232	63,904
Diluted	68,203	64,232	63,904

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2020	2019	2018
Net income (loss)	$64,486	$(7,331)	$(24,365)
Unrealized gain on derivative activities, net of tax	—	—	970
Change in other postretirement benefit plans, net of tax	(1,042)	373	—
Foreign currency translation adjustment	1,149	3,304	(5,782)
Comprehensive income (loss)	$64,593	$(3,654)	$(29,177)

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$25,678	$34,800
Receivables, net	227,948	205,801
Inventories	222,928	238,483
Prepaid expenses	7,967	11,021
Other current assets	2,022	8,890
Total current assets	486,543	498,995
Non-current assets
Property, plant and equipment, net	451,082	475,575
Operating lease right-of-use assets	54,379	60,253
Goodwill	509,127	508,826
Intangible assets, net	101,409	142,674
Investment in equity method investee	48,285	50,034
Other long-term assets	4,987	3,701
Total assets	$1,655,812	$1,740,058
LIABILITIES AND EQUITY
Current liabilities
Trade payables	$134,144	$102,426
Accrued liabilities	115,693	88,839
Deferred revenue	8,220	9,527
Current portion of long-term debt	12,510	12,510
Current portion of tax receivable agreement	8,333	13,145
Total current liabilities	278,900	226,447
Non-current liabilities
Senior term loan	395,468	1,085,793
Senior secured notes	492,043	—
Long-term finance lease liabilities	142,195	137,365
Long-term operating lease liabilities	50,943	54,411
Deferred tax liabilities	9,671	28,929
Other long-term liabilities	36,918	21,906
Long-term tax receivable agreement	55,907	64,240
Total liabilities	1,462,045	1,619,091
Commitments and Contingencies (Note 16)
Equity
Common stock, $0.001 par value. 190,000 shares authorized; 65,981 and 64,741 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	19	19
Additional paid-in-capital	252,579	244,372
Accumulated other comprehensive loss	(6,956)	(7,063)
Retained deficit	(51,875)	(116,361)
Total shareholders' equity	193,767	120,967
Total liabilities and shareholders' equity	$1,655,812	$1,740,058

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity

Balance at December 31, 2017	64,230,888	$18	$230,023	$(5,098)	$(92,452)	$132,491
Share-based compensation expense	—	—	6,240	—	—	6,240
Stock-based plan activity	(25,284)	—	(126)	—	—	(126)
Net loss	—	—	—	—	(24,365)	(24,365)
Gains on derivative transactions, net of tax	—	—	—	970	—	970
Reclassification due to the adoption of ASU 2018-02	—	—	—	(830)	830	—
Foreign currency translation adjustment	—	—	—	(5,782)	—	(5,782)
Other	—	—	(1,206)	—	—	(1,206)
Balance at December 31, 2018	64,205,604	$18	$234,931	$(10,740)	$(115,987)	$108,222
Cumulative effect of accounting changes, net of tax	—	—	—	—	6,957	6,957
Share-based compensation expense	—	—	7,919	—	—	7,919
Stock-based plan activity	535,063	1	1,522	—	—	1,523
Net loss	—	—	—	—	(7,331)	(7,331)
Foreign currency translation adjustment	—	—	—	3,304	—	3,304
Other	—	—	—	373	—	373
Balance at December 31, 2019	64,740,667	$19	$244,372	$(7,063)	$(116,361)	$120,967
Share-based compensation expense	—	—	9,489	—	—	9,489
Stock-based plan activity	1,240,120	—	(1,282)	—	—	(1,282)
Net income	—	—	—	—	64,486	64,486
Foreign currency translation adjustment	—	—	—	1,149	—	1,149
Other	—	—	—	(1,042)	—	(1,042)
Balance at December 31, 2020	65,980,787	$19	$252,579	$(6,956)	$(51,875)	$193,767

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$64,486	$(7,331)	$(24,365)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization expense	89,496	97,258	105,423
Gain on business divestiture	—	—	(6,016)
(Gain) / loss on disposal of property, plant and equipment	638	2,045	(4,266)
(Gain) / loss on extinguishment of debt	12,256	(1,708)	—
Amortization of debt discount and issuance costs	6,599	7,962	8,143
Stock-based compensation expense	9,489	7,919	6,240
Impairment of property, plant, and equipment and goodwill	1,206	128	956
Earnings from equity method investee	(11,291)	(10,466)	(10,162)
Distributions from equity method investee	13,039	11,039	13,141
Unrealized (gain) / loss on derivative instruments, net	830	6,401	(1,408)
Unrealized foreign currency (gains) / losses, net	311	45	(527)
Provision (recoveries) for doubtful accounts	(271)	387	(1,224)
Deferred income taxes	(19,258)	(20,067)	(20,768)
Deferred rent	—	—	1,373
Other non-cash items	5,188	1,320	83
Change in assets and liabilities:
Receivables, net	(21,421)	(7,394)	(2,466)
Inventories	15,683	47,491	(45,313)
Other current assets	9,662	514	8,657
Accounts payable and accrued liabilities	53,936	2,675	(4,548)
Other assets & liabilities	12,619	8,568	4,243
NET CASH PROVIDED BY OPERATING ACTIVITIES	243,197	146,786	27,196
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, and intangible assets	(34,019)	(53,709)	(50,609)
Proceeds from business divestiture	—	—	618
Proceeds from sale of fixed assets	15,646	11,414	8,429
Settlement of net investment hedges	—	—	(4,990)
Assets and liabilities acquired, business combinations, net	—	—	(4,500)
NET CASH USED IN INVESTING ACTIVITIES	(18,373)	(42,295)	(51,052)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of debt issuance costs	(11,416)	—	—
Proceeds from issuance of common stock, net	2,424	1,703	—
Payments on Term Loan	(707,624)	(95,741)	(12,510)
Proceeds from Senior Secured Notes	500,000	—	—
Proceeds from revolver	180,000	54,000	—
Payments on revolver	(180,000)	(54,000)	—
Payments pursuant to tax receivable agreement	(13,145)	(11,390)	(30,407)
Other financing activities	(4,511)	(753)	(534)
NET CASH USED IN FINANCING ACTIVITIES	(234,272)	(106,181)	(43,451)
Effect of exchange rate changes on cash	326	697	(1,434)
Net change in cash and cash equivalents	(9,122)	(993)	(68,741)
Cash and cash equivalents, beginning of period	34,800	35,793	104,534
Cash and cash equivalents, end of period	$25,678	$34,800	$35,793

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

    Forterra, a Delaware corporation, was formed on June 21, 2016 to hold the business of Forterra Building Products following an internal reorganization transaction in connection with its initial public offering in 2016 ("IPO").

    The business of Forterra Building Products included indirect wholly-owned subsidiaries of LSF9 Concrete Holdings Ltd., ("LSF9"). Lone Star Fund IX (U.S.), L.P., which is referred to along with its affiliates and associates, but excluding the Company and other companies that it owns as a result of its investment activity, as Lone Star, through its wholly-owned subsidiary LSF9, acquired the business of Forterra Building Products on March 13, 2015, (‘‘Acquisition’’). LSF9, which was formed on February 6, 2015 for the purpose of acquiring the business of Forterra Building Products had no operations prior to the date of the Acquisition.

Initial Public Offering

    On October 6, 2016, Forterra filed an Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock from 1,000 with a par value of $0.01 per share to 190,000,000 with a par value of $0.001 per share, and, immediately after which, effected a 41,619.472 for one stock split of its issued and outstanding common stock previously approved by the Company's Board of Directors. Following the stock split there were 41,619,472 shares of common stock outstanding. The Company's Amended and Restated Certificate of Incorporation has also authorized 10,000,000 shares of preferred stock that may be issued at the approval of the Company's Board of Directors. No shares of preferred stock have been issued or were outstanding as of December 31, 2020.

    On October 25, 2016, Forterra sold 18,420,000 shares of common stock in its IPO at a public offering price of $18.00 per share. The Company received net proceeds of $313.3 million in the IPO before offering costs.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

Quikrete Merger Agreement

On February 19, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quikrete Holdings, Inc., a Delaware corporation (“Parent”), and Jordan Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock (the “Common Stock”) of the Company (other than (i) any shares held in the treasury of the Company or owned, directly or indirectly, by Parent, Merger Sub or any wholly-owned subsidiary of the Company immediately prior to the Effective Time, (ii) shares that are subject to any vesting restrictions (“Company Restricted Shares”) granted under the Company’s stock incentive plans (the “Company Stock Plans”) and (iii) any shares owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be automatically canceled and converted into the right to receive $24.00 in cash, without interest (the “Merger Consideration”), subject to deduction for any required withholding tax.

At the Effective Time:

(1)
each restricted stock unit that is solely subject to time-based vesting requirements granted under the Company Stock Plans that is outstanding immediately prior to the Effective Time shall fully vest and be converted into the right to receive an amount in cash (without interest and subject to applicable tax withholdings) equal to the product of (i) the Merger Consideration multiplied by (ii) the number of shares of Common Stock subject to such vested restricted stock unit;

(2)
each restricted stock unit that is subject to performance-based vesting requirements granted under the Company Stock Plans that is outstanding immediately prior to the Effective Time shall immediately vest and be converted into the right to receive an amount in cash (without interest and subject to applicable tax withholdings) equal to the product of (i) the Merger Consideration multiplied by (ii) the number of shares subject to such vested restricted stock unit immediately prior to the Effective Time as determined in accordance with the Merger Agreement;

(3)
each option to purchase shares of Common Stock granted under the Company Stock Plans that is outstanding immediately prior to the Effective Time shall fully vest, to the extent not vested previously, and be converted into the right to receive an amount in cash (without interest and subject to applicable tax withholdings) equal to the product of (i) the remainder, if positive, of (A) the Merger Consideration minus (B) the exercise price per share of Common Stock of such option multiplied by (ii) the number of shares of Common Stock subject to such vested option; and

(4)
each Company Restricted Share that is outstanding immediately prior to the Effective Time shall immediately vest in full and be converted into the right to receive an amount in cash (without interest and subject to applicable tax withholdings) equal to the Merger Consideration.

Each party’s obligation to consummate the Merger is subject to certain conditions, including, among others: (i) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) the absence of any order issued by any court of competent jurisdiction, other legal restraint or prohibition or any law enacted or deemed applicable by a governmental entity that prohibits or makes illegal the consummation of the Merger; (iii) the passing of twenty (20) days from the date on which the Company mails to the Company’s stockholders the Information Statement (as defined below) in definitive form; (iv) subject to certain qualifications, the accuracy of representations and warranties of the other party set forth in the Merger Agreement; and (v) the performance by the other party in all material respects of its obligations under the Merger Agreement. Parent’s obligation to consummate the Merger is also conditioned on, among other things, the absence of any Material Adverse Effect (as defined in the Merger Agreement).

FORTERRA, INC.
Consolidated Notes to Financial Statements

Entry into the Merger Agreement has been unanimously approved by the board of directors of the Company.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Parent and Merger Sub. Among other things, the Company has agreed to use commercially reasonable efforts to conduct its business in the ordinary course of business consistent with past practice and use commercially reasonable efforts to preserve intact its businesses until the Merger is consummated. The Company and Parent have also agreed to use their respective reasonable best efforts to obtain any approvals from governmental authorities for the Merger, including all required antitrust approvals, on the terms and subject to the conditions set forth in the Merger Agreement, provided that Parent and its affiliates will not be required to take, or agree to take, certain actions with respect to assets, businesses or product lines of Parent or any of its subsidiaries, or the Company or any of its subsidiaries, accounting for more than $80 million of EBITDA (as defined in the Merger Agreement) for the 12 months ended December 31, 2020, measured in accordance with the Merger Agreement.

The Merger Agreement contains certain provisions giving each of Parent and the Company rights to terminate the Merger Agreement under certain circumstances, including the right for either Parent or the Company to terminate the Merger Agreement if the Merger has not been consummated on or before November 19, 2021, which date will be automatically extended for up to two additional 60-day periods in specified circumstances as described in the Merger Agreement (such date, as may be so extended pursuant to the Merger Agreement, the “Outside Date”). Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $50 million. The Merger Agreement further provides that Parent will be required to pay the Company a reverse termination fee of $85 million under certain circumstances if the Merger Agreement is terminated due to the failure of the parties to obtain required approvals under Antitrust Laws (as defined in the Merger Agreement) prior to the Outside Date or as a result of a Restraint (as defined in the Merger Agreement) arising under applicable Antitrust Laws.

If the Merger is consummated, the shares of Common Stock will be delisted from the Nasdaq Stock Market LLC and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Certain accounting matters that generally require consideration of forecasted financial information were assessed in light of the impact from the coronavirus disease 2019 ("COVID-19") pandemic. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts, inventory reserves, goodwill impairment, impairment of property and equipment and valuation allowances for tax assets. While the assessments resulted in no material impacts to the Company’s consolidated financial statements as of and for the year ended December 31, 2020, the Company believes the full impact of the COVID-19 outbreak remains uncertain and will continue to assess if ongoing developments related to the outbreak may cause future material impacts to its consolidated financial statements.

Cash and cash equivalents

    Cash and cash equivalents include cash on hand and other highly liquid investments having an original maturity of less than three months.

FORTERRA, INC.
Consolidated Notes to Financial Statements

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

    The Company had an individual customer within its Water Pipe & Products segment that accounted for approximately 16% and 15% of the Company's total net sales for the years ended December 31, 2020 and 2019, respectively, and total receivables at December 31, 2020 and 2019 representing 16% and 13% of the Company's total receivables, net, respectively.

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

Concentration of Labor

    Approximately 33% of the Company’s employees are represented by collective bargaining agreements, and 24% of these employees are included in collective bargaining agreements that expire within 12 months.

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

Leases

    The Company has both capital and finance leases. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and long-term operating lease liabilities in the consolidated balance sheets. Finance leases are included in property, plant and equipment, accrued liabilities, and long-term finance lease liabilities in the consolidated balance sheets.

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

Minimum rent payments under operating leases are recognized as an expense on a straight-line basis over the lease term, including any rent-free periods. Operating lease expenses for the years ended December 31, 2020, 2019 and 2018 were approximately $15.6 million, $16.5 million and $24.3 million, respectively.

Goodwill and other intangible assets, net

    Goodwill represents the excess of costs over the fair value of identifiable assets acquired and liabilities assumed. The Company evaluates goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”). ASC 350 requires goodwill to be either qualitatively or quantitatively

FORTERRA, INC.
Consolidated Notes to Financial Statements

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

    Valuation of derivative assets and liabilities reflect the value of the instrument including counterparty credit risk. These values also take into account the Company’s own credit standing.

Deferred financing costs

    In conjunction with its debt, the Company had a net balance of $14.8 million in debt discounts and debt issuance costs as of December 31, 2020. These costs are amortized over the life of the applicable debt instrument to interest expense utilizing the effective interest method. The Company wrote-off deferred debt issuance cost of $13.1 million in the year ended December 31, 2020 in connection with the repayment of a portion of the term loan at par with the proceeds from the offering of the senior secured notes. See Note 11, Debt and deferred financing costs.

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

Environmental remediation liabilities

    The Company accrues for costs on an undiscounted basis associated with environmental remediation obligations when such costs are probable and reasonably estimable; if an estimated amount is likely to fall within a range and no amount within that range can be determined to be the better estimate, the minimum amount of the range is recorded. Claims for recoveries from insurance carriers and other third parties are not recorded until it is probable that the recoveries will be realized. Such accruals are adjusted as further information develops or circumstances change.     Environmental expenditures that relate to current operations or to conditions caused by past operations are expensed. Expenditures that create future benefits are capitalized. At December 31, 2020

FORTERRA, INC.
Consolidated Notes to Financial Statements

and 2019, the Company had environmental obligations of $1.6 million and $1.6 million, respectively, which are recorded within accrued liabilities and other long-term liabilities in the consolidated balance sheets.

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

Income Taxes

    The Company computes the provision for income taxes using the asset/liability method. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year in which the differences are expected to reverse. The Company uses the period cost method for Global Intangible Low-taxed Income (“GILTI”) provisions, and therefore, has not recorded deferred taxes for basis differences expected to reverse in future periods.

    The Company evaluates the recoverability of its deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. In assessing the need for a valuation allowance, the Company considers all available evidence for each jurisdiction, including past operating results, future reversal of taxable and deductible temporary differences, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if, based on all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    The Company recognizes a tax benefit for uncertain tax positions only if it believes it is more-likely-than-not that the position will be sustained upon examination based solely on the technical merits of the tax position. The Company evaluates whether a tax position meets the more-likely-than-not recognition threshold using the assumption that the position will be examined by the appropriate taxing authority. The tax benefits recognized in the financial statements from such positions are measured based upon the largest amount that is more than 50% likely to be realized upon ultimate settlement. Penalties and interest related to income tax uncertainties, should they occur, are included in income tax expense in the period in which they are incurred.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

    For certain engineering and construction contracts and building contracting arrangements, the Company enters into long-term contracts with customers. Revenue is recognized as the identified performance obligations are satisfied over time using an acceptable input method to measure the progress toward completion of the performance obligation if: the customer receives the benefits as work is performed, the customer controls the asset as it is being produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment. The Company uses its cost incurred to date relative to total estimated costs at completion to measure progress. The Company's contract liabilities consist of billings to customers in excess of revenue recognized which the Company records as deferred revenue. Revenue recognized during the years ended December 31, 2020 and December 31, 2019, which was included in contract liabilities at the beginning of each period was not material. Contract assets include revenue recognized in excess of amounts billed, and balances billed but not yet paid by customers under retainage provisions which are classified as a current asset within receivables, net on the Company's consolidated balance sheet. The Company had no material contract assets on the consolidated balance sheets as of December 31, 2020 or December 31, 2019. For the years ended December 31, 2020, 2019 and 2018, revenue recognized in continuing operations using the percentage of completion method amounted to 3%, 2%, and 1% and of total net sales, respectively.

    The Company records net sales including taxes collected on behalf of its customers. Shipping and handling costs are accounted for as contract fulfillments costs and classified as cost of goods sold. See Note 20, Segment reporting, for the Company's disaggregated revenue disclosures.

    The Company incurs shipping costs to third parties for the transportation of building products and bills such costs to customers. For the years ended December 31, 2020, 2019 and 2018, the Company recorded freight costs of approximately $122.7 million, $131.8 million and $127.0 million, respectively, on a gross basis within net sales and cost of goods sold in the accompanying consolidated statements of operations.

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

Recent Accounting Guidance Adopted

    In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The Company adopted this ASU on January 1, 2020 using a modified retrospective approach, which did not have a material impact on the Company's consolidated financial statements.

    In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the ASU provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The guidance was effective upon issuance and

FORTERRA, INC.
Consolidated Notes to Financial Statements

generally can be applied through December 31, 2022 and has not had any material impact to the Company's consolidated financial statements.

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

Recent Accounting Guidance Not Yet Adopted

    In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes, and the recognition of deferred tax liabilities for outside basis differences.  It also clarifies and simplifies other aspects of the accounting for income taxes.  For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the annual period that includes that interim period.  Additionally, entities that elect early adoption must adopt all the amendments in the same period.  Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings.  The effects of this standard on the Company's consolidated financial statements are not expected to be material.

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

Transaction costs

    For the years ended December 31, 2020, 2019 and 2018, the Company recognized aggregate transaction costs, including legal, accounting, valuation, and advisory fees, specific to the transactions identified above of $24 thousand, $0.2 million and $0.8 million, respectively. These costs are recorded in the consolidated statements of operations within selling, general & administrative expenses.

FORTERRA, INC.
Consolidated Notes to Financial Statements

4. Receivables, net

    Receivables consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Trade receivables	$195,997	$178,698
Amounts billed, but not yet paid under retainage provisions	4,022	3,093
Other receivables	29,026	26,078
Total receivables	$229,045	$207,869
Less: Allowance for doubtful accounts	(1,097)	(2,068)
Receivables, net	$227,948	$205,801

The Company records provisions for doubtful accounts in selling, general and administrative expenses in the consolidated statements of operations. The table below summarizes the Company's allowance for doubtful accounts for the periods presented (in thousands):

Allowance for doubtful accounts
Balance at December 31, 2018	$(2,141)
Provision for doubtful accounts	(387)
Write-offs and adjustments	460
Balance at December 31, 2019	$(2,068)
Recovery on doubtful accounts	451
Write-offs and adjustments	520
Balance at December 31, 2020	$(1,097)

5. Inventories

    Inventories consist of the following at December 31, 2020 and December 31, 2019 (in thousands):

	December 31,
	2020	2019
Finished goods	$145,872	$161,440
Raw materials	76,322	76,237
Work in process	734	806
Total inventories	$222,928	$238,483

6. Investment in equity method investee

    The Company owns 50% of the Common Unit voting shares of Concrete Pipe & Precast LLC ("CP&P") and consequently, has recorded its investment in the Common Unit voting shares in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under the equity method of accounting.

    The Company's investment in the joint venture as of December 31, 2020 and 2019 was $48.3 million and $50.0 million, respectively, which is included within the Drainage Pipe & Products segment. At December 31, 2020, the difference between the amount at which the Company's investment is carried and the amount of the Company's share of the underlying equity in net assets of CP&P was approximately $13.0 million. The basis difference is primarily attributable to the value of land and equity method goodwill associated with the investment.

FORTERRA, INC.
Consolidated Notes to Financial Statements

    The following reflects the Company's distribution and earnings in the equity investment (in thousands):

	Year ended December 31,
	2020	2019	2018
Distribution received from CP&P	$(13,039)	$(11,039)	(13,141)
Share of earnings in CP&P	11,363	10,538	10,234
Amortization of excess fair value of investment	(72)	(72)	(72)

    Selected financial data for CP&P on a 100% basis is as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Net sales	$157,499	$152,740	$140,494
Gross profit	41,245	40,369	37,473
Income from operations	23,172	21,720	20,570
Net income	22,642	20,844	19,804

7. Property, plant and equipment, net

    Property, plant and equipment, net consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Machinery and equipment	$410,436	$398,127
Land, buildings and improvements	234,251	240,403
Other equipment	12,633	8,660
Construction-in-progress	26,073	29,157
Total property, plant and equipment	683,393	676,347
Less: accumulated depreciation	(232,311)	(200,772)
Property, plant and equipment, net	$451,082	$475,575

    Depreciation expense totaled $48.2 million, $49.8 million and $52.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in cost of goods sold and selling, general and administrative expenses in the consolidated statements of operations.

    As of December 31, 2020 and 2019, gross assets recorded under finance leases, consisting primarily of land and buildings, were $55.6 million and $53.8 million, respectively, and accumulated depreciation was $5.9 million and $3.8 million, respectively.

Impairments

    For the year ended December 31, 2020, the Company recorded asset impairment charges of $1.2 million for its property, plant and equipment. For the year ended December 31, 2019, the Company recorded asset impairment charges of $0.1 million for its property, plant and equipment. For the year ended December 31, 2018, the Company recorded impairment charges primarily in conjunction with plant closings undertaken for purposes of achieving operating efficiencies and recognized asset impairment charges for its property, plant and equipment of $1.0 million. Asset impairments are included in impairment and exit charges on the consolidated statements of operations.

FORTERRA, INC.
Consolidated Notes to Financial Statements

8. Goodwill and other intangible assets, net

    The Company has goodwill which has been recorded in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the years ended December 31, 2020 and December 31, 2019 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2018	$189,833	$318,360	$508,193
Foreign currency and other adjustments	633	—	633
Balance at December 31, 2019	190,466	318,360	508,826
Foreign currency and other adjustments	301	—	301
Balance at December 31, 2020	$190,767	$318,360	$509,127

Goodwill is required to be tested for impairment at the reporting unit level. The Company has three reporting units which have goodwill. We perform our annual impairment assessment of goodwill in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. In accordance with ASC 350, Intangibles – Goodwill & Other, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality and events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative impairment test.

Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. Additionally, as part of the qualitative assessment, we may perform a quantitative analysis to support the qualitative factors above by applying sensitivities to assumptions and inputs used in measuring a reporting unit's fair value.

For quantitative impairment test, the Company uses a combination of an income approach and a market approach to determine the fair value of the reporting unit. The income approach uses a reporting unit's estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. The market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting unit. The calculation of business enterprise value is based on significant unobservable inputs, such as price trends, customer demand, material costs and discount rates, and are classified as Level 3 in the fair value hierarchy. The Company's impairment determinations involve significant assumptions and judgments, as discussed above. Different assumptions regarding any of these inputs could have a significant effect on the various valuations.
    The Company performed its annual goodwill impairment test as of October 1st of each year. In 2020, the fair value for all of our reporting units substantially exceeded their carrying value, and our annual qualitative assessment did not indicate that a more detailed quantitative test was necessary. In 2019 and 2018, we performed the quantitative impairment test and concluded that the calculated fair value of the reporting units exceeded book value in all circumstances; therefore, no annual impairment charge was recorded in either of these periods.

FORTERRA, INC.
Consolidated Notes to Financial Statements

    Intangible assets other than goodwill at December 31, 2020 included the following (in thousands):

	Weighted average amortization period (in years)	Gross carrying amount as of December 31, 2020	Accumulated amortization	Net carrying value as of December 31, 2020
Customer relationships	10	$235,907	$(165,404)	$70,503
Trade names	10	39,390	(24,455)	14,935
Patents	11	23,629	(18,600)	5,029
Customer backlog	0.8	13,211	(13,211)	—
Non-compete agreements	5	17,172	(12,210)	4,962
Developed technology	17	6,354	(748)	5,606
Other	10	867	(493)	374
Total intangible assets		$336,530	$(235,121)	$101,409

Intangible assets other than goodwill at December 31, 2019 included the following (in thousands):

	Weighted average amortization period (in years)	Gross carrying amount as of December 31, 2019	Accumulated amortization	Net carrying value as of December 31, 2019
Customer relationships	10	$235,907	$(135,038)	$100,869
Trade names	10	39,390	(19,764)	19,626
Patents	11	23,629	(15,956)	7,673
Customer backlog	0.8	13,209	(13,209)	—
Non-compete agreements	5	17,090	(9,020)	8,070
Developed technology	17	$6,354	$(374)	5,980
Other	10	867	(411)	456
Total intangible assets		$336,446	$(193,772)	$142,674

    Amortization expense totaled $41.3 million, $47.4 million and $52.5 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.

    The estimated amortization expense relating to amortizable intangible assets for the next five years is as follows (in thousands):

Year ended	Intangible assets subject to amortization
2021	$33,228
2022	23,992
2023	17,657
2024	12,742
2025	9,473
Total	$97,092

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

    The estimated carrying amount and fair value of the Company’s financial instruments measured and recorded at fair value on a recurring basis are as follows for the dates indicated (in thousands):

	Fair value measurements at December 31, 2020 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2020
Liabilities:
Derivative liability	$—	$572	$—	$572

	Fair value measurements at December 31, 2019 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2019
Assets:
Derivative asset	$—	$258	$—	$258

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

    The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at December 31, 2020 using
	Carrying Amount December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2020
Non-current liabilities
Term Loan	$407,978	—	$415,386	—	$415,386
Senior Secured Notes	492,043	—	$539,760	—	539,760
Tax receivable agreement payable	64,240	—	—	40,586	40,586

		Fair value measurements at December 31, 2019 using
	Carrying Amount December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2019
Non-current liabilities
Term Loan	$1,098,303	—	$1,102,295	—	$1,102,295
Tax receivable agreement payable	77,385	—	—	47,625	47,625

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

10.    Accrued liabilities

    Accrued liabilities consist of the following at December 31, 2020 and December 31, 2019 (in thousands):

	December 31,
	2020	2019
Accrued payroll and employee benefits	$49,434	$32,815
Short-term capital leases	17,009	16,542
Short-term operating leases	7,448	8,784
Accrued taxes	13,642	5,354
Accrued rebates	11,649	9,895
Warranty	7,069	5,536
Short-term derivative liability	333	—
Environmental obligation	63	718
Other miscellaneous accrued liabilities	9,046	9,195
Total accrued liabilities	$115,693	$88,839

FORTERRA, INC.
Consolidated Notes to Financial Statements

11. Debt and deferred financing costs

    The Company’s debt consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Term Loan, net of debt issuance costs and original issuance discount of $6,889 and $25,055, respectively	$407,978	$1,098,303
Senior Secured Notes, net of debt issuance costs and original issuance discount of $7,957 and $0, respectively	492,043	—
Total debt	$900,021	$1,098,303
Less: current portion debt	(12,510)	(12,510)
Total long-term debt	$887,511	$1,085,793

    As of December 31, 2020, Forterra had no borrowings under its $350 million asset based revolving credit facility under its ABL Credit Agreement dated October 25, 2016 (the “ABL Credit Agreement”) for working capital and general corporate purposes (“Revolver”), $414.9 million outstanding under its senior term loan facility (“Term Loan”) and $500 million senior secured notes due 2025 (the “Notes”).

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

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

    The Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest accrues on outstanding borrowings thereunder at a rate equal to adjusted LIBOR (with a floor of 1.0%) or an alternate base rate (the base rate, which is the highest of the then current federal funds rate plus 0.50%, the prime rate most recently announced by the administrative agent under the Term Loan, and the one-month adjusted LIBOR plus 1.00%), in each case plus a margin of 3.00% or 2.00%, respectively. The weighted average interest rates for the Term Loan were 4.1% and 5.2% for the years ended December 31, 2020 and December 31, 2019, respectively.

    During the year ended December 31, 2020, the Company repurchased $696.0 million of the Term Loan before its maturity at a market value of $695.1 million. Consequently, the Company wrote off a proportionate share of debt issuance costs of $13.1 million and recognized a net loss of $12.2 million which was included in the consolidated statements of operations.

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

Asset Based Revolving Facility

On June 17, 2020, the Company entered into a First Amendment (the “Amendment”) to the ABL Credit Agreement. The Amendment, among other things, (i) increased the size of the Revolver from $300 million to $350 million of aggregate commitments, with up to $330 million to be made available to the U.S. Borrowers and up to $20 million to be made available to the Canadian Borrowers (the allocation may be modified periodically at the Company's request), (ii) extended the maturity date of the Revolver to June 17, 2025, subject to earlier maturity if

FORTERRA, INC.
Consolidated Notes to Financial Statements

greater than $75.0 million of the Company’s Term Loan remains outstanding 91 days prior to the scheduled maturity of the term loan credit facility or any refinancing thereof, and (iii) modified the interest rates on outstanding borrowings under the Revolver to a rate equal to LIBOR or CDOR plus a margin ranging from 1.75% to 2.25% per annum, or an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.75% to 1.25% per annum, in each case, based upon the average excess availability under the Revolver for the most recently completed calendar quarter and the Company’s total leverage ratio as of the end of the most recent fiscal quarter for which financial statements have been delivered. The Company incurred $2.6 million of fees and expenses in connection with this Amendment and recorded it to “Other Long-term Assets” in its consolidated balance sheet. In addition, the Company wrote off $0.4 million of previously deferred issuance cost related to the banks that are no longer part of the ABL Credit Facility.

Subject to the conditions set forth in the ABL Credit Agreement, as amended, the Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations. The advance rates for accounts receivable and inventory are subject to increase by 2.5% during certain periods. As of December 31, 2020 and December 31, 2019, the Revolver had no outstanding borrowings. The weighted average interest rates for the borrowings under the Revolver were 2.00% and 3.72% for the years ended December 31, 2020 and December 31, 2019, respectively.

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

    In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total Revolver. Availability under the Revolver, based on draws, outstanding letters of credit of $16.7 million, as well as allowable borrowing base as of December 31, 2020, was $235.6 million.

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

As of December 31, 2020, the Company was in compliance with all applicable covenants under the Revolver, the Term Loan, and the Notes.

FORTERRA, INC.
Consolidated Notes to Financial Statements

    As of December 31, 2020, scheduled maturities of long-term debt were as follows (in thousands):

	Total	Term Loan	Notes
2021	$12,510	$12,510	$—
2022	12,510	12,510	—
2023	389,847	389,847	—
2024	—	—	—
2025	500,000	—	500,000
	$914,867	$414,867	$500,000

12. Other long-term liabilities

    Other long-term liabilities consist of the following for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Workers' compensation	$12,417	$12,039
Legal	6,758	4,115
Social Security Deferral	5,521	—
Long term bonus incentive plan	5,110	—
Employee benefits	3,322	2,945
Environmental remediation liability	1,535	872
Other miscellaneous long-term liabilities	2,255	1,935
	$36,918	$21,906

13. Derivatives and hedging

    The Company uses derivatives to manage selected foreign exchange and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and, except as discussed below, cash flows from derivative instruments are included in net cash provided by (used in) operating activities in the consolidated statements of cash flows.

On March 30, 2020, Forterra entered into an interest rate swap transaction with a notional value of $400 million to reduce exposure to interest rate fluctuations associated with a portion of the Term Loan. Under the terms of the swap transaction, Forterra agreed to pay a fixed rate of interest of 1.08% and receive floating rate of interest indexed to one-month LIBOR, subject to a minimum of 1.00%, with monthly settlement terms with the swap counterparty. The swap has a 30-month term and expires on September 30, 2022. The interest rate swap is not designated as a cash flow hedge, therefore all changes in the fair value of the instrument are captured as a component of interest expense in the consolidated statements of operations. Accordingly, cash flows from the monthly interest rate swap settlements are included in net cash provided by (used in) operating activities in the consolidated statements of cash flows.

    At December 31, 2017, the Company had foreign exchange forward contracts, designated as net investment hedges in accordance with ASC 815-20 Derivatives - Hedging, which allowed for the effective portion of the changes in the fair value of the instruments to be captured in accumulated other comprehensive income, and ineffective portion recorded in earnings. These instruments were novated to Forterra by an affiliate concurrent with the Reorganization, directly prior to the IPO and refinancing described in Note 1 and were settled in March 2018 resulting in a cash outlay of $5.0 million. This cash outlay was recorded within the investing activities section of the consolidated statements of cash flows. The net investment hedges were intended to

FORTERRA, INC.
Consolidated Notes to Financial Statements

mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. A quantitative analysis was utilized to assess hedge effectiveness for the hedges. The Company assessed the hedge effectiveness and measured the amount of ineffectiveness for the hedge relationships based on changes in forward exchange rates; any ineffectiveness was recorded immediately in current period earnings. The Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2020, 2019 and 2018. Cumulative changes in fair value of the effective portion of the hedging instruments were recorded in Accumulated other comprehensive income and will be reclassified into earnings upon the sale or complete or substantially complete liquidation of the foreign entity.

    On February 9, 2017, Forterra entered into interest rate swap transactions with a combined notional value of $525 million.  Under the terms of the swap transactions, Forterra agreed to pay a fixed rate of interest of 1.52% and receive floating rate interest indexed to one-month LIBOR with monthly settlement terms with the swap counterparties.  The swaps had a three-year term and expired on March 31, 2020. The interest rate swaps were not designated as cash flow hedges, therefore all changes in the fair value of these instruments were captured as a component of interest expense in the consolidated statements of operations. Accordingly, cash flows from the monthly interest rate swap settlements were included in net cash provided by (used in) operating activities in the consolidated statements of cash flows.

    The Company elects to present all derivative assets and derivative liabilities on a net basis on its consolidated balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At December 31, 2020 and 2019, the Company’s derivative instruments fall under an ISDA master netting agreement.

    The following table presents the fair values of derivative assets and liabilities in the balance sheets (in thousands):

	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$—	$—	$400,000	$572
Total derivatives, gross		—		572
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$—		$572

	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$525,000	$258	$—	$—
Total derivatives, gross		258		—
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$258		$—

FORTERRA, INC.
Consolidated Notes to Financial Statements

    The following table presents the effect of derivative instruments on the consolidated statements of operations (in thousands):

	Year ended December 31,	Year ended December 31,
	2020	2019
Derivatives not designated as hedges
Interest rate swaps
Loss on derivatives not designated as hedges included in interest expense	(830)	(6,401)

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

    The components of lease expense were as follows (in thousands):

Lease cost	Classification	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease cost	Lease expense	$15,613	$16,464
Finance lease cost
Amortization of leased assets	Depreciation, amortization, and accretion	2,259	2,276
Interest on lease liabilities	Interest expense	18,954	18,528

Lease term and discount rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	15.7 years	15.5 years
Finance leases	31.7 years	33.1 years
Weighted-average discount rate (%)
Operating leases	12.6%	12.6%
Finance leases	12.3%	12.3%

    Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in lease liabilities
Operating cash flows related to operating leases	$14,515	$14,945
Operating cash flows related to finance leases	16,621	16,090
Financing cash flows related to finance leases	805	583
Leased assets obtained in exchange for new finance lease liabilities	3,456	180
Leased assets obtained in exchange for new operating lease liabilities	2,032	4,925

FORTERRA, INC.
Consolidated Notes to Financial Statements

    Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification	December 31, 2020	December 31, 2019
Operating leases
Right of use assets	Operating lease right-of-use assets	$54,379	$60,253
Operating lease liabilities - current portion	Accrued liabilities	(7,448)	(8,784)
Operating lease liabilities - long term portion	Long-term operating lease liabilities	(50,943)	(54,411)
Finance leases
Finance lease assets	Property, plant and equipment, net	51,360	49,999
Finance lease liabilities - current portion	Accrued liabilities	(17,009)	(16,542)
Finance lease liabilities - long term portion	Long-term finance lease liabilities	(142,195)	(137,365)

    As of December 31, 2020, maturities of lease liabilities were as follows (in thousands):

	Operating leases	Finance leases	Total
2021	$11,889	$18,024	$29,913
2022	10,949	18,239	29,188
2023	10,689	18,366	29,055
2024	9,836	18,599	28,435
2025	9,446	18,803	28,249
Thereafter	100,230	634,968	735,198
Total lease payments	153,039	726,999	880,038
Less: imputed interest	(94,648)	(567,795)	(662,443)
Present value of lease liabilities	$58,391	$159,204	$217,595

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

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

The Company accounted for the Exchange Transaction in accordance with the sale-leaseback accounting guidance under ASC 840, Leases. The fair value of the 24 facilities exchanged back was $86.1 million and was accounted for as the proceeds from the sale of the Bessemer and Mini Mill Facilities after adjusting for the transaction cost of $2.7 million. Consequently, a deferred gain of $67.3 million was recorded at June 5, 2018. The carrying value of the deferred gains of $35.0 million, the deferred rent of $3.1 million, and the deferred transaction costs of $2.4 million from the original sale-leaseback transaction were reclassified to reduce the carrying value of the 24 facilities exchanged back.

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

    During the year ended December 31, 2018, the Company recognized $10.0 million of rent expense in cost of goods sold for operating leases, related to payments made under the sales leaseback transaction. See Note 14 for rent expense relating to the years ended December 31, 2019 and 2020.

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

Earnout Dispute

    On March 13, 2015, through an indirect wholly owned subsidiary, Lone Star Fund IX (U.S.), L.P. (which is referred to, along with its affiliates and associates, but excluding Forterra and other companies that it owns as a result of its investment activity, as "Lone Star") acquired the building products business of HeidelbergCement AG, ("Heidelberg"), in the United States and Eastern Canada, (the "Acquisition"). The Acquisition purchase agreement included an earnout, which provided for the payment of contingent consideration of up to $100.0 million, if and to the extent the 2015 financial results of the businesses acquired by Lone Star in the Acquisition, including the Company and Heidelberg's former building products business in the United Kingdom, exceeded a specified Adjusted EBITDA target for fiscal year 2015, as calculated pursuant to the terms of the purchase agreement. If

FORTERRA, INC.
Consolidated Notes to Financial Statements

such Adjusted EBITDA calculation exceeded the specified target, LSF9 Concrete Holdings Ltd. ("LSF9") and, as a result of the internal reorganization transaction effected prior to the Company's initial public offering ("IPO"), the Company would be required to pay the U.S. affiliate of Heidelberg an amount equal to a multiple of such excess Adjusted EBITDA, with any payment capped at $100.0 million. In April 2016, the Company provided an earnout statement to affiliates of Heidelberg demonstrating that no payment was required. On June 13, 2016, Heidelberg provided notification that it disputed, among other things, the Company’s calculation of Adjusted EBITDA under the purchase agreement and asserting that a payment should be made in the amount of $100.0 million. On October 5, 2016, affiliates of Heidelberg filed a lawsuit in the Delaware Court of Chancery seeking specific performance and claiming access to the Company's books, records, and personnel; seeking a declaratory judgment concerning the scope of the neutral accounting expert’s authority; and in the alternative, claiming a breach of contract and seeking the $100.0 million and other damages (the "Delaware Action"). On December 8, 2017, the court granted the defendants' Motion to Dismiss the First Amended Complaint in the Delaware Action, finding that the earnout dispute should be heard before a neutral accounting arbitrator as set forth in the purchase agreement and that any claims that were required to be brought as indemnification claims under the purchase agreement were time-barred by the contractual limitations period. Following the dismissal of the Delaware Action, the Company and Heidelberg jointly engaged a neutral accounting expert to act as an arbitrator in the dispute as required by the purchase agreement. After briefing certain preliminary matters for the arbitrator and the production of additional documents, the parties began briefing the issues on the merits for the neutral accounting arbitrator, which was completed in April 2020. A hearing on the dispute was held in June 2020, and a written decision was issued by the neutral accounting arbitrator on September 10, 2020 in which the arbitrator ruled that no earnout payment was owed in the matter. The deadline for Heidelberg to take any action to overturn the ruling was in December 2020, and they took no action, so the Company believes the ruling is final. As of December 31, 2020, no liability for this contingency has been accrued as payment of any earnout is not considered probable.

Derivative Action

    On January 15, 2019, a putative shareholder derivative complaint captioned Lee v. Bradley, et al., was filed in the United States District Court for the District of Delaware, naming as defendants certain of the Company’s current and former directors and officers (the "Lee Action"). The complaint alleges the defendants violated Section 14A of the Securities and Exchange Act of 1934, as amended, and related rules by failing to make certain disclosures in the Company's proxy solicitation in advance of the 2017 Annual Meeting of Stockholders, and that defendants breached their fiduciary duties, wasted corporate assets, and committed constructive fraud. The complaint also asserts unjust enrichment claims against certain defendants. The complaint seeks, on behalf of the Company, unspecified damages, an order directing the return of certain payments to the defendants, certain injunctive relief, and reasonable costs and attorneys' fees. After initially staying the case until the court in a prior, unrelated securities class action suit that has now been settled ruled on the motion to dismiss in that case, on December 11, 2019, the court in the Lee Action entered a Stipulation and Order consolidating the Lee Action and another derivative action filed in the same court into a single case (the "Consolidated Lee Action"), and providing a schedule for filing of an amended complaint and motions to dismiss, which has been further extended by agreement of the parties. A mediation of the dispute was held on June 12, 2020 but was not successful in resolving the dispute. Plaintiffs filed an amended complaint in August 2020 and Defendants filed a motion to dismiss the complaint in September 2020, which is now fully briefed and before the court and a decision is expected in the coming months.

    The Company and other defendants are vigorously defending the Consolidated Lee Action. Given the stage of the proceedings, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Consolidated Lee Action.

Long-term incentive plan

    Following the Acquisition, Lone Star implemented a cash-based long term incentive plan (the “LTIP”), which entitles the participants in the LTIP a potential cash payout upon a monetization event as defined by the LTIP. Potential monetization events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star sells/reduces its ownership in the Company or successor entities of LSF9, or through certain cash distribution as defined in the LTIP. Before

FORTERRA, INC.
Consolidated Notes to Financial Statements

the payout of any cash the LTIP requires Lone Star realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of December 31, 2020, no such monetization events that meet the required return for an LTIP payment have occurred, and therefore no amounts were accrued in the accompanying consolidated balance sheet. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future monetization events. The timing and amount of such payments are unknown and is dependent upon future monetization events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the IPO, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered.

Leases

    The Company leases certain property and equipment for various periods under non-cancelable operating and finance leases. See Note 14 for future minimum lease payments under such agreements.

Tax receivable agreement

    The Company has a tax receivable agreement (the "TRA") with Lone Star that provides for, among other things, the payment by the Company to Lone Star of 85% of the amount of certain covered tax benefits, which may reduce the actual liability for certain taxes that the Company might otherwise be required to pay. The tax benefits subject to the TRA include: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that the Company had in its assets as of the time of the consummation of the IPO, (ii) the utilization of the Company's and its subsidiaries’ net operating losses and tax credits, if any, attributable to periods prior to the IPO, (iii) deductions in respect of payments made, funded or reimbursed by an initial party to the tax receivable agreement (other than the Company or one of its subsidiaries) or an affiliate thereof to participants under the LTIP, (iv) deductions in respect of transaction expenses attributable to the acquisition of USP Holdings, Inc., and (v) certain other tax benefits attributable to payments made under the tax receivable agreement.

    For purposes of the TRA, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which all such related tax benefits remain. The Company accounts for potential payments under the tax receivable agreement as a contingent liability, with amounts accrued when considered probable and reasonably estimable. The liabilities recorded by the Company for the tax receivable agreement at December 31, 2020 and December 31, 2019 were $64.2 million and $77.4 million, respectively. The timing and amount of future tax benefits associated with the TRA are subject to change, and additional payments may be required which could be materially different from the current accrued liability. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing activity in the consolidated statements of cash flows. For the years ended December 31, 2020 and December 31, 2019, the Company paid $13.1 million and $11.4 million, respectively on the TRA to Lone Star.
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

FORTERRA, INC.
Consolidated Notes to Financial Statements

    The calculations of the basic and diluted EPS for the years ended December 31, 2020, 2019 and 2018 are presented below (in thousands, except per share data):

	Year ended December 31,
	2020	2019	2018
Net income (loss)	$64,486	$(7,331)	$(24,365)
Earnings allocated to unvested restricted stock	40	—	—
Earnings (loss) allocated to common shareholders	$64,446	$(7,331)	$(24,365)

Common stock:
Weighted average basic shares outstanding	65,260	64,232	63,904
Effect of dilutive securities	2,943	—	—
Weighted average diluted shares outstanding	68,203	64,232	63,904

Basic earnings (loss) per share:
Net income (loss)	$0.99	$(0.11)	$(0.38)
Diluted earnings (loss) per share:
Net income (loss)	$0.94	$(0.11)	$(0.38)

    Potential dilutive common shares were anti-dilutive as a result of the Company's net loss for the years ended December 31, 2019 and 2018. As a result, basic weighted average shares were used in the calculations of basic earnings per share and diluted earnings per share for those periods.

    The number of stock options and restricted shares that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the years ended December 31, 2020, 2019 and 2018 was 213,413, 2,192,048 and 2,749,348, respectively.

18.    Employee benefit plans

Defined Contribution Plans

    The Company’s employees are able to participate in a 401K defined contribution plan. The Company contributes funds into this plan subject to certain limits. For the years ended December 31, 2020, December 31, 2019, and December 31, 2018, the Company recorded an expense of $13.0 million, $7.0 million and $6.6 million, respectively.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

outstanding awards under the 2016 Incentive Plan as of the date of the approval of the 2018 Incentive Plan that on or after such date cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in nonforfeitable shares).
    In accordance with ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expense over the requisite service period for the entire award, which is generally the maximum vesting period of the award or over a shorter period when employee retirement eligibility is a factor, in an amount equal to the fair value of share-based payments, which include stock options granted and restricted stock awards to employees and non-employees members of Forterra's Board of Directors. The Company records stock-based compensation expense in cost of goods sold and selling, general, and administrative expenses. Stock-based compensation expense was approximately $9.5 million, $7.9 million and $6.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Stock Option Grants

    The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the option grants in the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

	2020	2019	2018
Expected dividends	—%	—%	—%
Expected volatility	67.00%	32.08%	32.90%
Risk-free interest rate	1.63%	2.43%	1.71%
Expected lives in years	6	6	6
Weighted-average fair value of options:
Granted at fair value	$8.90	$1.54	$2.76
Weighted-average exercise price of options:
Granted at fair value	$14.63	$4.29	$7.92

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

    A summary of the status of the Company's stock options is presented below:

	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding, December 31, 2018	3,101,419	$9.19
Granted	2,771,930	$4.29
Exercised	(224,266)	$7.60
Forfeited	(1,975,987)	$7.50
Outstanding, December 31, 2019	3,673,096	$6.50
Granted	2,248	$14.63
Exercised	(366,814)	$6.61
Forfeited	(231,360)	$7.82
Outstanding, December 31, 2020	3,077,170	$6.39
Options vested or expected to vest at year end	3,077,170	$6.39
Options exercisable at year end	1,764,420	$7.23
    As of December 31, 2020, the Company has approximately $1.0 million of unrecognized stock option compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 0.9 years.

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

    During 2020, the Company granted 0.8 million restricted stock units consisting of 0.6 million time-vested restricted stock units and 0.2 million performance-based restricted stock units. During 2019, the Company granted 2.6 million restricted stock units consisting of 1.2 million time-vested restricted stock units and 1.4 million performance-based restricted stock units.  The performance-based restricted stock units vest in tranches based on the 20-day volume weighted average price of FRTA common stock based on a grant date market condition. If the performance condition is achieved, one-fourth of the tranche will vest immediately and the remainder of the tranche will be time-vested over one year from the date the performance condition was met. The Company accounts for the time-vested and performance-based restricted stock units as equity awards.

FORTERRA, INC.
Consolidated Notes to Financial Statements

    The following table summarizes the activity for restricted stock and restricted stock units:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested balance at December 31, 2018	744,363	$9.68
Grants	2,562,250	$4.58
Vested shares	(508,799)	$7.74
Forfeitures	(640,172)	$6.21
Unvested balance at December 31, 2019	2,157,642	$5.11
Grants	792,090	$8.87
Vested shares	(1,201,617)	$8.91
Forfeitures	(156,237)	$7.06
Unvested balance at December 31, 2020	1,591,878	$6.60

    At December 31, 2020, there was $6.0 million of total unrecognized compensation cost related to unvested restricted stock and restricted stock units and that cost is expected to be recognized over a weighted average period of 1.4 years.

20.    Income taxes

U.S. Tax Reform

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), that among other things, increased the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and the tax year 2020, and amended Internal Revenue Code ("IRC") Section 168(e)(3)(E) to retroactively include the qualified improvement property inadvertently classified as 39-year property under the Tax Cuts and Jobs Act of 2017 (“TCJA”) as property to which a 15-year recovery period applies and for which 100% bonus depreciation may be claimed. This enhanced bonus depreciation may be applied retro actively for additions after December 31, 2017.

In July of 2020, the Treasury Department released two significant final regulations: (1) final regulations with guidance on applying the limitations on the deductibility of business interest expense under IRC Section 163(j), which was significantly modified by TCJA and then temporarily modified by the CARES Act; and (2) final Section 951A regulations which allowed taxpayers to make an election to exclude certain high-taxed income of its controlled foreign corporations. The favorable impact of the CARES Act and these final regulations was reflected in the 2019 filed tax return, as well as in the preparation of the consolidated financial statements.

    Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts, using currently enacted tax rates.

    The Company’s income (loss) from continuing operations before income taxes was as follows (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2020	2019	2018
U.S. companies	$61,146	$(21,557)	$(36,317)
Foreign companies	11,800	10,947	15,037
Income (loss) from continuing operations before income taxes	$72,946	$(10,610)	$(21,280)

FORTERRA, INC.
Consolidated Notes to Financial Statements

    The income tax (expense) benefit was as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Current income tax
U.S. companies	$(16,203)	$(9,510)	$(13,225)
State	(6,802)	(4,260)	(5,779)
Foreign companies	(4,694)	(3,018)	(4,849)
Total current tax expense	(27,699)	(16,788)	(23,853)

Deferred income tax
U.S. companies	922	16,180	17,273
State	15,506	4,232	3,306
Foreign companies	2,811	(345)	189
Total deferred tax benefit	19,239	20,067	20,768

Income tax (expense) benefit	$(8,460)	$3,279	$(3,085)

    The rate reconciliation for continuing operations presented below is based on the U.S. federal statutory tax rate of 21% for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 because the predominant business activity is in the U.S. (in thousands):

	Year ended December 31,
	2020	2019	2018
Income (loss) from continuing operations	$72,946	$(10,610)	$(21,280)

Income tax (expense) benefit at statutory rate of 21%	$(15,319)	$2,228	$4,469
State income taxes, net of federal (expense) benefit	(3,449)	113	1,494
Tax effect of equity and non-deductible executive compensation	(1,682)	(1,507)	(439)
Meals and entertainment and other non-deductible expenses	(516)	(763)	(452)
Change in valuation allowance	11,839	1,927	(6,601)
Other prior year adjustments	968	1,311	571
Divestiture of assets	—	—	(1,559)
Other	(301)	(30)	(568)
Total income tax (expense) benefit	$(8,460)	$3,279	$(3,085)

The income tax expense for the year ended December 31, 2020 is primarily attributable to statutory federal, state and international income tax expense on the continuing operations, the unfavorable impact of non-deductible executive compensation and other non-deductible expenses, partially offset with the release of the valuation allowance on assets now expected to be realized prior to expiration and the favorable effect of the retroactive tax law changes included in the prior year federal and state tax return filings.

The income tax benefit for the year ended December 31, 2019 is primarily attributable to the unfavorable impact of the non-deductible expenses, partially offset with the favorable effect of the partial reversal of the federal and state valuation allowances and the effect of the return to provision adjustments.

    The income tax expense for the year ended December 31, 2018 is primarily attributable to the unfavorable impact of the federal and state valuation allowance increase, inclusion of global intangible low-taxed income, and impact of the disposition of nondeductible goodwill in connection with the Foley exchange described in Note 3, partially offset with the favorable impact of the tax credits and state tax benefit.

FORTERRA, INC.
Consolidated Notes to Financial Statements

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

    During the year ended December 31, 2020, after consideration of all evidence, including the analysis of the reversal pattern of the taxable and deductible temporary differences in the future, as well as the positive factors of the recent business performance, the Company released $11.8 million of the federal, state and international valuation allowance.

    Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. The net deferred tax asset (liability) balances were comprised of the following components as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Inventory	$6,670	$6,891
Reserves	7,419	4,112
Accrued liabilities	8,034	4,656
Net operating losses	3,909	2,964
Capitalized transaction costs	3,513	3,599
Finance leases	53,794	55,063
Interest expense limitation	160	6,566
Tax receivable agreement	1,618	1,655
Other assets	3,609	4,687
Total deferred tax assets	88,726	90,193
Valuation allowance	(1,675)	(13,555)
Total deferred tax assets, net	$87,051	$76,638
Deferred tax liabilities:
Fixed assets	$(53,386)	$(53,156)
Lease assets	(23,742)	(25,378)
Intangible assets	(13,931)	(20,221)
Other liabilities	(5,663)	(6,812)
Total deferred tax liabilities	$(96,722)	$(105,567)

Net deferred tax asset (liability)	$(9,671)	$(28,929)

    As of December 31, 2020, the Company had tax loss carryforwards as follows (in thousands):

	Amount	Expiration Date
Federal net operating losses	$—	—
State net operating losses	$28,338	2022-2040
Foreign net operating losses	$9,436	2031-2040

FORTERRA, INC.
Consolidated Notes to Financial Statements

Uncertain tax positions

    The Company is subject to audit examinations at federal, state, local, and foreign levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any tax return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcomes of these challenges are subject to uncertainty. The Company’s U.S. federal income tax audit for the years ended December 31, 2016 and 2017 was finalized during the year with no changes identified for either period, respectively. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.

    Each period the Company assesses uncertain tax positions for recognition, measurement and effective settlement. Based on the Company's assessment, it determined that no liabilities for uncertain tax positions should be recorded as of December 31, 2020 and 2019.

21.    Segment reporting

    Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in order to allocate resources and assess performance. The Company's Chief Executive Officer is its CODM. The Corporate and Other segment includes expenses related to certain executive salaries, interest costs related to the Company's credit agreements, acquisition related costs, and other corporate costs that are not directly attributable to the Company's operating segments. The Company's segments follow the same accounting policies as the Company. During the year ended December 31, 2020, the Company moved its concrete and steel pressure pipe business from the Water Pipe & Products segment to the Drainage Pipe & Products segment to better align with how the CODM manages the businesses. The prior years have been restated to conform with the re-segmentation, which resulted in an immaterial impact to the prior periods' segment information.

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

    The following tables set forth the disaggregation of revenue earned from contracts with customers based on the Company's reportable segments as well as other financial information attributable to the Company's reportable segments for the periods presented (in thousands):

FORTERRA, INC.
Consolidated Notes to Financial Statements

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2020	2019	2018
Net sales:
Drainage Pipe & Products	$887,420	$913,033	$839,689
Water Pipe & Products	707,086	616,719	640,023
Corporate and Other	—	—	—
Total	$1,594,506	$1,529,752	$1,479,712

Depreciation and amortization:
Drainage Pipe & Products	$33,420	$38,260	$42,866
Water Pipe & Products	53,885	57,547	61,546
Corporate and Other	2,191	1,451	1,011
Total	$89,496	$97,258	$105,423

Segment EBITDA and reconciliation to income (loss) before income taxes:
Drainage Pipe & Products	$187,547	$173,006	$160,295
Water Pipe & Products	145,451	82,831	60,987
Corporate and Other	(90,666)	(74,219)	(58,802)
Less: Interest expense	(79,890)	(94,970)	(78,337)
Depreciation and amortization	(89,496)	(97,258)	(105,423)
Loss before income taxes	$72,946	$(10,610)	$(21,280)

Capital expenditures:
Drainage Pipe & Products	$17,066	$23,096
Water Pipe & Products	19,500	14,246
Corporate and Other	1,039	2,531
Total	$37,605	$39,873

Total assets:
Drainage Pipe & Products	$819,046	$857,880
Water Pipe & Products	795,292	824,035
Corporate and Other	41,474	58,143
Total	$1,655,812	$1,740,058

    In addition, the Company also has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $11.3 million, $10.5 million and $10.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, and with the following balances (in thousands):

	December 31,
	2020	2019
Investment in equity method investee	$48,285	$50,034

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

Property, plant, and equipment, net:	December 31,
	2020	2019
United States	$409,338	$422,486
Canada	33,250	43,754
Mexico	8,494	9,335
	$451,082	$475,575

Net Sales:	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2020	2019	2018
United States	$1,513,925	$1,448,492	$1,389,115
Canada	71,906	73,270	80,868
Mexico	8,675	7,990	9,729
	$1,594,506	$1,529,752	$1,479,712

22. Related party transactions

CP&P

    The Company sold certain goods and services to its joint venture, CP&P, including spare parts for repairs, and property rentals. For the year ended December 31, 2020, Forterra sold $1.4 million of product to CP&P and purchased goods and services from CP&P for an amount of $1.0 million. For the year ended December 31, 2019, the Company sold $0.4 million of product to CP&P and received $0.5 million in exchange for purchased goods and services from CP&P. For the year ended December 31, 2018, Forterra sold $0.1 million of product to CP&P and purchased $0.2 million of goods and services from CP&P.

Master Builders Solutions US, LLC

    During the year ended December 31, 2020, Forterra sold $0.1 million of product to Master Builders Solutions US, LLC, an affiliate of Lone Star, and purchased goods from Master Builders Solutions US, LLC for an amount of $0.9 million.

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

Bricks Joint Venture

    Prior to the IPO, LSF9 distributed its brick operations in the United States and Eastern Canada to a joint venture formed by an affiliated of Lone Star (the "Bricks Disposition"). In connection with the Bricks Disposition, Forterra entered into a transition services agreement with the joint venture, whereby Forterra would continue to provide certain administrative services, including but not limited to information technology, accounting and treasury for a limited period of time. Such transition services ended in February 2018. The Company recognized a total of $10 thousand in Other operating income, net pursuant to the transition services agreement for the year ended December 31, 2018.

FORTERRA, INC.
Consolidated Notes to Financial Statements

23.   Quarterly Financial Data (Unaudited)

    The following is a summary of the quarterly results of operations:

Year ended December 31, 2020:
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$330,876	$426,186	$457,557	$379,887
Cost of goods sold	272,134	320,607	331,284	293,808
Gross profit	58,742	105,579	126,273	86,079
Income (loss) from continuing operations before taxes	(13,988)	34,570	38,751	13,613
Net income (loss)	(14,066)	27,115	28,827	22,610
Basic earnings (loss) per share:
Net income (loss)	$(0.22)	$0.42	$0.44	$0.34
Diluted earnings (loss) per share:
Net income (loss)	$(0.22)	$0.40	$0.42	$0.33

Year ended December 31, 2019:
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$291,858	$410,219	$464,526	$363,149
Cost of goods sold	250,053	324,405	362,362	296,550
Gross profit	41,805	85,814	102,164	66,599
Income (loss) from continuing operations before taxes	(32,336)	3,835	28,327	(10,436)
Net income (loss)	(25,039)	2,954	22,430	(7,676)
Basic earnings (loss) per share:
Net income (loss)	$(0.39)	$0.05	$0.35	$(0.12)
Diluted earnings (loss) per share:
Net income (loss)	$(0.39)	$0.05	$0.34	$(0.12)

24.   Supplemental Cash Flow Disclosures

(in thousands)	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2020	2019	2018
SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$53,175	$77,086	$69,381
Income taxes paid, net of refunds received	16,472	12,343	11,068
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Assets and liabilities acquired in non-cash exchange	—	—	18,140
Capital lease obligation resulting from the sale-leaseback exchange transaction	—	—	(148,962)
Fair value changes of derivatives recorded in OCI, net of tax	—	—	970

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2020.

Based on the evaluation referenced above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Management assessed the Company's internal control over financial reporting as of December 31, 2020 using the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that as of December 31, 2020, our internal control over financial reporting was effective.

    Ernst & Young LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report included below.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have a materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forterra, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Forterra, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Forterra, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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
February 25, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2021 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2020.

Item 11. Executive Compensation

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2021 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

    The following table summarizes, as of December 31, 2020, information with respect to (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance, in each case under our 2016 Stock Incentive Plan or 2018 Stock Incentive Plan. We do not have any equity compensation plans not approved by security holders.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	3,077,170	$6.39	3,139,639

All other information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2021 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2021 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2021 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2020.

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

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated February 19, 2021, by and among Quikrete Holdings, Inc., Jordan Merger Sub, Inc. and Forterra, Inc.	(r)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(d)

3.2	Amended and Restated Bylaws of the Registrant.	(b)

4.1	Registration Rights Agreement dated as of October 19, 2016 between Forterra, Inc. and LSF9 Concrete Mid-Holdings Ltd.	(b)

4.2	Form of Certificate of Common Stock of the Registrant.	(e)

4.3	Indenture, dated as of July 16, 2020 among Forterra Finance, LLC, FRTA Finance Corp., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	(p)

4.4	Form of Global Note for 6.50% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.3 hereto).	(p)

4.5	Description of Registrant's Securities	*

10.1	Amended and Restated Master Land and Building Lease dated June 5, 2018 between Pipe Portfolio Owner (Multi) LP and Forterra Pipe & Precast LLC and certain affiliates.	(l)

10.2	Amended and Restated Master Land and Building Lease dated June 5, 2018 between FORT-NOM HOLDINGS (ONQC) INC. and Forterra Pipe & Precast, Ltd.	(l)

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
(i)

10.19#	Employment Agreement, dated as of September 6, 2017 by and between the Company and Charlie Brown.	(j)

10.20#	Employment Agreement, dated as of December 18, 2017 by and between the Company and Lori Browne.	(k)

10.21#	Employment Agreement, dated as of May 22, 2019 by and between the Company and Richard Hunter.	(n)

10.22#	Employment Agreement, dated as of May 22, 2019 by and between the Company and Vikrant Bhatia.	(n)

10.23#	Employment Agreement, dated as of June 21, 2019 by and between the Company and Karl Watson, Jr.	(o)

10.24#	Separation and General Release Agreement between Jeff Bradley and Forterra, Inc. and USP Holdings, Inc. dated as of June 30, 2019.	(q)

10.25#	Form of Grant Notice for 2018 Stock Incentive Plan Nonqualified Stock Options Award.	(q)

10.26#	Form of Grant Notice for 2018 Stock Incentive Plan Restricted Stock Unit Award.	(q)

10.27#	Form of Grant Notice for 2018 Stock Incentive Plan Performance Restricted Stock Unit Award.	(q)

10.28
First Amendment, dated as of June 17, 2020 to the ABL Credit Agreement dated as of October 25, 2016 by and among Forterra, Inc. and certain of its subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as agent.
(s)

21.1	Subsidiaries of the Registrant.	*

23.1	Consent of Ernst & Young LLP.	*

23.2	Consent of Moss Adams LLP.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	^

99.1	Financial Statements of Concrete Pipe & Precast, LLC as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	*

104	Cover Page Interactive Data File – The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in Inline XBRL (included as Exhibit 101).	*

*	Filed herewith
#	Denotes management compensatory plan or arrangement
^	Exhibit 32.1 shall not be deemed filed with the SEC, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(a)	Previously filed on July 8, 2016 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(b)	Previously filed on August 15, 2016 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(c)	Previously filed on September 8, 2016 as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(d)	Previously filed on October 7, 2016 as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(e)	Previously filed on October 17, 2016 as an exhibit to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(f)	Previously filed on November 11, 2016 as an exhibit to the Company’s Current Report on Form 8-K/A and incorporated herein by reference.
(g)	Previously filed on January 10, 2017 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-215504) and incorporated herein by reference.
(h)	Previously filed on March 31, 2017 as an exhibit to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and incorporated herein by reference.
(i)	Previously filed on May 15, 2017 as an exhibit to the Company Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 and incorporated herein by reference.
(j)	Previously filed on September 7, 2017 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(k)	Previously filed on December 20, 2017 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(l)	Previously filed on June 11, 2018 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(m)	Previously filed on April 20, 2018 as an exhibit to the Company's Definitive Proxy Statement and incorporated herein by reference.
(n)	Previously filed on May 23, 2019 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(o)	Previously filed on Jun 24, 2019 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(p)	Previously filed on July 17, 2020 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(q)	Previously filed on February 27, 2020 as an exhibit to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference.
(r)	Previously filed on February 22, 2021 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(s)	Previously filed on July 28, 2020 as an exhibit to the Company Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 and incorporated herein by reference.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTERRA, INC.
(Registrant)

	/s/ Karl Watson, Jr.	February 25, 2021
By:	Karl Watson, Jr.
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Karl Watson, Jr.	Chief Executive Officer and Director	February 25, 2021
Karl Watson, Jr.	(Principal Executive Officer)

/s/ Charles R. Brown, II	Executive Vice President and Chief Financial Officer	February 25, 2021
Charles R. Brown, II	(Principal Financial Officer, Principal Accounting Officer)

/s/ Chris Meyer	Chairman of the Board, Director	February 25, 2021
Chris Meyer

/s/ Richard Cammerer, Jr.	Director	February 25, 2021
Richard Cammerer, Jr.

/s/ Rafael Colorado	Director	February 25, 2021
Rafael Colorado

/s/ Maureen Harrell	Director	February 25, 2021
Maureen Harrell

/s/ Chad Lewis	Director	February 25, 2021
Chad Lewis

/s/ Clint McDonnough	Director	February 25, 2021
Clint McDonnough

/s/ John McPherson	Director	February 25, 2021
John McPherson

/s/ Jacques Sarrazin	Director	February 25, 2021
Jacques Sarrazin