Form 10-Q
period 2021-03-31
Forterra, Inc.
filed 2021-04-29
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

There were 66,686,552 shares of common stock, par value $0.001 per share, of the registrant outstanding as of April 26, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FORTERRA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	March 31,
	2021	2020
	(unaudited)
Net sales	$368,114	$330,876
Cost of goods sold	285,850	272,134
Gross profit	82,264	58,742
Selling, general & administrative expenses	(55,044)	(54,240)
Impairment and exit charges	(409)	(824)
Other operating income, net	12,119	330
	(43,334)	(54,734)
Income from operations	38,930	4,008

Other income (expense)
Interest expense	(18,346)	(20,745)
Loss on extinguishment of debt	—	(50)
Earnings from equity method investee	2,591	2,799
Income (loss) before income taxes	23,175	(13,988)
Income tax expense	(4,499)	(78)

Net income (loss)	$18,676	$(14,066)

Earnings (loss) per share:
Basic	$0.28	$(0.22)
Diluted	$0.27	$(0.22)
Weighted average common shares outstanding:
Basic	66,240	64,804
Diluted	69,440	64,804

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended
	March 31,
	2021	2020
	(unaudited)
Net income (loss)	$18,676	$(14,066)
Change in other postretirement benefit plans, net of tax	—	(681)
Foreign currency translation adjustment	659	(5,699)
Comprehensive income (loss)	$19,335	$(20,446)

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$36,591	$25,678
Receivables, net	263,862	227,948
Inventories	256,455	222,928
Prepaid expenses	9,005	7,967
Other current assets	2,047	2,022
Total current assets	567,960	486,543
Non-current assets
Property, plant and equipment, net	442,556	451,082
Operating lease right-of-use assets	53,518	54,379
Goodwill	509,299	509,127
Intangible assets, net	93,113	101,409
Investment in equity method investee	49,376	48,285
Other long-term assets	1,905	4,987
Total assets	$1,717,727	$1,655,812

LIABILITIES AND EQUITY
Current liabilities
Trade payables	$161,332	$134,144
Accrued liabilities	101,225	115,693
Deferred revenue	7,301	8,220
Current portion of long-term debt	12,510	12,510
Current portion of tax receivable agreement	8,333	8,333
Total current liabilities	290,701	278,900
Non-current liabilities
Long-term debt	922,584	887,511
Long-term finance lease liabilities	142,620	142,195
Long-term operating lease liabilities	50,650	50,943
Deferred tax liabilities	8,453	9,671
Other long-term liabilities	31,782	36,918
Long-term tax receivable agreement	55,907	55,907
Total liabilities	1,502,697	1,462,045
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.001 par value, 190,000 shares authorized; 66,656 and 65,981 shares issued and outstanding	19	19
Additional paid-in-capital	254,507	252,579
Accumulated other comprehensive loss	(6,297)	(6,956)
Retained deficit	(33,199)	(51,875)
Total shareholders' equity	215,030	193,767
Total liabilities and shareholders' equity	$1,717,727	$1,655,812

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity

Balance at December 31, 2020	65,980,787	$19	$252,579	$(6,956)	$(51,875)	$193,767
Share-based compensation expense	—	—	2,784	—	—	2,784
Stock-based plan activity	674,896	—	(856)	—	—	(856)
Comprehensive income:
Net income	—	—	—	—	18,676	18,676
Foreign currency translation adjustment	—	—	—	659	—	659
Balance at March 31, 2021	66,655,683	$19	$254,507	$(6,297)	$(33,199)	$215,030

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders' Equity

Balance at December 31, 2019	64,740,667	$19	$244,372	$(7,063)	$(116,361)	$120,967
Share-based compensation expense	—	—	2,864	—	—	2,864
Stock-based plan activity	336,752	—	(194)	—	—	(194)
Comprehensive loss:
Net loss	—	—	—	—	(14,066)	(14,066)
Change in other postretirement benefit plans, net of tax	—	—	—	(681)	—	(681)
Foreign currency translation adjustment	—	—	—	(5,699)	—	(5,699)
Balance at March 31, 2020	65,077,419	$19	$247,042	$(13,443)	$(130,427)	$103,191

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)
Net income (loss)	$18,676	$(14,066)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation & amortization expense	20,462	22,501
(Gain) loss on disposal of property, plant and equipment	(11,116)	36
Loss on extinguishment of debt	—	50
Amortization of debt discount and issuance costs	1,228	1,871
Stock-based compensation expense	2,784	2,864
Impairment charges	382	—
Earnings from equity method investee	(2,591)	(2,799)
Distributions from equity method investee	1,500	1,600
Unrealized (gain) loss on derivative instruments, net	(143)	746
Unrealized foreign currency loss, net	82	335
Provision (recoveries) for doubtful accounts	284	(132)
Deferred taxes	(1,218)	5,970
Other non-cash items	704	1,106
Change in assets and liabilities:
Receivables, net	(18,664)	(23,371)
Inventories	(33,393)	(21,842)
Other current assets	(1,050)	(6,572)
Accounts payable and accrued liabilities	11,000	11,406
Other assets and liabilities	(5,890)	1,072
NET CASH USED IN OPERATING ACTIVITIES	(16,963)	(19,225)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, and intangible assets	(11,048)	(4,278)
Proceeds from sale of fixed assets	2,992	—
NET CASH USED IN INVESTING ACTIVITIES	(8,056)	(4,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of term loans	(3,127)	(8,071)
Proceeds from revolver	40,000	180,000
Proceeds from issuance of common stock	1,468	—
Other financing activities	(2,576)	(341)
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,765	171,588
Effect of exchange rate changes on cash	167	(474)
Net change in cash and cash equivalents	10,913	147,611
Cash and cash equivalents, beginning of period	25,678	34,800
Cash and cash equivalents, end of period	$36,591	$182,411

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$24,667	$17,138
Income taxes paid (refunds received), net	903	(99)
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

    The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Seasonal changes and other conditions can affect the sales volumes of the Company's products. The financial results for any interim period do not necessarily indicate the expected results for the year.

    These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 as provided in Forterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 (the “2020 10-K”). The Company has continued to follow the accounting policies set forth in those financial statements, except as supplemented and documented below. Certain prior year numbers were reclassified to conform with current year presentation. Such reclassification had no impact on the previously reported results of operations.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

While the assessments resulted in no material impacts to the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2021, the Company believes the full impact of the COVID-19 outbreak remains uncertain and will continue to assess if ongoing developments related to the outbreak may cause future material impacts to its consolidated financial statements.

Concentration of Credit Risk

    The Company had an individual customer within its Water Pipe & Products segment that accounted for approximately 19% and 18% of the Company's total net sales for the three months ended March 31, 2021 and 2020, respectively, and receivables at March 31, 2021 and December 31, 2020 representing 17% and 16% of the Company's total receivables, net, respectively.

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

Recent Accounting Guidance Adopted

    In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the ASU provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The guidance was effective upon issuance and generally can be applied through December 31, 2022 and has not had any material impact to the Company's condensed consolidated financial statements.

    In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes, and the recognition of deferred tax liabilities for outside basis differences.  It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted this ASU on January 1, 2021 on a prospective basis, which did not have a material impact on the Company's condensed consolidated financial statements.

3. Mergers and dispositions

Quikrete Merger Agreement

On February 19, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quikrete Holdings, Inc., a Delaware corporation (“Parent”), and Jordan Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Each party’s obligation to consummate the Merger is subject to certain conditions, including, among others: (i) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) the absence of any order issued by any court of competent jurisdiction, other legal restraint or prohibition or any law enacted or deemed applicable by a governmental entity that prohibits or makes illegal the consummation of the Merger; (iii) the passing of twenty (20) days from the date on which the Company mails to the Company’s stockholders the definitive information statement regarding the stockholder approval of the Merger by written consent in definitive form; (iv) subject to certain qualifications, the accuracy of representations and warranties of the other party set forth in the Merger Agreement; and (v) the performance by the other party in all material respects of its obligations under the Merger Agreement. Parent’s obligation to consummate the Merger is also conditioned on, among other things, the absence of any Material Adverse Effect (as defined in the Merger Agreement).

Entry into the Merger Agreement has been unanimously approved by the board of directors of the Company.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Transaction costs

    For the three months ended March 31, 2021, the Company recognized aggregate transaction costs, including legal, accounting, valuation, and advisory fees, specific to the Merger of $3 million. These costs are recorded in the condensed consolidated statements of operations within selling, general & administrative expenses.

4. Receivables, net

    Receivables consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Trade receivables	$227,924	$195,997
Amounts billed but not yet paid under retainage provisions	2,817	4,022
Other receivables	34,502	29,026
Total receivables	265,243	229,045
Less: Allowance for doubtful accounts	(1,381)	(1,097)
Receivables, net	$263,862	$227,948

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

5. Inventories

    Inventories consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Finished goods	$170,354	$145,872
Raw materials	85,153	76,322
Work in process	948	734
Total inventories	$256,455	$222,928

6. Investment in equity method investee

    The Company owns 50% of the Common Unit voting shares of Concrete Pipe & Precast LLC ("CP&P") and consequently, has recorded its investment in the Common Unit voting shares in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under the equity method of accounting.

    The Company's investment in the joint venture was $49.4 million at March 31, 2021, which is included within the Drainage Pipe & Products segment. At March 31, 2021, the difference between the amount at which the Company's investment is carried and the amount of the Company's share of the underlying equity in net assets of CP&P was approximately $12.9 million. The basis difference is primarily attributed to the value of land and equity method goodwill associated with the investment.

    The following reflects the Company's distribution and earnings in the equity investment (in thousands):

	Three months ended
	March 31,
	2021	2020
Distribution received from CP&P	$(1,500)	$(1,600)
Share of earnings in CP&P	2,609	2,816
Amortization of excess fair value of investment	(18)	(18)

    Selected financial data for CP&P on a 100% basis is as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
Net sales	$37,255	$39,092
Gross profit	9,650	10,537
Income from operations	4,972	5,620
Net income	4,908	5,557

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Property, plant and equipment, net

    Property, plant and equipment, net, consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Machinery and equipment	$421,244	$410,436
Land, buildings and improvements	229,605	234,251
Other equipment	12,968	12,633
Construction-in-progress	21,500	26,073
Total property, plant and equipment	685,317	683,393
Less: accumulated depreciation	(242,761)	(232,311)
Property, plant and equipment, net	$442,556	$451,082

    Depreciation expense totaled $12.2 million for the three months ended March 31, 2021 and $12.2 million for the three months ended March 31, 2020, which is included in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

8. Goodwill and other intangible assets, net

    The Company has recorded goodwill in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the three months ended March 31, 2021 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2020	$190,767	$318,360	$509,127
Foreign currency and other adjustments	172	—	172
Balance at March 31, 2021	$190,939	$318,360	$509,299

    Intangible assets other than goodwill at March 31, 2021 and December 31, 2020 included the following (in thousands):

	Net carrying value as of March 31, 2021	Net carrying value as of December 31, 2020
Customer relationships	$64,534	$70,503
Trade names	13,844	14,935
Patents	4,519	5,029
Non-compete agreements	4,349	4,962
Developed technology	5,513	5,606
Other	353	374
Total intangible assets	$93,113	$101,409

    Amortization expense totaled $8.3 million for the three months ended March 31, 2021 and $10.3 million for the three months ended March 31, 2020, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. All of the Company's intangible assets are amortizable.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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
    The estimated carrying amount and fair value of the Company’s financial instruments measured and recorded at fair value on a recurring basis are as follows for the dates indicated (in thousands):

	Fair value measurements at March 31, 2021 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value March 31, 2021
Liabilities:
Derivative liability	$—	$429	$—	$429

	Fair value measurements at December 31, 2020 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2020
Liabilities:
Derivative liability	$—	$572	$—	$572

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

    The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at March 31, 2021 using
	Carrying Amount March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value March 31, 2021
Liabilities:
Term Loan	$405,479	$—	$412,514	$—	$412,514
Senior Secured Notes	$492,468	—	$539,785	—	539,785
Tax receivable agreement payable	64,240	—	—	41,394	41,394

		Fair value measurements at December 31, 2020 using
	Carrying Amount December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2020
Liabilities:
Term Loan	$407,978	$—	$415,386	$—	$415,386
Senior Secured Notes	492,043	—	539,760	—	539,760
Tax receivable agreement payable	64,240	—	—	40,586	40,586

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

10.    Accrued liabilities

    Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued payroll and employee benefits	$40,491	$49,434
Short-term finance leases	16,993	17,009
Short-term operating leases	7,516	7,448
Accrued taxes	16,255	13,642
Warranty	4,109	7,069
Accrued rebates	8,634	11,649
Other miscellaneous accrued liabilities	7,227	9,442
Total accrued liabilities	$101,225	$115,693

11. Debt and deferred financing costs

    The Company’s debt consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Term Loan, net of debt issuance costs and original issuance discount of $6,261 and $6,889, respectively	$405,479	$407,978
Senior Secured Notes, net of debt issuance costs and original issuance discount of $7,532 and $7,957, respectively	492,468	492,043
Revolver, net of debt issuance costs of $2,853	37,147	—
Total debt	$935,094	$900,021
Less: current portion debt	(12,510)	(12,510)
Total long-term debt	$922,584	$887,511

As of March 31, 2021, Forterra had $40 million borrowings under its $350 million asset based revolving credit facility under its ABL Credit Agreement dated October 25, 2016 (the “ABL Credit Agreement”) for working capital and general corporate purposes (“Revolver”), $411.7 million outstanding under its senior term loan facility (“Term Loan”) and $500 million senior secured notes due 2025 (the “Notes”).

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

    The Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest accrues on outstanding borrowings thereunder at a rate equal to adjusted LIBOR (with a floor of 1.0%) or an alternate base rate (the base rate, which is the highest of the then current federal funds rate plus 0.50%, the prime rate most recently announced by the administrative agent under the Term Loan, and the one-month adjusted LIBOR plus 1.00%), in each case plus a margin of 3.00% or 2.00%, respectively. The weighted average interest rates for the Term Loan were 4.0% and 4.7% for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Subject to the conditions set forth in the ABL Credit Agreement, as amended, the Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations. The advance rates for accounts receivable and inventory are subject to increase by 2.5% during certain periods. As of March 31, 2021 and December 31, 2020 the Company had $40.0 million and no outstanding borrowings, respectively, under the Revolver. The weighted average interest rates for the borrowings under the Revolver were 2.75% and 2.06% for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

    In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total Revolver. Availability under the Revolver, based on draws, outstanding letters of credit of $16.7 million, as well as allowable borrowing base as of March 31, 2021, was $198.7 million.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

    As of March 31, 2021, the Company was in compliance with all applicable covenants under the Revolver, the Term Loan, and the Notes.

    As of March 31, 2021, scheduled maturities of long-term debt were as follows (in thousands).

	Total	Term Loan	Notes	Revolver
2021	$9,383	$9,383	$—	$—
2022	12,510	12,510	—	—
2023	389,847	389,847	—	—
2024	—	—	—	—
2025	540,000	—	500,000	40,000
	$951,740	$411,740	$500,000	$40,000

12. Derivatives and hedging

    The Company uses derivatives to manage selected foreign exchange and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes, and cash flows from derivative instruments are included in net cash provided by operating activities in the condensed consolidated statements of cash flows.

    On March 30, 2020, Forterra entered into an interest rate swap transaction with a notional value of $400 million to reduce exposure to interest rate fluctuations associated with a portion of the Term Loan. Under the terms of the swap transaction, Forterra agreed to pay a fixed rate of interest of 1.08% and receive floating rate of interest indexed to one-month LIBOR, subject to a minimum of 1.00%, with monthly settlement terms with the swap counterparty. The swap has a 30-month term and expires on September 30, 2022. The interest rate swap is not designated as a cash flow hedge, therefore all changes in the fair value of the instrument are captured as a component of interest expense in the condensed consolidated statements of operations. Accordingly, cash flows from the monthly interest rate swap settlements are included in net cash provided by (used in) operating activities in the condensed consolidated statements of cash flows.

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

    The Company elects to present all derivative assets and derivative liabilities on a net basis on its condensed consolidated balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At March 31, 2021 and December 31, 2020, the Company’s derivative instruments fall under an ISDA master netting agreement.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

    The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	March 31, 2021
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$—	$—	$400,000	$429
Total derivatives, gross		—		429
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$—		$429

	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$—	$—	$400,000	572
Total derivatives, gross		—		572
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$—		$572

The following table presents the effect of derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended
	March 31,
	2021	2020
Derivatives not designated as hedges
Interest rate swaps
Gain (loss) on derivatives not designated as hedges included in interest expense	143	(746)

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

Derivative Action

    On January 15, 2019, a putative shareholder derivative complaint captioned Lee v. Bradley, et al., was filed in the United States District Court for the District of Delaware, naming as defendants certain of the Company’s current and former directors and officers (the "Lee Action"). The complaint alleges the defendants violated Section 14A of the Securities and Exchange Act of 1934, as amended, and related rules by failing to make certain disclosures in the Company's proxy solicitation in advance of the 2017 Annual Meeting of Stockholders, and that defendants breached their fiduciary duties, wasted corporate assets, and committed constructive fraud. The complaint also asserts unjust enrichment claims against certain defendants. The complaint seeks, on behalf of the Company, unspecified damages, an order directing the return of certain payments to the defendants, certain injunctive relief, and reasonable costs and attorneys' fees. After initially staying the case until the court in a prior, unrelated securities class action suit that has now been settled ruled on the motion to dismiss in that case, on December 11, 2019, the court in the Lee Action entered a Stipulation and Order consolidating the Lee Action and another derivative action filed in the same court into a single case (the "Consolidated Lee Action"), and providing a schedule for filing of an amended complaint and motions to dismiss, which has been further extended by agreement of the parties. A mediation of the dispute was held on June 12, 2020 but was not successful in resolving the dispute. Plaintiffs filed an amended complaint in August 2020 and Defendants filed a motion to dismiss the complaint in September 2020, which is now fully briefed and before the court. In light of the Company’s entry into the Merger Agreement, the parties agreed that the action should be stayed pending the completion of the Merger, and the Court entered an order on March 19, 2021 staying the Lee Action until after the completion of the Merger.

    The Company and other defendants are vigorously defending the Consolidated Lee Action. Given the stage of the proceedings, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Consolidated Lee Action.
Merger-Related Litigation

On March 24, 2021, Anand Choudhuri, a purported owner of Forterra common stock brought a lawsuit against the Company and each of the members of its Board of Directors in the U.S. District Court for the Southern District of New York (the "Choudhuri Action"). The plaintiff alleges, among other things, that the directors breached their fiduciary duties by entering into the Merger Agreement through an unfair process and for inadequate compensation, and that the Information Statement filed by the Company to explain the Merger to its stockholders omits material information related to the sales process, the Company’s financial projections, and Citigroup Global Markets Inc.’s (“Citi”) analysis of the proposed transaction reflected in the Merger Agreement, in violation of the federal securities laws and seeks to enjoin the Merger and/or damages in an unspecified amount.

On March 31, 2021, Christopher Jones, a purported owner of Forterra common stock brought a lawsuit against the Company and each of the members of its Board of Directors in the U.S. District Court for the District of Colorado (the "Jones Action"). The plaintiff alleges, among other things, that defendants violated federal securities laws by failing to disclose certain information in the Information Statement filed by the Company to explain the Merger to its stockholders relating to the sales process, the Company’s financial projections, and

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Citigroup Global Markets Inc.’s (“Citi”) analysis of the proposed transaction reflected in the Merger Agreement and seeks to enjoin the Merger and/or damages in an unspecified amount.

On April 1, 2021, Adam Franchi, a purported owner of Forterra common stock brought a lawsuit against Forterra and individual members of the Board of Directors in the U.S. District Court for the District of Delaware (the "Franchi Action") (collectively, the Choudhuri Action, the Jones Action and the Franchi Action are the “Merger-Related Litigation”). The plaintiff in the Franchi Action alleges, among other things, that defendants violated federal securities laws by failing to disclose certain information in the Information Statement filed by the Company to explain the Merger to its stockholders relating to the sales process, the Company’s financial projections, and Citigroup Global Markets Inc.’s (“Citi”) analysis of the proposed transaction reflected in the Merger Agreement and seeks to enjoin the Merger and/or damages in an unspecified amount.

The Company and other defendants are vigorously defending the Merger-Related Litigation and have filed supplemental disclosures relating to the Information Statement which they believe further explain the proposed transaction that is contemplated by the Merger Agreement. Given the stage of the proceedings, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Merger-Related Litigation.

In addition, certain stockholders have informed the Company that they seek to exercise their appraisal rights under Delaware with respect to their shares. No further action has been taken by these stockholders to date.

Long-term Incentive Plan

    Following the original acquisition of the Company's business by affiliates of Lone Star, Lone Star implemented a cash-based long term incentive plan (the “LTIP”) which entitles the participants in the LTIP to a potential cash payout upon a monetization event as defined by the LTIP. Potential monetization events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star reduces its ownership interest in the Company or successor entities of LSF9, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of March 31, 2021, no such monetization events that meet the required return for an LTIP payment have occurred, and therefore no amounts were accrued in the accompanying condensed consolidated balance sheets. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future monetization events. The timing and amount of such payments are unknown and are dependent upon future monetization events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the IPO, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered. It is expected that if the Merger is completed under the terms of the Merger Agreement, the Merger will constitute a Liquidity Event that will trigger certain payments under the terms of the LTIP.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

    For purposes of the TRA, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which any such related tax benefits remain. The Company accounts for potential payments under the TRA as a contingent liability, with amounts accrued when considered probable and reasonably estimable. The liability recorded by the Company for the TRA at March 31, 2021 and December 31, 2020 was $64.2 million and $64.2 million, respectively. The timing and amount of future tax benefits associated with the TRA are subject to change, and additional payments may be required which could be materially different from the current accrued liability. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing activity in the consolidated statement of cash flows. During the three months ended March 31, 2021, the Company made no payments on the TRA to Lone Star. It is expected that if the Merger is completed under the terms of the Merger Agreement, payments to Lone Star will continue to be made by the surviving entity under the Merger Agreement according to the terms of the TRA.

15. Earnings per share

    Basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities include employee stock options and shares of restricted stock. Diluted EPS reflects the assumed exercise, vesting or conversion of all dilutive securities.

    The calculations of the basic and diluted EPS for the three months ended March 31, 2021 and 2020 are presented below (in thousands, except per share amounts):

	For the three months ended March 31,
	2021	2020
Earnings (loss) available to common shareholders	$18,676	$(14,066)

Common stock:
Weighted average basic shares outstanding	66,240	64,804
Effect of dilutive securities	3,200	—
Weighted average diluted shares outstanding	69,440	64,804

Basic earnings (loss) per share:
Net income (loss)	$0.28	$(0.22)
Diluted earnings (loss) per share:
Net income (loss)	$0.27	$(0.22)

    The number of stock options and restricted shares that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the three months ended March 31, 2021 and March 31, 2020 were 193,154 and 233,736, respectively.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

16. Income taxes

    The Company recorded income tax expense of $4.5 million for the three months ended March 31, 2021, and $0.1 million for the three months ended March 31, 2020.
    The income tax expense for the three months ended March 31, 2021 was calculated under the ASC 740 principles. The income tax expense for the three months ended March 31, 2021 differs from the expense computed at the federal statutory rate primarily due to the current period benefit related to equity compensation, partially offset with the state income tax expense recorded in the quarter.

    The income tax expense for the three months ended March 31, 2020 differs from the expense computed at the federal statutory rate primarily due to the unfavorable federal and state valuation allowance.

    On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), as well as issued other final regulations during 2020. The Company has considered the favorable impact of the released final regulations in the preparation of the condensed consolidated financial statements. On March 11, 2021, the U.S. government enacted the COVID-19 Stimulus Package called the American Rescue Plan Act of 2021 (“ARPA”). There are no material provisions that impacted the Company’s condensed consolidated financial statements.

17. Segment reporting

    Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in order to allocate resources and assess performance. The Company's Chief Executive Officer is its CODM. The Corporate and Other segment includes expenses related to certain executive salaries, interest costs related to the Company's credit agreements, acquisition-related costs, and other corporate costs that are not directly attributable to the Company's operating segments. The Company's segments follow the same accounting policies as the Company. During the year ended December 31, 2020, the Company moved its concrete and steel pressure pipe business from the Water Pipe & Products segment to the Drainage Pipe & Products segment to better align with how the CODM manages the businesses. The prior year period has been updated to conform with the re-segmentation, which resulted in an immaterial impact to the prior periods' segment information.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

    The following tables set forth the disaggregation of revenue earned from contracts with customers based on the Company's reportable segments as well as other financial information attributable to the Company's reportable segments for the three months ended March 31, 2021 and 2020 (in thousands):

	For the three months ended March 31,
	2021	2020
Net sales:
Drainage Pipe & Products	$191,819	$176,426
Water Pipe & Products	176,295	154,450
Corporate and Other	—	—
Total	$368,114	$330,876

Depreciation and amortization:
Drainage Pipe & Products	$7,514	$8,446
Water Pipe & Products	12,329	13,678
Corporate and Other	619	377
Total	$20,462	$22,501

Segment EBITDA and reconciliation to income (loss) before income taxes:
Drainage Pipe & Products	$51,765	$26,444
Water Pipe & Products	31,089	22,482
Corporate and Other	(20,871)	(19,668)
Less: Interest expense	(18,346)	(20,745)
Depreciation and amortization	(20,462)	(22,501)
Income (loss) before income taxes	$23,175	$(13,988)

Capital expenditures:
Drainage Pipe & Products	$8,356	$3,030
Water Pipe & Products	1,915	1,181
Corporate and Other	2,161	139
Total	$12,432	$4,350

	March 31,	December 31,
	2021	2020
Total assets:
Drainage Pipe & Products	$848,794	$819,046
Water Pipe & Products	827,048	795,292
Corporate and Other	41,885	41,474
Total	$1,717,727	$1,655,812

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $2.6 million and $2.8 million for the three months ended March 31, 2021 and March 31, 2020, respectively, and with the following balances (in thousands):

	March 31,	December 31,
	2021	2020
Investment in equity method investee	$49,376	$48,285

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

Property, plant, and equipment, net:	March 31,	December 31,
	2021	2020
United States	$400,119	$409,338
Canada	34,173	33,250
Mexico	8,264	8,494
	$442,556	$451,082

Net sales:	For the three months ended March 31,
	2021	2020
United States	$346,903	$315,380
Canada	18,273	13,486
Mexico	2,938	2,010
	$368,114	$330,876

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

CP&P

    The Company sold certain goods and services to its joint venture, CP&P, including spare parts for repairs, and property rentals. For the three months ended March 31, 2021, Forterra sold $0.3 million of product to CP&P and purchased goods and services from CP&P for an amount of $0.1 million. For the three months ended March 31, 2020, Forterra sold $0.5 million of product to CP&P and purchased $0.1 million of goods and services from CP&P.

Master Builders Solutions US, LLC

    For the three months ended March 31, 2021, Forterra purchased goods from Master Builders Solutions US, LLC, an affiliate of Lone Star, for an amount of $0.2 million.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements. All of our forward-looking statements, including those related to our pending acquisition by Quikrete Holdings, Inc., or the Merger, are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

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

•the outcome of any legal proceedings related to the Merger;

•failure of Quikrete Holdings, Inc. to obtain the financing required to consummate the Merger;

•failure to retain our key management and employees;

•unfavorable reaction to the Merger by customers, competitors, suppliers and employees; and

•additional factors discussed in our filings with the Securities and Exchange Commission, or the SEC.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A, “Risk Factors” in our 2020 10-K filed with the SEC on February 25, 2021. The COVID-19 pandemic may also precipitate or exacerbate these and other unknown risks and uncertainties. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021, or the 2020 10-K.

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

Results of Operations

Three Months Ended March 31, 2021 as Compared to Three Months Ended March 31, 2020

Total Company

    The following table summarizes certain financial information relating to our operating results for the three months ended March 31, 2021 and March 31, 2020 (in thousands).

Statements of Income Data:	Three months ended March 31, 2021	Three months ended March 31, 2020	% Change

Net sales	$368,114	$330,876	11.3%
Cost of goods sold	285,850	272,134	5.0%
Gross profit	82,264	58,742	40.0%
Selling, general and administrative expenses	(55,044)	(54,240)	1.5%
Impairment and exit charges	(409)	(824)	(50.4)%
Other operating income, net	12,119	330	*
	(43,334)	(54,734)	(20.8)%
Income from operations	38,930	4,008	*
Other income (expenses)
Interest expense	(18,346)	(20,745)	(11.6)%
Loss on extinguishment of debt	—	(50)	*
Earnings from equity method investee	2,591	2,799	(7.4)%
Income (loss) before income taxes	23,175	(13,988)	*
Income tax expense	(4,499)	(78)	*
Net income (loss)	$18,676	$(14,066)	*
* Represents positive or negative change in excess of 100%

Net Sales

    Net sales for the three months ended March 31, 2021 were $368.1 million, an increase of $37.2 million, or 11.3%, from $330.9 million in the three months ended March 31, 2020. The increase in sales was the combination of a $21.8 million increase in the Water Pipe & Products segment primarily driven by higher average selling prices, and a $15.4 million increase in the Drainage Pipe & Products segment compared to prior year, primarily due to higher shipment volumes.

Cost of Goods Sold

    Cost of goods sold were $285.8 million for the three months ended March 31, 2021, an increase of $13.7 million, or 5.0%, from $272.1 million in the three months ended March 31, 2020. Most of the increase in cost of goods sold was in our Water Pipe & Products segment primarily driven by both higher shipment volumes and higher raw material costs year-over-year.

Gross Profit

    Gross profit was $82.3 million for the three months ended March 31, 2021, an increase of $23.6 million, or 40.0%, from $58.7 million in the three months ended March 31, 2020. The increase was the combination of a $14.3 million increase in the Drainage Pipe & Products segment primarily due to higher shipment volumes, and a $9.3 million increase in the Water Pipe & Products segment due to higher average selling prices in the Water Pipe & Products segment, which more than offset the increase in raw material costs.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses were $55.0 million for the three months ended March 31, 2021, a slight increase of $0.8 million, or 1.5%, from $54.2 million in the three months ended March 31, 2020.

Other Operating Income, Net

    Other operating income in the three months ended March 31, 2021 was $12.1 million, an increase of $11.8 million, from $0.3 million in the three months ended March 31, 2020. The increase in 2021 was primarily driven by $11.1 million gains on asset sales as we continue optimizing our asset portfolio and disposing of idle properties. $15.9 million of cash proceeds from the Q1 2021 asset sales that resulted in these gains were not received until Q2 2021, and are included in other receivables as of March 31, 2021.

Interest Expense

    Interest expense for the three months ended March 31, 2021 was $18.3 million, a decrease of $2.4 million or 11.6% from $20.7 million in the three months ended March 31, 2020. The decrease in interest expenses was the net effect of a $3.8 million decrease primarily due to both lower LIBOR and lower outstanding debt balances in the three months ended March 31, 2021 compared to prior year; a $0.9 million decrease in loss on derivatives related to our interest rate hedge; partially offset by $2.3 million incremental interest expense from the $500 million senior secured notes at a higher rate that were issued in July 2020.

Income Tax Expense

    Income tax expense in the three months ended March 31, 2021 was $4.5 million, an increase of $4.4 million from $0.1 million in the three months ended March 31, 2020. The change is primarily due to the higher federal and state tax expense based on the greater pretax income during the three months ended March 31, 2021, as well as the current period benefit related to equity compensation.

Segments

	For the three months ended March 31,
(in thousands)	2021	2020(2)	% Change
Net sales:
Drainage Pipe & Products	$191,819	$176,426	8.7%
Water Pipe & Products	176,295	154,450	14.1%
Corporate and Other	—	—	*
Total	$368,114	$330,876	11.3%

Gross profit (loss):
Drainage Pipe & Products	46,977	32,708	43.6%
Water Pipe & Products	35,295	26,007	35.7%
Corporate and Other	(8)	27	*
Total	$82,264	$58,742	40.0%

Segment EBITDA(1):
Drainage Pipe & Products	51,765	26,444	95.8%
Water Pipe & Products	31,089	22,482	38.3%
Corporate and Other	(20,871)	(19,668)	6.1%

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
(2)     During the fourth quarter of 2020, we reclassified the pressure pipe business from Water segment to Drainage segment to better align with our organizational structure. The US and Canadian Pressure Pipe businesses were formerly managed by the Water segment management team, however Forterra changed its internal management structure to include the remaining Canadian Pressure Pipe plant under the same management team that oversees the Canadian Pipe & Precast operations. As a result, historical segment data were updated to reflect the current segment compositions.
*    Represents positive or negative change in excess of 100%.

Drainage Pipe & Products

Net Sales

Net sales in the three months ended March 31, 2021 were $191.8 million, an increase of $15.4 million, or 8.7%, compared to $176.4 million in the three months ended March 31, 2020. The increase was mostly driven by higher shipment volumes while average selling prices remained relatively flat.

Gross Profit

    Gross profit in the three months ended March 31, 2021 was $47.0 million, an increase of $14.3 million or 43.6% from $32.7 million in the three months ended March 31, 2020. The increase was primarily due to higher shipment volumes.

Water Pipe & Products

Net Sales

    Net sales in the three months ended March 31, 2021 was $176.3 million, an increase of $21.8 million or 14.1% from $154.5 million in the three months ended March 31, 2020. The increase was primarily the combination of a $15.5 million increase driven by higher average selling prices of our ductile iron pipe products and a $7.2 million increase related to higher shipment volumes of our ductile iron pipe products. Ductile iron pipe sales accounted for more than 85% of Water Pipe & Products segment net sales.

Gross Profit

    Gross profit in the three months ended March 31, 2021 was $35.3 million, an increase of $9.3 million, or 35.7% from $26.0 million in the three months ended March 31, 2020. The increase was primarily due to higher average selling prices, as well as slightly higher volumes, partially offset by higher raw material costs.

Liquidity and Capital Resources

    Our available cash and cash equivalents, borrowing availability under our $350.0 million Revolver, and funds generated from operations are our most significant sources of liquidity. While we believe these sources will be sufficient to finance our working capital requirements, planned capital expenditures that are essential, debt service obligations and other cash requirements for at least the next 12 months, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, including those related to the COVID-19 pandemic, and financial, business and other factors, some of which are beyond our control. See Item 1A, Risk Factors in the 2020 10-K.
    As of March 31, 2021 and December 31, 2020, we had approximately $36.6 million and $25.7 million of cash and cash equivalents, respectively, of which $5.4 million and $12.5 million, respectively, were held by foreign subsidiaries. All of the cash and cash equivalents as of March 31, 2021 and December 31, 2020 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.

    We have a tax receivable agreement with Lone Star that provides for the payment by us to Lone Star of specified amounts in respect of any cash savings as a result of the utilization of certain tax benefits. The actual utilization of the relevant tax benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. However, we expect that the payments we make under the tax receivable agreement could be substantial. The tax receivable agreement also includes provisions which restrict the incurrence of debt and that require that we make an accelerated payment to Lone Star equal to the present value of all future payments due under the tax receivable agreement, in each case under certain circumstances. Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. See Note 14, Commitments and contingencies, to the condensed consolidated financial statements for additional information regarding the tax receivable agreement. Our forecasted payments under the tax receivable agreement in 2021, pertaining to the 2020 tax year, are expected to be in the range of $7 to $9 million. We expect that future annual payments under the tax receivable agreement will decline each year in accordance with our tax basis depreciation and amortization schedule unless future unplanned transactions result in an acceleration of our tax benefits under the agreement.

    During the three months ended March 31, 2021, we borrowed $40 million under our $350 million Revolver to fund seasonal working capital needs. As of March 31, 2021, we had $411.7 million outstanding balance under our senior term loan as amended, or the Term Loan, and $40 million borrowings outstanding under the Revolver. Availability under the Revolver, based on draws, outstanding letters of credit of $16.7 million, as well as allowable borrowing base as of March 31, 2021, was $198.7 million.

Our $350 million Revolver will expire on June 17, 2025, subject to earlier maturity if greater than $75.0 million of our Term Loan remains outstanding 91 days prior to the scheduled maturity of the term loan credit facility or any refinancing thereof. Outstanding borrowings under the Revolver have interest rates equal to LIBOR or CDOR plus a margin ranging from 1.75% to 2.25% per annum, or an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.75% to 1.25% per annum, in each case, based upon the average excess availability under the Revolver for the most recently completed calendar quarter and our total leverage ratio as of the end of the most recent fiscal quarter for which financial statements have been delivered.

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

    The Revolver and the Term Loan contain customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict our ability to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The Revolver contains a financial covenant restricting us from allowing our fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the Revolver falls below a threshold. The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization, less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness). The Term Loan does not contain any financial covenants. Obligations under the Revolver and the Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). As of March 31, 2021, we were in compliance with all applicable covenants under the Revolver and the Term Loan.

Our $500 million senior secured notes issued in July 2020, or the Notes, will mature on July 15, 2025 and have a fixed annual interest rate of 6.50%. Obligations under the Notes are guaranteed by us and our existing and future subsidiaries (other than the issuers) that guarantee the Term Loan and the obligations of the U.S. borrowers under the Revolver. The Notes and the related guarantees are secured by first-priority liens on the collateral that secures the Term Loan on a first-priority basis (which is generally all assets other than those that secure the Revolver on a first-priority basis as set forth below) and second-priority liens on the collateral that secures the Revolver on a first-priority basis (which is generally inventory, accounts receivable, deposit accounts, securities accounts, certain intercompany loans and related assets), which second-priority liens is ratable with the liens on such assets securing the obligations under the Term Loan and junior to the liens on such assets securing the Revolver. Upon closing, we used the net proceeds from this offering to repay $492.5 million of the principal amount of the Term Loan at par, plus accrued interest.

Parent Issuer and Subsidiary Guarantor Summarized Financial Information

The following information contains the summarized financial information for the parent (Forterra, Inc.) and subsidiary guarantors of the Notes.

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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows (in thousands):

	Parent - Forterra, Inc. and Subsidiary Guarantors

	March 31, 2021	December 31, 2020
Current assets	$525,827	$443,839
Intercompany payable to non-guarantor subsidiaries	8,991	8,384
Non-current assets	1,094,895	1,115,191
Current liabilities	277,358	267,672
Non-current liabilities	1,204,989	1,176,492

	Parent - Forterra, Inc. and Subsidiary Guarantors

	Three months ended March 31, 2021	Year ended December 31, 2020
Net sales	$346,903	$1,514,556
Gross profit	73,349	347,854
Income before taxes	17,772	58,880
Net income	14,447	52,273

Cash Flow Information

    The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented (in thousands):

	For the three months ended
	March 31, 2021	March 31, 2020
Statement of Cash Flows data:
Net cash used in operating activities	$(16,963)	$(19,225)
Net cash used in investing activities	(8,056)	(4,278)
Net cash provided by financing activities	35,765	171,588

Net Cash Used in Operating Activities

    Net cash used in operating activities was $17.0 million in the three months ended March 31, 2021, compared to $19.2 million in the three months ended March 31, 2020. Changes between the periods are primarily due to the increase in income from operations, as well as the timing of settlements of our receivables and payables.

Net Cash Used in Investing Activities

    Net cash used in investing activities was $8.1 million in the three months ended March 31, 2021, due to $11.0 million of capital expenditures, partially offset by $3.0 million proceeds from sale of fixed assets. Net cash used in investing activities was $4.3 million in the three months ended March 31, 2020 due to capital expenditures.

Net Cash Provided by Financing Activities

    Net cash provided by financing activities was $35.8 million in the three months ended March 31, 2021 primarily due to $40.0 million borrowings under our Revolver, partially offset by $3.1 million repayments of principal on the Term Loan. Net cash used in financing activities was $171.6 million for the three months ended March 31, 2020 due primarily to additional precautionary borrowings of $180 million under the Revolver at the onset of the COVID-19 pandemic, partially offset by $8.1 million repayments of principal on the Term Loan.

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

COVID-19 Pandemic

    Beginning in mid-March of 2020, local, state, provincial and federal authorities began issuing stay at home orders in response to the spread of the coronavirus disease 2019, or COVID-19, which has quickly spread throughout the United States and worldwide. These government-instituted restrictions, together with the economic volatility and uncertainty the pandemic has created, have had a significant impact on the United States economy in general and certain parts of our end-markets. Despite these events and the related uncertainty, we have continued to operate as an essential business under the government orders, and the COVID-19 pandemic has not materially affected our liquidity, financial results or business operations thus far. During the initial phase of the pandemic in the early part of the second quarter of 2020, we experienced temporary delays in certain projects primarily related to governmental stay-at-home orders in place at that time and the reactions of certain customers to those orders, specifically in our residential end-markets. Later in 2020 and continuing through 2021, most states started gradually resuming their normal economic activities, and as a result, there was some correction in these initial trends in the residential housing market.

    Since the onset of the COVID-19 pandemic, we have focused on protecting the health and safety of our team members while maintaining our operations, which have been deemed essential under relevant pandemic-related government regulations, and continuing to meet our customers’ needs. Although a small number of our team members have tested positive for COVID-19, and we encountered temporary closures of a small number of our manufacturing facilities due to such cases or due to government mandate, these events have not had a significant impact on our operations or our ability to serve our customers' needs. We are, however, utilizing the option under the CARES Act to defer the employer portion of the social security taxes that would otherwise have been due in 2020, but was delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.

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

Quikrete Merger Agreement

On February 19, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Quikrete Holdings, Inc. and one of its wholly-owned subsidiaries. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Quikrete’s subsidiary will merge with and into the Company with the Company surviving the Merger as a wholly-owned subsidiary of Quikrete. At the effective time of the Merger, subject to limited exceptions, each issued and outstanding share of Forterra common stock will be automatically canceled and converted into the right to receive $24.00 in cash, without interest, subject to deduction for any required withholding tax. Outstanding Company equity awards will be converted into Merger consideration as provided for in the Merger Agreement. We incurred transaction costs of approximately $3 million in the three months ended March 31, 2021 in connection with the negotiation and execution of the Merger Agreement.

See Item 7, Management's Discussion and Analysis in the 2020 10-K for a more fulsome description of the Merger, the Merger Agreement and its terms and expected impact on our business.

Principal Factors Affecting Our Results of Operations

    Our financial performance and results of operations are influenced by a variety of factors, including conditions in the residential, non-residential and infrastructure construction markets, general economic conditions, changes in cost of goods sold, availability and cost of raw materials in select markets, specifically Texas, and seasonality and weather conditions. In addition to the Merger, some of the more important factors are discussed in the 2020 10-K, to which there were no material changes during the period covered by this report, with the exception of the impacts of the COVID-19 pandemic, which are discussed above.

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

Selling, General and Administrative Expenses

    Selling, general and administrative expenses include expenses for sales, marketing, legal, accounting and finance services, human resources, customer support, treasury and other general corporate services. Selling, general and administrative expenses also include transaction costs directly related to the Merger and any business combinations or disposition and other costs incurred with respect to cost savings initiatives.

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

Earnings from Equity Method Investee

    Earnings from equity method investee represents our share of the income of the CP&P joint venture. CP&P is engaged primarily in the manufacture, marketing, sale and distribution of concrete pipe and precast products in Virginia, West Virginia, Maryland, North Carolina, Pennsylvania and South Carolina with sales to contiguous states. See Note 6, Investment in Equity Method Investee, to the condensed consolidated financial statements for additional information on CP&P.

Income Tax Expense

    Income tax expense consists of federal, state, provincial, local and foreign taxes based on income in the jurisdictions in which we operate.

Capital Expenditures

    Under normal circumstances, our annual sustaining capital expenditures would average $45.0 million to $55.0 million. During the early part of 2020, as a precautionary measure in response to the COVID-19 pandemic and in order to preserve liquidity, we delayed some non-essential capital spending projects. As a result, total capital expenditures for 2020 were $34.0 million. We have since resumed many of these delayed projects and expect that they will get caught up during 2021, resulting in a slightly higher than average capital expenditure spend in the current year. Capital expenditures for the three months ended March 31, 2021 was $11.0 million, compared to $4.3 million for the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

    In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments. As of March 31, 2021, outstanding stand-by letters of credit amounted to $16.7 million.

Application of Critical Accounting Policies and Estimates

    The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accounting policies that we believe are critical to or require subjective and/or complex judgments that could potentially affect 2021 reported results are discussed in greater detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2020 10-K. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

Recent Accounting Guidance Adopted

    A summary of recent accounting pronouncements and our assessment of any expected impact of these pronouncements, if known, is included in Note 2 to the audited consolidated financial statements included the 2020 10-K and Note 2, Summary of significant accounting policies, to the condensed consolidated financial statements.

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

Interest Rate Risk

    Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. During March 2020, the Company entered into an interest rate swap transaction with a notional value of $400 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  We agreed to pay a fixed rate of interest of 1.08% and receive floating rate of interest indexed to one-month LIBOR, subject to a minimum of 1.00%, with monthly settlement terms with the swap counterparty. The swap has a 30-month term and expires on September 30, 2022. At March 31, 2021, we estimate that a 1% increase in the rates relating to our floating rate debt would increase annual interest requirements by approximately $5.5 million.

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

Foreign Currency Risk

    Approximately 5.8% of our net sales for the three months ended March 31, 2021, were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the three months ended March 31, 2021, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.2 million. This may differ from actual results depending on the levels of net sales outside of the U.S.

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

    At March 31, 2021, we had an individual customer within our Water Pipe & Products segment that accounted for more than 10% of total net sales for the three months ended March 31, 2021. The customer represented approximately 19% of our total net sales for the three months ended March 31, 2021, and amounts receivable from the customer at March 31, 2021 represented approximately 17% of our total receivables, net.

    The COVID-19 pandemic may increase our risk of, or exposure to, credit losses. See Note 2, Summary of significant accounting policies, to the condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2021.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the quarter ended March 31, 2021 to the risk factors previously disclosed in the 2020 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated February 19, 2021, by and among Quikrete Holdings, Inc., Jordan Merger Sub, Inc. and Forterra, Inc.	(a)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	*

104.1	Cover page interactive data file - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in Inline XBRL (included as Exhibit 101).	*

*	Filed herewith
^	Exhibit 32.1 shall not be deemed filed with the SEC, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(a)	Previously filed on February 22, 2021 as an exhibit to the Company's Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTERRA, INC.
(Registrant)

	/s/ Karl Watson, Jr.	April 29, 2021
By:	Karl Watson, Jr.
Chief Executive Officer
(Principal Executive Officer)

	/s/ Charles R. Brown, II	April 29, 2021
By:	Charles R. Brown, II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)