Form 10-Q
period 2021-06-30
Forterra, Inc.
filed 2021-07-29
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☒	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [☐] No [X]

There were 66,920,808 shares of common stock, par value $0.001 per share, of the registrant outstanding as of July 26, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FORTERRA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net sales	$492,800	$426,186	$860,914	$757,062
Cost of goods sold	373,228	320,607	659,078	592,741
Gross profit	119,572	105,579	201,836	164,321
Selling, general & administrative expenses	(56,257)	(53,283)	(111,301)	(107,523)
Impairment and exit charges	(65)	(265)	(474)	(1,089)
Other operating income (expense), net	384	(1,001)	12,503	(671)
	(55,938)	(54,549)	(99,272)	(109,283)
Income from operations	63,634	51,030	102,564	55,038

Other income (expense)
Interest expense	(19,074)	(19,702)	(37,420)	(40,447)
Gain on extinguishment of debt	—	116	—	66
Earnings from equity method investee	3,570	3,126	6,161	5,925
Income before income taxes	48,130	34,570	71,305	20,582
Income tax expense	(12,065)	(7,455)	(16,564)	(7,533)

Net income	$36,065	$27,115	$54,741	$13,049

Earnings per share:
Basic	$0.54	$0.42	$0.82	$0.20
Diluted	$0.52	$0.40	$0.79	$0.19
Weighted average common shares outstanding:
Basic	66,687	65,093	66,463	64,948
Diluted	69,511	67,191	69,475	67,458

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net income	$36,065	$27,115	$54,741	$13,049
Change in other postretirement benefit plans, net of tax	—	—	—	(681)
Foreign currency translation adjustment	944	2,437	1,603	(3,262)
Comprehensive income	$37,009	$29,552	$56,344	$9,106

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$34,171	$25,678
Receivables, net	309,055	227,948
Inventories	266,308	222,928
Prepaid expenses	9,937	7,967
Other current assets	3,152	2,022
Total current assets	622,623	486,543
Non-current assets
Property, plant and equipment, net	444,051	451,082
Operating lease right-of-use assets	54,003	54,379
Goodwill	509,528	509,127
Intangible assets, net	84,818	101,409
Investment in equity method investee	49,946	48,285
Other long-term assets	1,844	4,987
Total assets	$1,766,813	$1,655,812

LIABILITIES AND EQUITY
Current liabilities
Trade payables	$174,955	$134,144
Accrued liabilities	115,647	115,693
Deferred revenue	7,581	8,220
Current portion of long-term debt	12,510	12,510
Current portion of tax receivable agreement	8,333	8,333
Total current liabilities	319,026	278,900
Non-current liabilities
Long-term debt	900,699	887,511
Long-term finance lease liabilities	142,303	142,195
Long-term operating lease liabilities	51,017	50,943
Deferred tax liabilities	10,688	9,671
Other long-term liabilities	31,788	36,918
Long-term tax receivable agreement	55,907	55,907
Total liabilities	1,511,428	1,462,045
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.001 par value, 190,000 shares authorized; 66,921 and 65,981 shares issued and outstanding	19	19
Additional paid-in-capital	257,853	252,579
Accumulated other comprehensive loss	(5,353)	(6,956)
Retained earnings (deficit)	2,866	(51,875)
Total shareholders' equity	255,385	193,767
Total liabilities and shareholders' equity	$1,766,813	$1,655,812

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders' Equity

Balance at December 31, 2020	65,980,787	$19	$252,579	$(6,956)	$(51,875)	$193,767
Share-based compensation expense	—	—	2,784	—	—	2,784
Stock-based plan activity	674,896	—	(856)	—	—	(856)
Comprehensive income:
Net income	—	—	—	—	18,676	18,676
Foreign currency translation adjustment	—	—	—	659	—	659
Balance at March 31, 2021	66,655,683	19	254,507	(6,297)	(33,199)	215,030
Share-based compensation expense	—	—	2,054	—	—	2,054
Stock-based plan activity	265,125	—	1,292	—	—	1,292
Comprehensive income:
Net income	—	—	—	—	36,065	36,065
Foreign currency translation adjustment	—	—	—	944	—	944
Balance at June 30, 2021	66,920,808	$19	$257,853	$(5,353)	$2,866	$255,385

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders' Equity

Balance at December 31, 2019	64,740,667	$19	$244,372	$(7,063)	$(116,361)	$120,967
Share-based compensation expense	—	—	2,864	—	—	2,864
Stock-based plan activity	336,752	—	(194)	—	—	(194)
Comprehensive loss:
Net loss	—	—	—	—	(14,066)	(14,066)
Change in other postretirement benefit plans, net of tax	—	—	—	(681)	—	(681)
Foreign currency translation adjustment	—	—	—	(5,699)	—	(5,699)
Balance at March 31, 2020	65,077,419	19	247,042	(13,443)	(130,427)	103,191
Share-based compensation expense	—	—	2,607	—	—	2,607
Stock-based plan activity	133,488	—	46	—	—	46
Comprehensive income:
Net income	—	—	—	—	27,115	27,115
Foreign currency translation adjustment	—	—	—	2,437	—	2,437
Balance at June 30, 2020	65,210,907	$19	$249,695	$(11,006)	$(103,312)	$135,396

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)
Net income	$54,741	$13,049
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization expense	41,015	44,907
(Gain) loss on disposal of property, plant and equipment	(10,905)	1,353
Gain on extinguishment of debt	—	(66)
Amortization of debt discount and issuance costs	2,462	3,730
Stock-based compensation expense	4,838	5,471
Impairment charges	382	—
Write-off of debt discount and issuance costs	—	376
Earnings from equity method investee	(6,161)	(5,925)
Distributions from equity method investee	4,500	4,500
Unrealized (gain) loss on derivative instruments, net	(204)	921
Unrealized foreign currency (gain) loss, net	(46)	212
Provision for doubtful accounts	770	80
Deferred taxes	1,017	1,816
Other non-cash items	1,135	2,088
Change in assets and liabilities:
Receivables, net	(81,490)	(66,160)
Inventories	(43,080)	(945)
Other current assets	(3,063)	2,435
Accounts payable and accrued liabilities	37,615	27,950
Other assets and liabilities	(5,481)	4,447
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,955)	40,239

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, and intangible assets	(24,037)	(9,054)
Proceeds from sale of fixed assets	20,371	10,590
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,666)	1,536

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of debt issuance costs	—	(1,734)
Repayments of term loans	(6,254)	(21,368)
Proceeds from revolver	40,000	180,000
Repayments of revolver	(20,000)	(180,000)
Proceeds from issuance of common stock	3,063	—
Other financing activities	(3,087)	(454)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,722	(23,556)
Effect of exchange rate changes on cash	392	(513)
Net change in cash and cash equivalents	8,493	17,706
Cash and cash equivalents, beginning of period	25,678	34,800
Cash and cash equivalents, end of period	$34,171	$52,506

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$33,455	$33,134
Income taxes paid (refunds received), net	13,278	(241)
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

    The condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive income, cash flows and equity for the periods presented herein reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results of the periods shown. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

    The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Seasonal changes and other conditions can affect the sales volumes of the Company's products. The financial results for any interim period do not necessarily indicate the expected results for the year.

    These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 as provided in Forterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 (the “2020 10-K”). The Company has continued to follow the accounting policies set forth in those financial statements, except as supplemented and documented below. Certain prior year numbers were reclassified to conform with current year presentation. Such reclassification had no impact on the previously reported results of operations. See Note 17, Segment reporting, for further detail.

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

    Certain accounting matters that generally require consideration of forecasted financial information were assessed in light of the impact from the coronavirus disease ("COVID-19") pandemic. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts, inventory reserves, goodwill impairment, impairment of property and equipment and valuation allowances for tax assets. While the

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

assessments resulted in no material impacts to the Company’s condensed consolidated financial statements as of and for the six months ended June 30, 2021, the Company believes the full impact of the COVID-19 outbreak remains uncertain and will continue to assess if ongoing developments related to the outbreak may cause future material impacts to its consolidated financial statements.

Concentration of Credit Risk

    The Company had an individual customer within its Water Pipe & Products segment that accounted for approximately 20% and 15% of the Company's total net sales for the six months ended June 30, 2021 and 2020, respectively, and receivables at June 30, 2021 and December 31, 2020 representing 20% and 16% of the Company's total receivables, net, respectively.

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

Each party’s obligation to consummate the Merger is subject to certain conditions, including, among others: (i) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) the absence of any order issued by any court of competent jurisdiction, other legal restraint or prohibition or any law enacted or deemed applicable by a governmental entity that prohibits or makes illegal the consummation of the Merger; (iii) the passing of twenty (20) days from the date on which the Company mails to the Company’s stockholders the definitive information statement regarding the stockholder approval of the Merger by written consent; (iv) subject to certain qualifications, the accuracy of representations and warranties of the other party set forth in the Merger Agreement; and (v) the performance by the other party in all material respects of its obligations under the Merger Agreement. Parent’s obligation to consummate the Merger is also conditioned on, among other things, the absence of any Material Adverse Effect (as defined in the Merger Agreement).

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

Transaction costs

    For the three and six months ended June 30, 2021, the Company recognized aggregate transaction costs, including legal, accounting, valuation, and advisory fees, specific to the Merger of $1.9 million and $4.9 million, respectively. These costs are recorded in the condensed consolidated statements of operations within selling, general & administrative expenses.

4. Receivables, net

    Receivables consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Trade receivables	$292,685	$195,997
Amounts billed but not yet paid under retainage provisions	2,690	4,022
Other receivables	15,418	29,026
Total receivables	310,793	229,045
Less: Allowance for doubtful accounts	(1,738)	(1,097)
Receivables, net	$309,055	$227,948

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

5. Inventories

    Inventories consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Finished goods	$170,243	$145,872
Raw materials	95,293	76,322
Work in process	772	734
Total inventories	$266,308	$222,928

6. Investment in equity method investee

    The Company owns 50% of the Common Unit voting shares of Concrete Pipe & Precast LLC ("CP&P") and consequently, has recorded its investment in the Common Unit voting shares in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under the equity method of accounting.

    The Company's investment in the joint venture was $49.9 million at June 30, 2021, which is included within the Drainage Pipe & Products segment. At June 30, 2021, the difference between the amount at which the Company's investment is carried and the amount of the Company's share of the underlying equity in net assets of CP&P was approximately $12.9 million. The basis difference is primarily attributed to the value of land and equity method goodwill associated with the investment.

    The following reflects the Company's distribution and earnings in the equity investment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Distribution received from CP&P	$(3,000)	$(2,900)	$(4,500)	$(4,500)
Share of earnings in CP&P	3,589	3,146	6,197	5,961
Amortization of excess fair value of investment	(18)	(18)	(36)	(36)

    Selected financial data for CP&P on a 100% basis is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$46,701	$40,427	$83,956	$79,519
Gross profit	12,130	10,933	21,780	21,470
Income from operations	7,181	6,259	12,154	11,879
Net income	7,117	6,209	12,025	11,767

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Property, plant and equipment, net

    Property, plant and equipment, net, consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Machinery and equipment	$428,145	$410,436
Land, buildings and improvements	234,476	234,251
Other equipment	13,291	12,633
Construction-in-progress	21,503	26,073
Total property, plant and equipment	697,415	683,393
Less: accumulated depreciation	(253,364)	(232,311)
Property, plant and equipment, net	$444,051	$451,082

    Depreciation expense totaled $12.2 million and $24.4 million for the three and six months ended June 30, 2021, respectively, and $12.1 million and $24.3 million for the three and six months ended June 30, 2020, respectively, which is included in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

8. Goodwill and other intangible assets, net

    The Company has recorded goodwill in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the six months ended June 30, 2021 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2020	$190,767	$318,360	$509,127
Foreign currency and other adjustments	401	—	401
Balance at June 30, 2021	$191,168	$318,360	$509,528

    Intangible assets other than goodwill at June 30, 2021 and December 31, 2020 included the following (in thousands):

	Net carrying value as of June 30, 2021	Net carrying value as of December 31, 2020
Customer relationships	$58,566	$70,503
Trade names	12,754	14,935
Patents	4,009	5,029
Non-compete agreements	3,736	4,962
Developed technology	5,420	5,606
Other	333	374
Total intangible assets	$84,818	$101,409

    Amortization expense totaled $8.3 million and $16.6 million for the three and six months ended June 30, 2021, respectively, and $10.3 million and $20.6 million for the three and six months ended June 30, 2020, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. All of the Company's intangible assets are amortizable.

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
    The estimated carrying amount and fair value of the Company’s financial instruments measured and recorded at fair value on a recurring basis are as follows for the dates indicated (in thousands):

	Fair value measurements at June 30, 2021 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value June 30, 2021
Liabilities:
Derivative liability	$—	$367	$—	$367

	Fair value measurements at December 31, 2020 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2020
Liabilities:
Derivative liability	$—	$572	$—	$572

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

    The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at June 30, 2021 using
	Carrying Amount June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value June 30, 2021
Liabilities:
Term Loan	$402,982	$—	$409,123	$—	$409,123
Senior Secured Notes	492,912	—	539,680	—	539,680
Tax receivable agreement payable	64,240	—	—	42,237	42,237

		Fair value measurements at December 31, 2020 using
	Carrying Amount December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2020
Liabilities:
Term Loan	$407,978	$—	$415,386	$—	$415,386
Senior Secured Notes	492,043	—	539,760	—	539,760
Tax receivable agreement payable	64,240	—	—	40,586	40,586

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

10.    Accrued liabilities

    Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued payroll and employee benefits	$48,882	$49,434
Short-term finance leases	17,817	17,009
Short-term operating leases	7,885	7,448
Accrued taxes	16,134	13,642
Warranty	3,877	7,069
Accrued rebates	12,810	11,649
Other miscellaneous accrued liabilities	8,242	9,442
Total accrued liabilities	$115,647	$115,693

11. Debt and deferred financing costs

    The Company’s debt consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Term Loan, net of debt issuance costs and original issuance discount of $5,630 and $6,889, respectively	$402,982	$407,978
Senior Secured Notes, net of debt issuance costs and original issuance discount of $7,088 and $7,957, respectively	492,912	492,043
Revolver, net of debt issuance costs of $2,685	17,315	—
Total debt	$913,209	$900,021
Less: current portion debt	(12,510)	(12,510)
Total long-term debt	$900,699	$887,511

As of June 30, 2021, Forterra had $20 million borrowings under its $350 million asset based revolving credit facility under its ABL Credit Agreement dated October 25, 2016 (the “ABL Credit Agreement”) for working capital and general corporate purposes (“Revolver”), $408.6 million outstanding under its senior term loan facility (“Term Loan”) and $500 million senior secured notes due 2025 (the “Notes”).

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

    The Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest accrues on outstanding borrowings thereunder at a rate equal to adjusted LIBOR (with a floor of 1.0%) or an alternate base rate (the base rate, which is the highest of the then current federal funds rate plus 0.50%, the prime rate most recently announced by the administrative agent under the Term Loan, and the one-month adjusted LIBOR plus 1.00%), in each case plus a margin of 3.00% or 2.00%, respectively. The weighted average interest rates for the Term Loan were 4.0%, 4.0%, 4.0% and 4.3% for the three and six months ended June 30, 2021 and June 30, 2020, respectively.

    During the six months ended June 30, 2020, the Company repurchased $15.5 million of the Term Loan before its maturity at a market value of $15.1 million. Consequently, the Company wrote off a proportionate share of debt issuance costs of $0.3 million and recognized a net gain of $0.1 million on the early extinguishment of debt which was included in the condensed consolidated statements of operation.

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

Subject to the conditions set forth in the ABL Credit Agreement, as amended, the Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations. The advance rates for accounts receivable and inventory are subject to increase by 2.5% during certain periods. As of June 30, 2021 and December 31, 2020 the Company had $20.0 million and no outstanding borrowings, respectively, under the Revolver. The weighted average interest rates for the borrowings under the Revolver were 2.75%, 2.75%, 1.98% and 2.00% for the three and six months ended June 30, 2021 and June 30, 2020, respectively.

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

    In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total Revolver. Availability under the Revolver, based on draws, outstanding letters of credit of $18.8 million, as well as allowable borrowing base as of June 30, 2021, was $301.4 million.

    The Revolver contains customary representations and warranties, and affirmative and negative covenants, including representations, warranties, and covenants that, among other things, restrict the ability of

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Forterra and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The Revolver contains a financial covenant restricting Forterra from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the Revolver falls below a threshold set forth in the ABL Credit Agreement, as amended. Obligations under the Revolver may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization (“EBITDA’’) less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness).

    As of June 30, 2021, the Company was in compliance with all applicable covenants under the Revolver, the Term Loan, and the Notes.

    As of June 30, 2021, scheduled maturities of long-term debt were as follows (in thousands).

	Total	Term Loan	Notes	Revolver
2021	$6,255	$6,255	$—	$—
2022	12,510	12,510	—	—
2023	389,847	389,847	—	—
2024	—	—	—	—
2025	520,000	—	500,000	20,000
	$928,612	$408,612	$500,000	$20,000

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

    The Company elects to present all derivative assets and derivative liabilities on a net basis on its condensed consolidated balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At June 30, 2021 and December 31, 2020, the Company’s derivative instruments fall under an ISDA master netting agreement.

    The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	June 30, 2021
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$—	$—	$400,000	$367
Total derivatives, gross		—		367
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$—		$367

	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$—	$—	$400,000	$572
Total derivatives, gross		—		572
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$—		$572

The following table presents the effect of derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Derivatives not designated as hedges
Interest rate swaps
Gain (loss) on derivatives not designated as hedges included in interest expense	61	(174)	204	(921)

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Merger-Related Litigation

On March 24, 2021, Anand Choudhuri, a purported owner of Forterra common stock brought a lawsuit against the Company and each of the members of its Board of Directors in the U.S. District Court for the Southern District of New York (the "Choudhuri Action"). The plaintiff alleges, among other things, that the directors breached their fiduciary duties by entering into the Merger Agreement through an unfair process and for inadequate compensation, and that the Information Statement filed by the Company to explain the Merger to its stockholders (the "Merger Information Statement") omits material information related to the sales process, the Company’s financial projections, and Citigroup Global Markets Inc.’s (“Citi”) analysis of the proposed transaction reflected in the Merger Agreement, in violation of the federal securities laws and seeks to enjoin the Merger and/or damages in an unspecified amount.

On March 31, 2021, Christopher Jones, a purported owner of Forterra common stock brought a lawsuit against the Company and each of the members of its Board of Directors in the U.S. District Court for the District of Colorado (the "Jones Action"). The plaintiff alleges, among other things, that defendants violated federal

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

securities laws by failing to disclose certain information in the Merger Information Statement, the Company’s financial projections, and Citi's analysis of the proposed transaction reflected in the Merger Agreement and seeks to enjoin the Merger and/or damages in an unspecified amount.

On April 1, 2021, Adam Franchi, a purported owner of Forterra common stock brought a lawsuit against Forterra and individual members of the Board of Directors in the U.S. District Court for the District of Delaware (the "Franchi Action") (collectively, the Choudhuri Action, the Jones Action and the Franchi Action are the “Merger-Related Litigation”). The plaintiff in the Franchi Action alleges, among other things, that defendants violated federal securities laws by failing to disclose certain information in the Merger Information Statement, the Company’s financial projections, and Citi's analysis of the proposed transaction reflected in the Merger Agreement and seeks to enjoin the Merger and/or damages in an unspecified amount.

The Company filed supplemental disclosures relating to the Merger Information Statement which further explained the proposed transaction that is contemplated by the Merger Agreement. Following the supplemental disclosure filings, in late April 2021 each of the three cases was voluntarily dismissed by the applicable plaintiff, and it is expected that the plaintiffs in these actions may seek compensation for their expenses and attorneys' fees. Given the stage of the proceedings, the Company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Merger-Related Litigation.

In addition, certain stockholders have informed the Company that they will seek to exercise their appraisal rights under Delaware law with respect to their shares. No further action has been taken by these stockholders to date.

Long-term Incentive Plan

    Following the original acquisition of the Company's business by affiliates of Lone Star, Lone Star implemented a cash-based long term incentive plan (the “LTIP”) which entitles the participants in the LTIP to a potential cash payout upon a monetization event as defined by the LTIP. Potential monetization events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star reduces its ownership interest in the Company or successor entities of LSF9, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of June 30, 2021, no such monetization events that meet the required return for an LTIP payment have occurred, and therefore no amounts were accrued in the accompanying condensed consolidated balance sheets. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future monetization events. The timing and amount of such payments are unknown and are dependent upon future monetization events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the IPO, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered. It is expected that if the Merger is completed under the terms of the Merger Agreement, the Merger will constitute a Liquidity Event that will trigger certain payments under the terms of the LTIP.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

    For purposes of the TRA, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which any such related tax benefits remain. The Company accounts for potential payments under the TRA as a contingent liability, with amounts accrued when considered probable and reasonably estimable. The liability recorded by the Company for the TRA at June 30, 2021 and December 31, 2020 was $64.2 million and $64.2 million, respectively. The timing and amount of future tax benefits associated with the TRA are subject to change, and additional payments may be required which could be materially different from the current accrued liability. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing activity in the consolidated statement of cash flows. During the six months ended June 30, 2021, the Company made no payments on the TRA to Lone Star. It is expected that if the Merger is completed under the terms of the Merger Agreement, payments to Lone Star will continue to be made by the surviving entity under the Merger Agreement according to the terms of the TRA.

15. Earnings per share

    Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities include employee stock options and shares of restricted stock. Diluted EPS reflects the assumed exercise, vesting or conversion of all dilutive securities.

    The calculations of the basic and diluted EPS for the three and six months ended June 30, 2021 and 2020 are presented below (in thousands, except per share amounts):

	For the three months ended June 31,		For the six months ended June 30,
	2021	2020	2021	2020
Net income	$36,065	$27,115	$54,741	$13,049
Less: Earnings allocated to unvested restricted stock awards	—	22	—	12
Earnings available to common shareholders	$36,065	$27,093	$54,741	$13,037

Common stock:
Weighted average basic shares outstanding	66,687	65,093	66,463	64,948
Effect of dilutive securities	2,824	2,098	3,012	2,510
Weighted average diluted shares outstanding	69,511	67,191	69,475	67,458

Basic earnings per share:
Net income	$0.54	$0.42	$0.82	$0.20
Diluted earnings per share:
Net income	$0.52	$0.40	$0.79	$0.19

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

    The number of stock options and restricted shares that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the three months ended June 30, 2021 and June 30, 2020 and the six months ended June 30, 2021 and June 30, 2020 were none, 1,031,685, 154 and 758,409, respectively.

16. Income taxes

    The Company recorded income tax expense of $12.1 million and $16.6 million for the three and six months ended June 30, 2021, and $7.5 million and $7.5 million for the three and six months ended June 30, 2020.
    The income tax expense for the three months ended June 30, 2021 was calculated in accordance with FASB ASC 740 "Income Taxes" principles. The income tax expense for the three months ended June 30, 2021 differs from the expense computed at the federal statutory rate primarily due to the current period state income tax expense recorded in the period.

The income tax expense for the six months ended June 30, 2021 differs from the expense computed at the federal statutory rate primarily due to the current period state income tax expense on the current earnings, partially offset by the current period benefit related to equity compensation recorded during the period.

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

17. Segment reporting

    Segment information is presented in accordance with FASB ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in order to allocate resources and assess performance. The Company's Chief Executive Officer is its CODM. The Corporate and Other segment includes expenses related to certain executive salaries, interest costs related to the Company's credit agreements, acquisition-related costs, and other corporate costs that are not directly attributable to the Company's operating segments. The Company's segments follow the same accounting policies as the Company. During the year ended December 31, 2020, the Company moved its concrete and steel pressure pipe business from the Water Pipe & Products segment to the Drainage Pipe & Products segment to better align with how the CODM manages the businesses. The prior year period has been updated to conform with the re-segmentation, which resulted in an immaterial impact to the prior periods' segment information.

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

    The following tables set forth the disaggregation of revenue earned from contracts with customers based on the Company's reportable segments as well as other financial information attributable to the Company's reportable segments for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net sales:
Drainage Pipe & Products	$258,532	$238,906	$450,351	$415,332
Water Pipe & Products	234,268	187,280	410,563	341,730
Corporate and Other	—	—	—	—
Total	$492,800	$426,186	$860,914	$757,062

Depreciation and amortization:
Drainage Pipe & Products	$7,748	$8,456	$15,262	$16,902
Water Pipe & Products	12,138	13,337	24,467	27,015
Corporate and Other	667	613	1,286	990
Total	$20,553	$22,406	$41,015	$44,907

Segment EBITDA and reconciliation to income (loss) before income taxes:
Drainage Pipe & Products	$58,692	$54,618	$110,457	$81,062
Water Pipe & Products	49,305	42,513	80,394	64,995
Corporate and Other	(20,240)	(20,453)	(41,111)	(40,121)
Less: Interest expense	(19,074)	(19,702)	(37,420)	(40,447)
Depreciation and amortization	(20,553)	(22,406)	(41,015)	(44,907)
Income before income taxes	$48,130	$34,570	$71,305	$20,582

Capital expenditures:
Drainage Pipe & Products	$9,495	$2,366	$17,805	$5,396
Water Pipe & Products	3,281	1,942	5,195	3,123
Corporate and Other	756	223	2,922	362
Total	$13,532	$4,531	$25,922	$8,881

			June 30,	December 31,
			2021	2020
Total assets:
Drainage Pipe & Products			$886,468	$819,046
Water Pipe & Products			837,839	795,292
Corporate and Other			42,506	41,474
Total			$1,766,813	$1,655,812

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $3.6 million, $6.2 million, $3.1 million and $5.9 million for the three and six months ended June 30, 2021 and June 30, 2020, respectively, and with the following balances (in thousands):

	June 30,	December 31,
	2021	2020
Investment in equity method investee	$49,946	$48,285

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

Property, plant, and equipment, net:	June 30,	December 31,
	2021	2020
United States	$399,530	$409,338
Canada	36,441	33,250
Mexico	8,080	8,494
	$444,051	$451,082

Net sales:	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
United States	$465,018	$407,764	$811,921	$723,144
Canada	24,617	16,322	42,890	29,808
Mexico	3,165	2,100	6,103	4,110
	$492,800	$426,186	$860,914	$757,062

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

CP&P

    The Company sold certain goods and services to its joint venture, CP&P, including spare parts for repairs, and property rentals. For the six months ended June 30, 2021, Forterra sold $0.4 million of product to CP&P and purchased goods and services from CP&P for an amount of $0.1 million. For the six months ended June 30, 2020, Forterra sold $0.9 million of product to CP&P and purchased $0.6 million of goods and services from CP&P.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Master Builders Solutions US, LLC

    For the six months ended June 30, 2021, Forterra purchased goods from Master Builders Solutions US, LLC, an affiliate of Lone Star, for an amount of $0.4 million.

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

COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization and a National Emergency was declared by the President of the United States related to the rapidly growing outbreak of COVID-19. The pandemic has significantly impacted economic conditions in the United States, as federal, state, and local governments reacted to the public health crisis, creating significant uncertainties in the United States, as well as the global economy. In the interest of public health and safety, U.S. jurisdictions (national, state, and local) where our primary operations and those of many of our customers are located required mandatory business closures, capacity limitations, or other restrictions for those permitted to continue to operate or allowed to reopen since the initial shut-downs in March 2020. Despite these events and the related uncertainty, we continued to operate as an essential business under the government orders, and the COVID-19 pandemic has not materially and adversely affected our liquidity, financial results or business operations thus far. We did, however, utilize the option under the CARES Act to defer the employer portion of the social security taxes that would otherwise have been due in 2020, which was delayed with 50%, or approximately $5.5 million, due by December 31, 2021 and the remaining 50% by December 31, 2022.

Although our revenues have increased for the three and six months ended June 30, 2021, as compared to the prior year period, the situation is still rapidly changing and additional impacts to the business may arise that we are not aware of or may not anticipate currently, which could have an adverse impact on revenues, results of operations, and cash flows for the second half of and full 2021 fiscal year. We cannot predict whether, when, or the manner in which the conditions surrounding COVID-19 will change, including the ultimate duration and scope of the pandemic; the severity of the virus, including the emergence and spread of new variants; the impact of the COVID-19 vaccines, including the speed at which they are disseminated, the rate at which individuals choose to receive the vaccine (including our team members) and their effectiveness against the disease or new variants; the actions taken by governments to contain the virus or treat its impact; and how quickly and to what extent normal economic and operating conditions can resume. Due to the evolving situation, our business and future results of our operations could be impacted in ways that we are not able to predict currently. In addition, there is still considerable uncertainty in the U.S. economy, as well as the industry we are in, in particular due to the uncertainty of future funding of and demand in our infrastructure and municipal end-markets, as well as significantly increased costs of raw materials we purchase and the labor we employ.

Quikrete Merger Agreement

On February 19, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Quikrete Holdings, Inc. and one of its wholly-owned subsidiaries. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Quikrete’s subsidiary will merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Quikrete. At the effective time of the Merger, subject to limited exceptions, each issued and outstanding share of Forterra common stock will be automatically canceled and converted into the right to receive $24.00 in cash, without interest, subject to deduction for any required withholding tax. Outstanding Company equity awards will be converted into Merger consideration as provided for in the Merger Agreement. We incurred transaction costs of approximately $1.9 million and $4.9 million for the three and six months ended June 30, 2021, respectively, in connection with the Merger.

See Note 3, Mergers and dispositions, to the condensed consolidated financial statements and Item 7, Management's Discussion and Analysis in the 2020 10-K for a more fulsome description of the Merger, the Merger Agreement and its terms and expected impact on our business.

Barbour Concrete Acquisition

On July 1, 2021, we acquired the business of Barbour Concrete Company & Barbour Building Systems ("Barbour"), a manufacturer of precast concrete products used in drainage, stormwater, utility and other infrastructure applications. Based in Independence, Missouri, Barbour primarily serves the greater Kansas City metropolitan area. Forterra expects to continue operating the business as Barbour Concrete & Barbour Building Systems for the foreseeable future and believes this acquisition will gain it access to new opportunities for growth in the strong and expanding Kansas City infrastructure and residential markets.

Principal Factors Affecting Our Results of Operations

    Our financial performance and results of operations are influenced by a variety of factors, including conditions in the residential, non-residential and infrastructure construction markets, general economic conditions, availability of and significant inflation in the cost of raw materials and transportation, availability and cost of labor, seasonality and weather conditions. In addition to the Merger and the items discussed below, some of these other more important factors are discussed in the 2020 10-K, to which there were no material changes during the period covered by this report, with the exception of the impacts of the COVID-19 pandemic, which are discussed above.

During the first half of 2021, prices for certain of our raw material costs, including costs for scrap metal, steel, and cement, which have historically fluctuated depending on, among other things, overall market supply and demand and general business conditions, were negatively impacted by both global and industry-wide supply chain disruptions, resulting in increases to our costs of goods sold and disruption in supply for some materials in certain of our areas. In addition, we have experienced rising costs and difficulty in obtaining labor across many of our facilities. In response, we have implemented a combination of price increases and productivity initiatives aimed at mitigating the impact of these events and other inflationary pressures. We expect these macroeconomic inflationary pressures will continue to impact our cost of goods sold for the remainder of fiscal 2021 and that the combination of our price increases and productivity initiatives will mitigate these costs later in the year. See Item 1A. Risk Factors in the 2020 10-K regarding specific risks on supply chain and labor disruptions.

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

Selling, General and Administrative Expenses

    Selling, general and administrative expenses include expenses for sales, marketing, legal, accounting and finance services, human resources, customer support, treasury and other general corporate services. Selling, general and administrative expenses also include transaction costs directly related to the Merger and any other business combinations or disposition and other costs incurred with respect to cost savings initiatives.

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

Results of Operations

Three Months Ended June 30, 2021 as Compared to Three Months Ended June 30, 2020

Total Company

The following table summarizes certain financial information relating to our operating results for the three months ended June 30, 2021 and June 30, 2020 (in thousands).

Statements of Income Data:	Three months ended June 30, 2021	Three months ended June 30, 2020	% Change

Net sales	$492,800	$426,186	15.6%
Cost of goods sold	373,228	320,607	16.4%
Gross profit	119,572	105,579	13.3%
Selling, general and administrative expenses	(56,257)	(53,283)	5.6%
Impairment and exit charges	(65)	(265)	(75.5)%
Other operating income, net	384	(1,001)	*
	(55,938)	(54,549)	2.5%
Income from operations	63,634	51,030	24.7%
Other income (expenses)
Interest expense	(19,074)	(19,702)	(3.2)%
Loss on extinguishment of debt	—	116	*
Earnings from equity method investee	3,570	3,126	14.2%
Income before income taxes	48,130	34,570	39.2%
Income tax expense	(12,065)	(7,455)	61.8%
Net income	$36,065	$27,115	33.0%
* Represents positive or negative change in excess of 100%

Net Sales

Net sales for the three months ended June 30, 2021 were $492.8 million, an increase of $66.6 million, or 15.6%, from $426.2 million in the three months ended June 30, 2020. The increase in sales was the combination of a $47.0 million increase in the Water Pipe & Products segment driven by both higher shipment volumes and higher average selling prices, and a $19.6 million increase in the Drainage Pipe & Products segment compared to prior year, primarily due to higher shipment volumes.

Cost of Goods Sold

    Cost of goods sold were $373.2 million for the three months ended June 30, 2021, an increase of $52.6 million, or 16.4%, from $320.6 million in the three months ended June 30, 2020. The increase in cost of goods sold was the combination of a $39.4 million increase in the Water Pipe & Products segment and a $13.2 million increase in the Drainage Pipe & Products segment compared to prior year. These increases were primarily driven by higher shipment volumes, coupled with higher raw material costs in both segments.

Gross Profit

    Gross profit was $119.6 million for the three months ended June 30, 2021, an increase of $14.0 million, or 13.3%, from $105.6 million in the three months ended June 30, 2020. The increase was the combination of a $7.6 million increase in the Water Pipe & Products segment primarily due to higher shipment volumes and higher average selling prices, partially offset by higher raw material costs; and a $6.4 million increase in the Drainage Pipe & Products segment primarily due to higher shipment volumes.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses were $56.3 million for the three months ended June 30, 2021, a slight increase of $3.0 million, or 5.6%, from $53.3 million in the three months ended June 30, 2020. The slight increase was primarily due to higher annual bonus accruals in 2021 as compared to 2020.

Other Operating Income, Net

    Other operating income in the three months ended June 30, 2021 was $0.4 million, an increase of $1.4 million, from an other operating loss of $1.0 million in the three months ended June 30, 2020. The prior quarter loss of $1.0 million was primarily due to asset sales that did not reoccur this quarter.
Interest Expense

    Interest expense for the three months ended June 30, 2021 was $19.1 million, a decrease of $0.6 million or 3.2% from $19.7 million in the three months ended June 30, 2020. The decrease in interest expense was the net effect of a $3.1 million decrease primarily due to lower outstanding debt balances in the three months ended June 30, 2021 compared to prior year; the absence of a $0.6 million write-off of deferred debt issuance cost that was recorded in last year but did not recur in current year; partially offset by $3.1 million incremental interest expense from the $500 million senior secured notes at a higher rate as compared to the debt it was used to retire in July 2020.

Income Tax Expense

    Income tax expense in the three months ended June 30, 2021 was $12.1 million, an increase of $4.6 million from $7.5 million in the three months ended June 30, 2020. The change is primarily due to the higher federal and state tax expense based on the greater pretax income during the three months ended June 30, 2021, releases to the federal and state valuation allowance during the period ended June 30, 2020 that did not reoccur in 2021, partially offset with the current period benefits related to equity compensation.

Segments

	For the three months ended June 30,
(in thousands)	2021	2020(2)	% Change
Net sales:
Drainage Pipe & Products	$258,532	$238,906	8.2%
Water Pipe & Products	234,268	187,280	25.1%
Corporate and Other	—	—	*
Total	$492,800	$426,186	15.6%

Gross profit (loss):
Drainage Pipe & Products	66,333	59,948	10.7%
Water Pipe & Products	53,241	45,630	16.7%
Corporate and Other	(2)	1	*
Total	$119,572	$105,579	13.3%

Segment EBITDA(1):
Drainage Pipe & Products	58,692	54,618	7.5%
Water Pipe & Products	49,305	42,513	16.0%
Corporate and Other	(20,240)	(20,453)	(1.0)%

Key Operational Statistics	% Change
Drainage Pipe & Products(3)
Shipment Volumes	+13%
Average Selling Prices	-2%
Water Pipe & Products(4)
Shipment Volumes	+18%
Average Selling Prices	+7%

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
(3)     Operational statistics only pertain to pipe and precast products and do not include other services, non-volume-based products, or non-core products. Pipe and precast products revenue accounted for more than 85% of Drainage segment revenue.
(4)     Operational statistics only pertain to ductile iron pipe products and do not include other services, non-volume-based products, or non-core products. Ductile iron pipe products revenue accounted for more than 85% of Water segment revenue.

*    Represents positive or negative change in excess of 100%.

Drainage Pipe & Products

Net Sales

Net sales in the three months ended June 30, 2021 were $258.5 million, an increase of $19.6 million, or 8.2%, compared to $238.9 million in the three months ended June 30, 2020. The increase was the net effect of a $27.6 million increase due to higher shipment volumes of our pipe and precast products, and a $4.8 million decrease due to lower average selling prices of our pipe and precast products. Pipe and precast products accounted for more than 85% of Drainage Pipe & Products segment net sales.

Gross Profit

    Gross profit in the three months ended June 30, 2021 was $66.3 million, an increase of $6.4 million or 10.7% from $59.9 million in the three months ended June 30, 2020. The increase was primarily due to higher shipment volumes.

Water Pipe & Products

Net Sales

    Net sales in the three months ended June 30, 2021 was $234.3 million, an increase of $47.0 million or 25.1% from $187.3 million in the three months ended June 30, 2020. The increase was primarily the combination of a $27.7 million increase driven by higher shipment volumes of our ductile iron pipe products and a $13.3 million increase related to higher average selling prices of our ductile iron pipe products. Ductile iron pipe sales accounted for more than 85% of Water Pipe & Products segment net sales.

Gross Profit

    Gross profit in the three months ended June 30, 2021 was $53.2 million, an increase of $7.6 million, or 16.7% from $45.6 million in the three months ended June 30, 2020. The increase was primarily due to higher shipment volumes and higher average selling prices, partially offset by higher raw material costs.

Six Months Ended June 30, 2021 as Compared to Six Months Ended June 30, 2020

Total Company

    The following table summarizes certain financial information relating to our operating results for the six months ended June 30, 2021 and June 30, 2020 (in thousands).

Statements of Income Data:	Six months ended June 30, 2021	Six months ended June 30, 2020	% Change

Net sales	$860,914	$757,062	13.7%
Cost of goods sold	659,078	592,741	11.2%
Gross profit	201,836	164,321	22.8%
Selling, general and administrative expenses	(111,301)	(107,523)	3.5%
Impairment and exit charges	(474)	(1,089)	(56.5)%
Other operating income, net	12,503	(671)	*
	(99,272)	(109,283)	(9.2)%
Income from operations	102,564	55,038	86.4%
Other income (expenses)
Interest expense	(37,420)	(40,447)	(7.5)%
Loss on extinguishment of debt	—	66	*
Earnings from equity method investee	6,161	5,925	4.0%
Income before income taxes	71,305	20,582	*
Income tax expense	(16,564)	(7,533)	*
Net income	$54,741	$13,049	*
* Represents positive or negative change in excess of 100%

Net Sales

    Net sales for the six months ended June 30, 2021 were $860.9 million, an increase of $103.8 million, or 13.7%, from $757.1 million in the six months ended June 30, 2020. The increase in sales was the combination of a $68.8 million increase in the Water Pipe & Products segment primarily driven by both higher shipment volumes and higher average selling prices, and a $35.0 million increase in the Drainage Pipe & Products segment compared to prior year, primarily due to higher shipment volumes.

Cost of Goods Sold

    Cost of goods sold were $659.1 million for the six months ended June 30, 2021, an increase of $66.4 million, or 11.2%, from $592.7 million in the six months ended June 30, 2020. The increase in cost of goods sold was the combination of a $52.0 million increase in the Water Pipe & Products segment primarily driven by both higher shipment volumes and higher raw material costs, and a $14.4 million increase in the Drainage Pipe & Products segment compared to prior year, primarily due to higher shipment volumes.

Gross Profit

    Gross profit was $201.8 million for the six months ended June 30, 2021, an increase of $37.5 million, or 22.8%, from $164.3 million in the six months ended June 30, 2020. The increase was the combination of a $20.6 million increase in the Drainage Pipe & Products segment primarily due to higher shipment volumes, and a $16.9 million increase in the Water Pipe & Products segment primarily due to higher shipment volumes and higher average selling prices, which more than offset the increase in raw material costs.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses were $111.3 million for the six months ended June 30, 2021, a slight increase of $3.8 million, or 3.5%, from $107.5 million in the six months ended June 30, 2020. The slight increase was primarily due to higher annual bonus accruals in 2021 as compared to 2020.

Other Operating Income, Net

    Other operating income in the six months ended June 30, 2021 was $12.5 million, an increase of $13.2 million, from an other operating loss of $0.7 million in the six months ended June 30, 2020. The increase in 2021 was primarily driven by $10.9 million gains on asset sales as we continue optimizing our asset portfolio and disposing of idle properties.

Interest Expense

    Interest expense for the six months ended June 30, 2021 was $37.4 million, a decrease of $3.0 million or 7.5% from $40.4 million in the six months ended June 30, 2020. The decrease in interest expenses was the net effect of a $6.9 million decrease primarily due to both lower LIBOR and lower outstanding debt balances in the six months ended June 30, 2021 compared to prior year; a $0.8 million decrease in loss on derivatives related to our interest rate hedge; the absence of a $0.7 million write-off of deferred debt issuance cost that was recorded in last year but did not recur in current year; partially offset by $5.4 million incremental interest expense from the $500 million senior secured notes at a higher rate as compared to the debt it was used to retire in July 2020.

Income Tax Expense

    Income tax expense in the six months ended June 30, 2021 was $16.6 million, an increase of $9.1 million from $7.5 million in the six months ended June 30, 2020. The change is primarily due to the higher federal and state tax expense based on the greater pretax income during the six months ended June 30, 2021, partially offset by the valuation allowance movement in 2020 that did not reoccur in 2021 and the current period benefit related to equity compensation.

Segments

	For the six months ended June 30,
(in thousands)	2021	2020(2)	% Change
Net sales:
Drainage Pipe & Products	$450,351	$415,332	8.4%
Water Pipe & Products	410,563	341,730	20.1%
Corporate and Other	—	—	*
Total	$860,914	$757,062	13.7%

Gross profit (loss):
Drainage Pipe & Products	113,310	92,656	22.3%
Water Pipe & Products	88,536	71,637	23.6%
Corporate and Other	(10)	28	*
Total	$201,836	$164,321	22.8%

Segment EBITDA(1):
Drainage Pipe & Products	110,457	81,062	36.3%
Water Pipe & Products	80,394	64,995	23.7%
Corporate and Other	(41,111)	(40,121)	2.5%

Key Operational Statistics	% Change
Drainage Pipe & Products (3)
Shipment Volumes	+11%
Average Selling Prices	-1%
Water Pipe & Products (4)
Shipment Volumes	+12%
Average Selling Prices	+9%

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
(3)     Operational statistics only pertain to pipe and precast products and do not include other services, non-volume-based products, or non-core products. Pipe and precast products revenue accounted for more than 85% of Drainage segment revenue.
(4)     Operational statistics only pertain to ductile iron pipe products and do not include other services, non-volume-based products, or non-core products. Ductile iron pipe products revenue accounted for more than 85% of Water segment revenue.

*    Represents positive or negative change in excess of 100%.

Drainage Pipe & Products

Net Sales

Net sales in the six months ended June 30, 2021 were $450.4 million, an increase of $35.1 million, or 8.4%, compared to $415.3 million in the six months ended June 30, 2020. The increase was mostly driven by higher shipment volumes while average selling prices remained relatively flat.

Gross Profit

    Gross profit in the six months ended June 30, 2021 was $113.3 million, an increase of $20.6 million or 22.3% from $92.7 million in the six months ended June 30, 2020. The increase was primarily due to higher shipment volumes.

Water Pipe & Products

Net Sales

    Net sales in the six months ended June 30, 2021 was $410.6 million, an increase of $68.9 million or 20.1% from $341.7 million in the six months ended June 30, 2020. The increase was primarily the combination of a $34.6 million increase driven by higher shipment volumes of our ductile iron pipe products and a $29.1 million increase related to higher average selling prices of our ductile iron pipe products. Ductile iron pipe sales accounted for more than 85% of Water Pipe & Products segment net sales.

Gross Profit

    Gross profit in the six months ended June 30, 2021 was $88.5 million, an increase of $16.9 million, or 23.6% from $71.6 million in the six months ended June 30, 2020. The increase was primarily due to higher shipment volumes and higher average selling prices, partially offset by higher raw material costs.

Liquidity and Capital Resources

    Our available cash and cash equivalents, borrowing availability under our $350.0 million Revolver, and funds generated from operations are our most significant sources of liquidity. While we believe these sources will be sufficient to finance our working capital requirements, planned capital expenditures that are essential, debt service obligations and other cash requirements for at least the next 12 months, our future liquidity will depend in part upon our operating performance, which will be affected by prevailing economic conditions, including those related to the COVID-19 pandemic, and financial, business and other factors, some of which are beyond our control. See Item 1A, Risk Factors, in the 2020 10-K.
    As of June 30, 2021 and December 31, 2020, we had approximately $34.2 million and $25.7 million of cash and cash equivalents, respectively, of which $11.5 million and $12.5 million, respectively, were held by foreign subsidiaries. All of the cash and cash equivalents as of June 30, 2021 and December 31, 2020 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.

    We have a tax receivable agreement with Lone Star that provides for the payment by us to Lone Star of specified amounts in respect of any cash savings as a result of the utilization of certain tax benefits. The actual utilization of the relevant tax benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. However, we expect that the payments we make under the tax receivable agreement could be substantial. The tax receivable agreement also includes provisions which restrict the incurrence of debt and that require that we make an accelerated payment to Lone Star equal to the present value of all future payments due under the tax receivable agreement, in each case under certain circumstances. Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. See Note 14, Commitments and contingencies, to the condensed consolidated financial statements for additional information regarding the tax receivable agreement. Our forecasted payments under the tax receivable agreement in 2021, pertaining to the 2020 tax year, are expected to be in the range of $7 million to $9 million. We expect that future annual payments under the tax receivable agreement will decline each year in accordance with our tax basis depreciation and amortization schedule unless future unplanned transactions result in an acceleration of our tax benefits under the agreement. It is expected that if the Quikrete Merger is completed under the terms of the Merger Agreement, payments to Lone Star will continue to be made by the surviving entity under the Merger Agreement according to the terms of the TRA.

    During the six months ended June 30, 2021, we borrowed $40 million under our $350 million Revolver to fund seasonal working capital needs, and repaid $20 million. As of June 30, 2021, we had $408.6 million outstanding balance under our senior term loan as amended, or the Term Loan, and $20 million borrowings outstanding under the Revolver. Availability under the Revolver, based on draws, outstanding letters of credit of $18.8 million, as well as allowable borrowing base as of June 30, 2021, was $301.4 million.

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

    The Revolver and the Term Loan contain customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict our ability to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The Revolver contains a financial covenant restricting us from allowing our fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the Revolver falls below a threshold. The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization, less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness). The Term Loan does not contain any financial covenants. Obligations under the Revolver and the Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). As of June 30, 2021, we were in compliance with all applicable covenants under the Revolver and the Term Loan.

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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows (in thousands):

	Parent - Forterra, Inc. and Subsidiary Guarantors

	June 30, 2021	December 31, 2020
Current assets	$570,775	$443,839
Intercompany payable to non-guarantor subsidiaries	5,627	8,384
Non-current assets	1,087,009	1,115,191
Current liabilities	305,185	267,672
Non-current liabilities	1,184,581	1,176,492

	Parent - Forterra, Inc. and Subsidiary Guarantors

	Six months ended June 30, 2021	Year ended December 31, 2020
Net sales	$811,921	$1,514,556
Gross profit	181,048	347,854
Income before taxes	57,718	58,880
Net income	43,881	52,273

Cash Flow Information

    The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented (in thousands):

	For the six months ended
	June 30, 2021	June 30, 2020
Statement of Cash Flows data:
Net cash provided by (used in) operating activities	$(1,955)	$40,239
Net cash provided by (used in) investing activities	(3,666)	1,536
Net cash provided by (used in) financing activities	13,722	(23,556)

Net Cash Provided by (Used in) Operating Activities

    Net cash used in operating activities was $2.0 million in the six months ended June 30, 2021, compared to net cash provided by operating activities of $40.2 million in the six months ended June 30, 2020. Changes between the periods are primarily due to the timing of settlements of our receivables and payables.

Net Cash Provided by (Used in) Investing Activities

    Net cash used in investing activities was $3.7 million in the six months ended June 30, 2021, due to $24.0 million of capital expenditures, partially offset by $20.3 million proceeds from sale of fixed assets. Net cash provided by investing activities was $1.5 million in the six months ended June 30, 2020 due to $10.6 million proceeds from sale of fixed assets, partially offset by $9.1 million of capital expenditures.

Net Cash Provided by (Used in) Financing Activities

    Net cash provided by financing activities was $13.7 million in the six months ended June 30, 2021 primarily due to $20.0 million net borrowings under our Revolver, partially offset by $6.3 million repayments of principal on the Term Loan. Net cash used in financing activities was $23.6 million for the six months ended June 30, 2020 primarily due to $21.3 million repayments of principal on the Term Loan.

Capital Expenditures

    Under normal circumstances, our annual sustaining capital expenditures would average $45.0 million to $55.0 million. During the early part of 2020, as a precautionary measure in response to the COVID-19 pandemic and in order to preserve liquidity, we delayed some non-essential capital spending projects. As a result, total capital expenditures for 2020 were $34.0 million. We have since resumed many of these delayed projects and expect that they will get caught up during 2021, resulting in a slightly higher than average capital expenditure spend in the current year. Capital expenditures for the six months ended June 30, 2021 were $24.0 million, compared to $9.1 million for the six months ended June 30, 2020.

Off-Balance Sheet Arrangements

    In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments. As of June 30, 2021, outstanding stand-by letters of credit amounted to $18.8 million.

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

Recent Accounting Guidance Adopted

    A summary of recent accounting pronouncements and our assessment of any expected impact of these pronouncements, if known, is included in Note 2 to the audited consolidated financial statements in the 2020 10-K and Note 2, Summary of significant accounting policies, to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates and commodity price risk associated with our input costs. We utilize derivative instruments to manage selected foreign exchange and interest rate exposures. See Note 12, Derivatives and hedging, to the condensed consolidated financial statements.

Interest Rate Risk

    Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. During March 2020, the Company entered into an interest rate swap transaction with a notional value of $400 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  We agreed to pay a fixed rate of interest of 1.08% and receive floating rate of interest indexed to one-month LIBOR, subject to a minimum of 1.00%, with monthly settlement terms with the swap counterparty. The swap has a 30-month term and expires on September 30, 2022. At June 30, 2021, we estimate that a 1% increase in the rates relating to our floating rate debt would increase annual interest requirements by approximately $5.3 million.

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

Foreign Currency Risk

    Approximately 5.7% of our net sales for the six months ended June 30, 2021, were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the six months ended June 30, 2021, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.5 million. This may differ from actual results depending on the levels of net sales outside of the U.S.

Commodity Price Risk

    We are subject to commodity price risks with respect to price changes mainly in the electricity and natural gas markets and other raw material costs, such as cement, aggregates, steel and scrap steel. Price fluctuations on our key inputs have a significant effect on our financial performance and have impacted our results because of significant increases to many of those raw materials in the first six months of 2021, which are expected to remain inflated during the second half of fiscal 2021. The markets for most of these commodities are cyclical and are affected by factors such as the global economic conditions, changes in or disruptions to industry production capacity, changes in inventory levels and other factors beyond our control.

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

    At June 30, 2021, we had an individual customer within our Water Pipe & Products segment that accounted for more than 10% of total net sales for the six months ended June 30, 2021. The customer represented approximately 20% of our total net sales for the six months ended June 30, 2021, and amounts receivable from the customer at June 30, 2021 represented approximately 20% of our total receivables, net.

    The COVID-19 pandemic may increase our risk of, or exposure to, credit losses. See Note 2, Summary of significant accounting policies, to the condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2021.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the quarter ended June 30, 2021 to the risk factors previously disclosed in the 2020 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated February 19, 2021, by and among Quikrete Holdings, Inc., Jordan Merger Sub, Inc. and Forterra, Inc.	(a)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	*

104.1	Cover page interactive data file - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL (included as Exhibit 101).	*

*	Filed herewith
^	Exhibit 32.1 shall not be deemed filed with the SEC, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(a)	Previously filed on February 22, 2021 as an exhibit to the Company's Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTERRA, INC.
(Registrant)

	/s/ Karl Watson, Jr.	July 29, 2021
By:	Karl Watson, Jr.
Chief Executive Officer
(Principal Executive Officer)

	/s/ Charles R. Brown, II	July 29, 2021
By:	Charles R. Brown, II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)