Form 10-Q
period 2021-09-30
Forterra, Inc.
filed 2021-10-28
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

There were 66,973,045 shares of common stock, par value $0.001 per share, of the registrant outstanding as of October 25, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FORTERRA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net sales	$526,640	$457,557	$1,387,554	$1,214,619
Cost of goods sold	410,072	331,284	1,069,150	924,025
Gross profit	116,568	126,273	318,404	290,594
Selling, general & administrative expenses	(51,830)	(57,050)	(163,131)	(164,573)
Impairment and exit charges	(19)	(1,389)	(493)	(2,478)
Other operating income (expense), net	414	224	12,917	(447)
	(51,435)	(58,215)	(150,707)	(167,498)
Income from operations	65,133	68,058	167,697	123,096

Other income (expense)
Interest expense	(19,001)	(20,055)	(56,421)	(60,502)
Loss on extinguishment of debt	—	(11,547)	—	(11,481)
Earnings from equity method investee	3,337	2,295	9,498	8,220
Income before income taxes	49,469	38,751	120,774	59,333
Income tax expense	(13,701)	(9,924)	(30,265)	(17,457)

Net income	$35,768	$28,827	$90,509	$41,876

Earnings per share:
Basic	$0.53	$0.44	$1.36	$0.64
Diluted	$0.51	$0.42	$1.30	$0.62
Weighted average common shares outstanding:
Basic	66,936	65,336	66,621	65,078
Diluted	69,761	68,717	69,570	67,878

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net income	$35,768	$28,827	$90,509	$41,876
Change in other postretirement benefit plans, net of tax	—	—	—	(681)
Foreign currency translation adjustment	(1,867)	1,275	(264)	(1,987)
Comprehensive income	$33,901	$30,102	$90,245	$39,208

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$24,012	$25,678
Receivables, net	345,819	227,948
Inventories	254,749	222,928
Prepaid expenses	9,204	7,967
Other current assets	1,922	2,022
Total current assets	635,706	486,543
Non-current assets
Property, plant and equipment, net	451,140	451,082
Operating lease right-of-use assets	53,809	54,379
Goodwill	509,671	509,127
Intangible assets, net	77,465	101,409
Investment in equity method investee	48,783	48,285
Other long-term assets	4,301	4,987
Total assets	$1,780,875	$1,655,812

LIABILITIES AND EQUITY
Current liabilities
Trade payables	$166,284	$134,144
Accrued liabilities	117,659	115,693
Deferred revenue	11,572	8,220
Current portion of long-term debt	12,510	12,510
Current portion of tax receivable agreement	8,333	8,333
Total current liabilities	316,358	278,900
Non-current liabilities
Long-term debt	881,331	887,511
Long-term finance lease liabilities	142,508	142,195
Long-term operating lease liabilities	50,737	50,943
Deferred tax liabilities	9,995	9,671
Other long-term liabilities	32,401	36,918
Long-term tax receivable agreement	55,907	55,907
Total liabilities	1,489,237	1,462,045
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.001 par value, 190,000 shares authorized; 66,960 and 65,981 shares issued and outstanding	19	19
Additional paid-in-capital	260,205	252,579
Accumulated other comprehensive loss	(7,220)	(6,956)
Retained earnings (deficit)	38,634	(51,875)
Total shareholders' equity	291,638	193,767
Total liabilities and shareholders' equity	$1,780,875	$1,655,812

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders' Equity

Balance at December 31, 2020	65,980,787	$19	$252,579	$(6,956)	$(51,875)	$193,767
Share-based compensation expense	—	—	2,784	—	—	2,784
Stock-based plan activity	674,896	—	(856)	—	—	(856)
Comprehensive income:
Net income	—	—	—	—	18,676	18,676
Foreign currency translation adjustment	—	—	—	659	—	659
Balance at March 31, 2021	66,655,683	19	254,507	(6,297)	(33,199)	215,030
Share-based compensation expense	—	—	2,054	—	—	2,054
Stock-based plan activity	265,125	—	1,292	—	—	1,292
Comprehensive income:
Net income	—	—	—	—	36,065	36,065
Foreign currency translation adjustment	—	—	—	944	—	944
Balance at June 30, 2021	66,920,808	19	257,853	(5,353)	2,866	255,385
Share-based compensation expense	—	—	1,973	—	—	1,973
Stock-based plan activity	38,796	—	379	—	—	379
Comprehensive income:
Net income	—	—	—	—	35,768	35,768
Foreign currency translation adjustment	—	—	—	(1,867)	—	(1,867)
Balance at September 30, 2021	66,959,604	$19	$260,205	$(7,220)	$38,634	$291,638

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders' Equity

Balance at December 31, 2019	64,740,667	$19	$244,372	$(7,063)	$(116,361)	$120,967
Share-based compensation expense	—	—	2,864	—	—	2,864
Stock-based plan activity	336,752	—	(194)	—	—	(194)
Comprehensive loss:
Net loss	—	—	—	—	(14,066)	(14,066)
Change in other postretirement benefit plans, net of tax	—	—	—	(681)	—	(681)
Foreign currency translation adjustment	—	—	—	(5,699)	—	(5,699)
Balance at March 31, 2020	65,077,419	19	247,042	(13,443)	(130,427)	103,191
Share-based compensation expense	—	—	2,607	—	—	2,607
Stock-based plan activity	133,488	—	46	—	—	46
Comprehensive income:
Net income	—	—	—	—	27,115	27,115
Foreign currency translation adjustment	—	—	—	2,437	—	2,437
Balance at June 30, 2020	65,210,907	19	249,695	(11,006)	(103,312)	135,396
Share-based compensation expense	—	—	2,330	—	—	2,330
Stock-based plan activity	462,495	—	1,836	—	—	1,836
Comprehensive income:
Net income	—	—	—	—	28,827	28,827
Foreign currency translation adjustment	—	—	—	1,275	—	1,275
Balance at September 30, 2020	65,673,402	$19	$253,861	$(9,731)	$(74,485)	$169,664

See accompanying notes to unaudited condensed consolidated financial statements

FORTERRA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)
Net income	$90,509	$41,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization expense	61,822	67,271
(Gain) loss on disposal of property, plant and equipment	(10,267)	1,949
Loss on extinguishment of debt	—	11,481
Amortization of debt discount and issuance costs	3,704	5,292
Stock-based compensation expense	6,811	7,801
Impairment charges	382	1,332
Earnings from equity method investee	(9,498)	(8,220)
Distributions from equity method investee	9,000	7,500
Unrealized (gain) loss on derivative instruments, net	(250)	894
Unrealized foreign currency (gain) loss, net	(108)	261
Provision for doubtful accounts	1,149	166
Deferred taxes	324	(3,473)
Other non-cash items	1,665	3,841
Change in assets and liabilities:
Receivables, net	(116,826)	(71,203)
Inventories	(30,695)	18,775
Other current assets	(1,104)	6,350
Accounts payable and accrued liabilities	29,794	59,307
Other assets and liabilities	(702)	11,427
NET CASH PROVIDED BY OPERATING ACTIVITIES	35,710	162,627

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, and intangible assets	(42,399)	(15,454)
Proceeds from sale of fixed assets	21,172	10,678
Business combinations, net of cash acquired	(7,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(28,227)	(4,776)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured notes	—	500,000
Payment of debt issuance costs	—	(11,299)
Repayments of term loans	(9,381)	(644,923)
Proceeds from revolver	40,000	180,000
Repayments of revolver	(40,000)	(180,000)
Proceeds from issuance of common stock	3,464	2,275
Payment pursuant to tax receivable agreement	—	(4,411)
Other financing activities	(3,320)	(1,172)
NET CASH USED IN FINANCING ACTIVITIES	(9,237)	(159,530)
Effect of exchange rate changes on cash	88	(363)
Net change in cash and cash equivalents	(1,666)	(2,042)
Cash and cash equivalents, beginning of period	25,678	34,800
Cash and cash equivalents, end of period	$24,012	$32,758

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	$58,425	$44,333
Income taxes paid, net	26,110	8,770
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

    Certain accounting matters that generally require consideration of forecasted financial information were assessed in light of the impact from the coronavirus disease ("COVID-19") pandemic. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts, inventory reserves, goodwill impairment, impairment of property and equipment and valuation allowances for tax assets. While the

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

assessments resulted in no material impacts to the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021, the Company believes the full impact of the COVID-19 outbreak remains uncertain and will continue to assess if ongoing developments related to the outbreak may cause future material impacts to its consolidated financial statements.

Concentration of Credit Risk

    The Company had an individual customer within its Water Pipe & Products segment that accounted for approximately 19% and 16% of the Company's total net sales for the nine months ended September 30, 2021 and 2020, respectively, and receivables at September 30, 2021 and December 31, 2020 representing 16% and 16% of the Company's total receivables, net, respectively.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

3. Mergers and dispositions

Barbour Concrete Acquisition

On July 1, 2021, the Company acquired the business of Barbour Concrete Company & Barbour Building Systems ("Barbour") for $7.3 million, inclusive of $0.3 million payment for additional net working capital delivered with the business that was made in October 2021. Barbour is a manufacturer of precast concrete products used in drainage, stormwater, utility and other infrastructure applications based in Independence, Missouri. Barbour primarily serves the greater Kansas City metropolitan area. The acquisition was accounted for as a business combination as defined by ASC 805, Business Combinations; consequently, goodwill of $0.5 million was recorded.

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Transaction costs

    For the three and nine months ended September 30, 2021, the Company recognized aggregate transaction costs, including legal, accounting, valuation, and advisory fees, specific to the Merger of $4.1 million and $8.0 million, respectively. These costs are recorded in the condensed consolidated statements of operations within selling, general & administrative expenses.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

4. Receivables, net

    Receivables consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Trade receivables	$323,655	$195,997
Amounts billed but not yet paid under retainage provisions	2,485	4,022
Other receivables	21,713	29,026
Total receivables	347,853	229,045
Less: Allowance for doubtful accounts	(2,034)	(1,097)
Receivables, net	$345,819	$227,948

5. Inventories

    Inventories consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Finished goods	$151,826	$145,872
Raw materials	101,961	76,322
Work in process	962	734
Total inventories	$254,749	$222,928

6. Investment in equity method investee

    The Company owns 50% of the Common Unit voting shares of Concrete Pipe & Precast LLC ("CP&P") and consequently, has recorded its investment in the Common Unit voting shares in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under the equity method of accounting.

    The Company's investment in the joint venture was $48.8 million at September 30, 2021, which is included within the Drainage Pipe & Products segment. At September 30, 2021, the difference between the amount at which the Company's investment is carried and the amount of the Company's share of the underlying equity in net assets of CP&P was approximately $12.9 million. The basis difference is primarily attributed to the value of land and equity method goodwill associated with the investment.

    The following reflects the Company's distribution and earnings in the equity investment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Distribution received from CP&P	$(4,500)	$(3,000)	$(9,000)	$(7,500)
Share of earnings in CP&P	3,355	2,313	9,552	8,274
Amortization of excess fair value of investment	(18)	(18)	(54)	(54)

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

    Selected financial data for CP&P on a 100% basis is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$45,440	$37,256	$129,396	$116,775
Gross profit	11,559	9,046	33,339	30,517
Income from operations	6,675	4,608	18,828	16,487
Net income	6,612	4,548	18,636	16,314

7. Property, plant and equipment, net

    Property, plant and equipment, net, consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Machinery and equipment	$433,837	$410,436
Land, buildings and improvements	236,967	234,251
Other equipment	13,426	12,633
Construction-in-progress	33,472	26,073
Total property, plant and equipment	717,702	683,393
Less: accumulated depreciation	(266,562)	(232,311)
Property, plant and equipment, net	$451,140	$451,082

    Depreciation expense totaled $12.4 million and $36.8 million for the three and nine months ended September 30, 2021, respectively, and $12.0 million and $36.3 million for the three and nine months ended September 30, 2020, respectively, which is included in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

8. Goodwill and other intangible assets, net

    The Company has recorded goodwill in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the nine months ended September 30, 2021 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2020	$190,767	$318,360	$509,127
Acquisitions	507	—	507
Foreign currency and other adjustments	37	—	37
Balance at September 30, 2021	$191,311	$318,360	$509,671

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

    Intangible assets other than goodwill at September 30, 2021 and December 31, 2020 included the following (in thousands):

	Net carrying value as of September 30, 2021	Net carrying value as of December 31, 2020
Customer relationships	$53,339	$70,503
Trade names	11,896	14,935
Patents	3,500	5,029
Non-compete agreements	3,091	4,962
Developed technology	5,326	5,606
Other	313	374
Total intangible assets	$77,465	$101,409

    Amortization expense totaled $8.4 million and $25.0 million for the three and nine months ended September 30, 2021, respectively, and $10.3 million and $31.0 million for the three and nine months ended September 30, 2020, respectively, which is included in selling, general and administrative expenses in the     condensed consolidated statements of operations. All of the Company's intangible assets are amortizable.

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
    The estimated carrying amount and fair value of the Company’s financial instruments measured and recorded at fair value on a recurring basis are as follows for the dates indicated (in thousands):

	Fair value measurements at September 30, 2021 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value September 30, 2021
Liabilities:
Derivative liability	$—	$322	$—	$322

	Fair value measurements at December 31, 2020 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2020
Liabilities:
Derivative liability	$—	$572	$—	$572

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
    The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at September 30, 2021 using
	Carrying Amount September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value September 30, 2021
Liabilities:
Term Loan	$400,487	$—	$405,992	$—	$405,992
Senior Secured Notes	493,354	—	534,900	—	534,900
Tax receivable agreement payable	64,240	—	—	41,656	41,656

		Fair value measurements at December 31, 2020 using
	Carrying Amount December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2020
Liabilities:
Term Loan	$407,978	$—	$415,386	$—	$415,386
Senior Secured Notes	492,043	—	539,760	—	539,760
Tax receivable agreement payable	64,240	—	—	40,586	40,586

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

10.    Accrued liabilities

    Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued payroll and employee benefits	$47,392	$49,434
Short-term finance leases	17,783	17,009
Short-term operating leases	8,214	7,448
Accrued taxes	19,206	13,642
Warranty	4,031	7,069
Accrued rebates	15,397	11,649
Other miscellaneous accrued liabilities	5,636	9,442
Total accrued liabilities	$117,659	$115,693

11. Debt and deferred financing costs

    The Company’s debt consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Term Loan, net of debt issuance costs and original issuance discount of $4,998 and $6,889, respectively	$400,487	$407,978
Senior Secured Notes, net of debt issuance costs and original issuance discount of $6,646 and $7,957, respectively	493,354	492,043
Total debt	$893,841	$900,021
Less: current portion debt	(12,510)	(12,510)
Total long-term debt	$881,331	$887,511

As of September 30, 2021, Forterra had no borrowings under its $350 million asset based revolving credit facility under its ABL Credit Agreement dated October 25, 2016 (the “ABL Credit Agreement”) for working capital and general corporate purposes (“Revolver”), $405.5 million outstanding under its senior term loan facility (“Term Loan”) and $500 million senior secured notes due 2025 (the “Notes”).

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

    The Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest accrues on outstanding borrowings thereunder at a rate equal to adjusted LIBOR (with a floor of 1.0%) or an alternate base rate (the base rate, which is the highest of the then current federal funds rate plus 0.50%, the prime rate most recently announced by the administrative agent under the Term Loan, and the one-month adjusted LIBOR plus 1.00%), in each case plus a margin of 3.00% or 2.00%, respectively. The weighted average interest rates for the Term Loan were 4.0%, 4.0%, 4.0% and 4.2% for the three and nine months ended September 30, 2021 and September 30, 2020, respectively.

    During the nine months ended September 30, 2020, the Company repurchased $636.1 million of the Term Loan before its maturity at a market value of $635.5 million. Consequently, the Company wrote off a proportionate share of debt issuance costs of $12.1 million and recognized a net gain of $11.5 million on the early extinguishment of debt which was included in the condensed consolidated statements of operation.

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

Subject to the conditions set forth in the ABL Credit Agreement, as amended, the Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations. The advance rates for accounts receivable and inventory are subject to increase by 2.5% during certain periods. As of September 30, 2021 and December 31, 2020 the Company had no outstanding borrowings, under the Revolver. The weighted average interest rates for the borrowings under the Revolver were 2.75% and 2.0% for the nine months ended September 30, 2021 and September 30, 2020, respectively.

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

    In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total Revolver. Availability under the Revolver, based on draws, outstanding letters of credit of $18.8 million, as well as allowable borrowing base as of September 30, 2021, was $320.0 million.

    The Revolver contains customary representations and warranties, and affirmative and negative covenants, including representations, warranties, and covenants that, among other things, restrict the ability of Forterra and its restricted subsidiaries to incur additional debt, incur or permit liens on assets, make investments

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

    As of September 30, 2021, the Company was in compliance with all applicable covenants under the Revolver, the Term Loan, and the Notes.

    As of September 30, 2021, scheduled maturities of long-term debt were as follows (in thousands).

	Total	Term Loan	Notes
2021	$3,128	$3,128	$—
2022	12,510	12,510	—
2023	389,847	389,847	—
2024	—	—	—
2025	500,000	—	500,000
	$905,485	$405,485	$500,000

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

At September 30, 2021 and December 31, 2020, the Company’s derivative instruments fall under an ISDA master netting agreement.

    The following table presents the fair values of derivative assets and liabilities in the condensed consolidated balance sheets (in thousands):

	September 30, 2021
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$—	$—	$400,000	$322
Total derivatives, gross		—		322
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$—		$322

	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$—	$—	$400,000	$572
Total derivatives, gross		—		572
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$—		$572

The following table presents the effect of derivative instruments on the condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Derivatives not designated as hedges
Interest rate swaps
Gain (loss) on derivatives not designated as hedges included in interest expense	46	27	250	(894)

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

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Long-term Incentive Plan

    Following the original acquisition of the Company's business by affiliates of Lone Star, Lone Star implemented a cash-based long term incentive plan (the “LTIP”) which entitles the participants in the LTIP to a potential cash payout upon a monetization event as defined by the LTIP. Potential monetization events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star reduces its ownership interest in the Company or successor entities of LSF9, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of September 30, 2021, no such monetization events that meet the required return for an LTIP payment have occurred, and therefore no amounts were accrued in the accompanying condensed consolidated balance sheets. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future monetization events. The timing and amount of such payments are unknown and are dependent upon future monetization events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the IPO, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered. It is expected that if the Merger is completed under the terms of the Merger Agreement, the Merger will constitute a Liquidity Event that will trigger certain payments under the terms of the LTIP.

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

    For purposes of the TRA, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which any such related tax benefits remain. The Company accounts for potential payments under the TRA as a contingent liability, with amounts accrued when considered probable and reasonably estimable. The liability recorded by the Company for the TRA at September 30, 2021 and December 31, 2020 was $64.2 million and $64.2 million, respectively. The timing and amount of future tax benefits associated with the TRA are subject to change, and additional payments may be required which could be materially different from the current accrued liability. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing activity in the consolidated statement of cash flows. During the nine months ended September 30, 2021, the Company made no payments on the TRA to Lone Star. It is expected that if the Merger is completed under the terms of the Merger Agreement, payments to Lone Star will continue to be made by the surviving entity under the Merger Agreement according to the terms of the TRA.

15. Earnings per share

    Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities include employee stock options and shares of restricted stock. Diluted EPS reflects the assumed exercise, vesting or conversion of all dilutive securities.

    The calculations of the basic and diluted EPS for the three and nine months ended September 30, 2021 and 2020 are presented below (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income	$35,768	$28,827	$90,509	$41,876
Less: Earnings allocated to unvested restricted stock awards	—	16	—	34
Earnings available to common shareholders	$35,768	$28,811	$90,509	$41,842

Common stock:
Weighted average basic shares outstanding	66,936	65,336	66,621	65,078
Effect of dilutive securities	2,825	3,381	2,949	2,800
Weighted average diluted shares outstanding	69,761	68,717	69,570	67,878

Basic earnings per share:
Net income	$0.53	$0.44	$1.36	$0.64
Diluted earnings per share:
Net income	$0.51	$0.42	$1.30	$0.62

    The number of stock options and restricted shares that were excluded from the computation of diluted

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the three months ended September 30, 2021 and September 30, 2020 and the nine months ended September 30, 2021 and September 30, 2020 were none, 210,077, 102 and 221,040, respectively.

16. Income taxes

    The Company recorded income tax expense of $13.7 million and $30.3 million for the three and nine months ended September 30, 2021, and $9.9 million and $17.5 million for the three and nine months ended September 30, 2020.
    The income tax expense for the three months ended September 30, 2021 was calculated in accordance with FASB ASC 740 "Income Taxes" principles. The income tax expense for the three months ended September 30, 2021 differs from the expense computed at the federal statutory rate primarily due to the current period state income tax expense recorded in the period.

The income tax expense for the nine months ended September 30, 2021 differs from the expense computed at the federal statutory rate primarily due to the current period state and foreign income tax expense on the current earnings, partially offset by the current period benefit related to equity compensation recorded during the period.

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

    The following tables set forth the disaggregation of revenue earned from contracts with customers based on the Company's reportable segments as well as other financial information attributable to the Company's reportable segments for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net sales:
Drainage Pipe & Products	$299,423	$261,139	$749,774	$676,471
Water Pipe & Products	227,217	196,418	637,780	538,148
Corporate and Other	—	—	—	—
Total	$526,640	$457,557	$1,387,554	$1,214,619

Depreciation and amortization:
Drainage Pipe & Products	$7,905	$8,361	$23,167	$25,263
Water Pipe & Products	12,091	13,403	36,558	40,418
Corporate and Other	811	599	2,097	1,589
Total	$20,807	$22,363	$61,822	$67,270

Segment EBITDA and reconciliation to income (loss) before income taxes:
Drainage Pipe & Products	$75,609	$66,797	$186,066	$147,859
Water Pipe & Products	31,958	44,978	112,352	109,973
Corporate and Other	(18,290)	(30,606)	(59,401)	(70,727)
Less: Interest expense	(19,001)	(20,055)	(56,421)	(60,502)
Depreciation and amortization	(20,807)	(22,363)	(61,822)	(67,270)
Income before income taxes	$49,469	$38,751	$120,774	$59,333

Capital expenditures:
Drainage Pipe & Products	$11,041	$4,513	$28,845	$9,910
Water Pipe & Products	6,441	3,730	11,655	6,853
Corporate and Other	175	195	3,098	557
Total	$17,657	$8,438	$43,598	$17,320

			September 30,	December 31,
			2021	2020
Total assets:
Drainage Pipe & Products			$919,601	$819,046
Water Pipe & Products			823,703	795,292
Corporate and Other			37,571	41,474
Total			$1,780,875	$1,655,812

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $3.3 million, $9.5 million, $2.3 million and $8.2 million for the three and nine months ended September 30, 2021 and September 30, 2020, respectively, and with the following balances (in thousands):

	September 30,	December 31,
	2021	2020
Investment in equity method investee	$48,783	$48,285

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

Property, plant, and equipment, net:	September 30,	December 31,
	2021	2020
United States	$405,734	$409,338
Canada	37,256	33,250
Mexico	8,150	8,494
	$451,140	$451,082

Net sales:	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
United States	$496,391	$432,085	$1,308,312	$1,155,229
Canada	26,802	23,098	69,692	52,906
Mexico	3,447	2,374	9,550	6,484
	$526,640	$457,557	$1,387,554	$1,214,619

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

CP&P

    The Company sold certain goods and services to its joint venture, CP&P, including spare parts for repairs, and property rentals. For the nine months ended September 30, 2021, Forterra sold $0.8 million of product to CP&P and purchased goods and services from CP&P for an amount of $0.3 million. For the nine months ended September 30, 2020, Forterra sold $1.2 million of product to CP&P and purchased $0.8 million of goods and services from CP&P.

FORTERRA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Master Builders Solutions US, LLC

    For the nine months ended September 30, 2021, Forterra purchased goods from Master Builders Solutions US, LLC, an affiliate of Lone Star, for an amount of $0.7 million.

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

COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization and a National Emergency was declared by the President of the United States related to the rapidly growing outbreak of COVID-19. The pandemic has significantly impacted economic conditions in the United States, as federal, state, and local governments reacted to the public health crisis, creating significant uncertainties in the United States, as well as the global economy. In the interest of public health and safety, U.S. jurisdictions (national, state, and local) where our primary operations and those of many of our customers are located required mandatory business closures, capacity limitations, or other restrictions for those permitted to continue to operate or allowed to reopen since the initial shut-downs in March 2020. Despite these events and the related uncertainty, we continued to operate as an essential business under the government orders, and the COVID-19 pandemic has not materially and adversely affected our liquidity, financial results or business operations thus far. We did, however, utilize the option under the CARES Act to defer the employer portion of the social security taxes that would otherwise have been due in 2020, which was delayed with 50%, or approximately $5.5 million, paid in September 2021 and the remaining 50% due by December 31, 2022.

Although our revenues have increased for the three and nine months ended September 30, 2021, as compared to the prior year periods, the situation is still rapidly changing and additional impacts to the business may arise that we are not aware of or may not anticipate currently, which could have an adverse impact on revenues, results of operations, and cash flows for the fourth quarter and full 2021 fiscal year and into 2022. We cannot predict whether, when, or the manner in which the conditions surrounding COVID-19 will change, including the ultimate duration and scope of the pandemic; the severity of the virus, including the emergence and spread of new variants; the impact of the COVID-19 vaccines, including the speed at which they are disseminated, the rate at which individuals choose to receive the vaccine (including our team members) and their continued effectiveness against the disease or new variants; the actions taken by governments to contain the virus or treat its impact; and how quickly and to what extent normal economic and operating conditions can resume. Due to the evolving situation, our business and future results of our operations could be impacted in ways that we are not able to predict currently. In addition, there is still considerable uncertainty in the U.S. economy, as well as the industry we are in, in particular due to the uncertainty of future funding of and demand in our infrastructure and municipal end-markets, as well as challenges to the availability of raw materials used in our products due to strains on global supply chains and significantly increased costs of raw materials we purchase and the labor we employ.

Quikrete Merger Agreement

On February 19, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Quikrete Holdings, Inc. and one of its wholly-owned subsidiaries. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Quikrete’s subsidiary will merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Quikrete. At the effective time of the Merger, subject to limited exceptions, each issued and outstanding share of Forterra common stock will be automatically canceled and converted into the right to receive $24.00 in cash, without interest, subject to deduction for any required withholding tax. Outstanding Company equity awards will be converted into Merger consideration as provided for in the Merger Agreement. We incurred transaction costs of approximately $4.1 million and $8.0 million for the three and nine months ended September 30, 2021, respectively, in connection with the Merger.

See Note 3, Mergers and dispositions, to the condensed consolidated financial statements and Item 7, Management's Discussion and Analysis in the 2020 10-K for a more fulsome description of the Merger, the Merger Agreement and its terms and expected impact on our business.

Barbour Concrete Acquisition

On July 1, 2021, we acquired the business of Barbour Concrete Company & Barbour Building Systems ("Barbour"), a manufacturer of precast concrete products used in drainage, stormwater, utility and other infrastructure applications. Based in Independence, Missouri, Barbour primarily serves the greater Kansas City metropolitan area. We expect to continue operating the business as Barbour Concrete & Barbour Building

Systems for the foreseeable future and believe this acquisition will gain access to new opportunities for growth in the strong and expanding Kansas City infrastructure and residential markets.

Principal Factors Affecting Our Results of Operations

    Our financial performance and results of operations are influenced by a variety of factors, including conditions in the residential, non-residential and infrastructure construction markets, general economic conditions, availability of and significant inflation in the cost of raw materials and transportation, availability and cost of labor, seasonality and weather conditions. In addition to the Merger and the items discussed below, some of these other more important factors are discussed in the 2020 10-K, to which there were no material changes during the period covered by this report, except as discussed below.

During 2021, prices for certain of our raw material costs, including costs for scrap metal, steel, cement, as well as other key materials needed in smaller amounts to produce and sell our products, such as coke, nitrogen gas, rubber gaskets, and magnesium ferrosilicon, which have historically fluctuated depending on, among other things, overall market supply and demand and general business conditions, were negatively impacted by both global and industry-wide supply chain disruptions, resulting in increases to our costs of goods sold and disruption in supply for some materials in certain of our areas. We have also experienced rising costs in transportation, which is included as part of our delivered pricing to customers. In addition, we have experienced rising costs and difficulty in obtaining labor across many of our facilities. In response, we have implemented a combination of price increases and productivity initiatives aimed at mitigating the impact of these events and other inflationary pressures. We expect these macroeconomic inflationary pressures and supply chain disruptions will continue to impact our cost of goods sold for the remainder of fiscal 2021 and that the combination of our price increases and productivity initiatives will mitigate these costs later in the year. See Item 1A. Risk Factors in the 2020 10-K regarding specific risks on supply chain and labor disruptions.

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

Results of Operations

Three Months Ended September 30, 2021 as Compared to Three Months Ended September 30, 2020

Total Company

The following table summarizes certain financial information relating to our operating results for the three months ended September 30, 2021 and September 30, 2020 (in thousands).

Statements of Income Data:	Three months ended September 30, 2021	Three months ended September 30, 2020	% Change

Net sales	$526,640	$457,557	15.1%
Cost of goods sold	410,072	331,284	23.8%
Gross profit	116,568	126,273	(7.7)%
Selling, general and administrative expenses	(51,830)	(57,050)	(9.1)%
Impairment and exit charges	(19)	(1,389)	(98.6)%
Other operating income, net	414	224	84.8%
	(51,435)	(58,215)	(11.6)%
Income from operations	65,133	68,058	(4.3)%
Other income (expenses)
Interest expense	(19,001)	(20,055)	(5.3)%
Loss on extinguishment of debt	—	(11,547)	*
Earnings from equity method investee	3,337	2,295	45.4%
Income before income taxes	49,469	38,751	27.7%
Income tax expense	(13,701)	(9,924)	38.1%
Net income	$35,768	$28,827	24.1%
* Represents positive or negative change in excess of 100%

Net Sales

Net sales for the three months ended September 30, 2021 were $526.6 million, an increase of $69.0 million, or 15.1%, from $457.6 million in the three months ended September 30, 2020. The increase in sales was the combination of $38.3 million increase in the Drainage Pipe & Products segment compared to prior year primarily due to higher shipment volumes, and a $30.8 million increase in the Water Pipe & Products segment driven by both higher average selling prices and higher shipment volumes.

Cost of Goods Sold

    Cost of goods sold were $410.1 million for the three months ended September 30, 2021, an increase of $78.8 million, or 23.8%, from $331.3 million in the three months ended September 30, 2020. The increase in cost of goods sold was the combination of a $48.4 million increase in the Water Pipe & Products segment and a $30.4 million increase in the Drainage Pipe & Products segment compared to prior year. These increases were primarily driven by higher shipment volumes, coupled with higher raw material costs in both segments.

Gross Profit

    Gross profit was $116.6 million for the three months ended September 30, 2021, a decrease of $9.7 million, or 7.7%, from $126.3 million in the three months ended September 30, 2020. The decrease was the net effect of a $17.6 million decrease in the Water Pipe & Products segment primarily due to higher raw material costs, offset by a $7.9 million increase in the Drainage Pipe & Products segment primarily due to higher shipment volumes.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses were $51.8 million for the three months ended September 30, 2021, a decrease of $5.3 million, or 9.1%, from $57.1 million in the three months ended September 30, 2020. During the third quarter of 2020, we recorded a non-recurring legal accrual which caused most of the higher selling, general and administrative expenses in the prior year period.
Interest Expense

    Interest expense for the three months ended September 30, 2021 was $19.0 million, a decrease of $1.1 million or 5.3% from $20.1 million in the three months ended September 30, 2020. The decrease in interest expense was primarily due to lower outstanding debt balances in the three months ended September 30, 2021 compared to prior year.

Income Tax Expense

    Income tax expense in the three months ended September 30, 2021 was $13.7 million, an increase of $3.8 million from $9.9 million in the three months ended September 30, 2020. The change is primarily due to the higher federal tax expense based on the greater pretax income during the three months ended September 30, 2021 and releases to the federal and state valuation allowance during the period ended September 30, 2020 that did not reoccur in 2021.

Segments

	For the three months ended September 30,
(in thousands)	2021	2020(2)	% Change
Net sales:
Drainage Pipe & Products	$299,423	$261,139	14.7%
Water Pipe & Products	227,217	196,418	15.7%
Corporate and Other	—	—	*
Total	$526,640	$457,557	15.1%

Gross profit (loss):
Drainage Pipe & Products	81,597	73,698	10.7%
Water Pipe & Products	35,014	52,580	(33.4)%
Corporate and Other	(43)	(5)	*
Total	$116,568	$126,273	(7.7)%

Segment EBITDA(1):
Drainage Pipe & Products	75,609	66,797	13.2%
Water Pipe & Products	31,958	44,978	(28.9)%
Corporate and Other	(18,290)	(30,606)	(40.2)%

Key Operational Statistics	% Change
Drainage Pipe & Products(3)
Shipment Volumes	+16%
Average Selling Prices	+2%
Water Pipe & Products(4)
Shipment Volumes	+5%
Average Selling Prices	+10%

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

Drainage Pipe & Products

Net Sales

Net sales in the three months ended September 30, 2021 were $299.4 million, an increase of $38.3 million, or 14.7%, compared to $261.1 million in the three months ended September 30, 2020. The increase was primarily due to higher shipment volumes of our pipe and precast products while average selling prices remain relatively flat. Pipe and precast products sales accounted for about 90% of Drainage Pipe & Products segment net sales.

Gross Profit

    Gross profit in the three months ended September 30, 2021 was $81.6 million, an increase of $7.9 million or 10.7% from $73.7 million in the three months ended September 30, 2020. The increase was primarily due to higher shipment volumes.

Water Pipe & Products

Net Sales

    Net sales in the three months ended September 30, 2021 was $227.2 million, an increase of $30.8 million or 15.7% from $196.4 million in the three months ended September 30, 2020. The increase was primarily the combination of a $17.3 million increase driven by higher shipment volumes of our ductile iron pipe products and a $8.2 million increase related to higher average selling prices of our ductile iron pipe products. Ductile iron pipe sales accounted for more than 85% of Water Pipe & Products segment net sales.

Gross Profit

    Gross profit in the three months ended September 30, 2021 was $35.0 million, a decrease of $17.6 million, or 33.4% from $52.6 million in the three months ended September 30, 2020. The decrease was primarily due to higher raw material costs, partially offset by higher shipment volumes and higher average selling prices.

Nine Months Ended September 30, 2021 as Compared to Nine Months Ended September 30, 2020

Total Company

    The following table summarizes certain financial information relating to our operating results for the nine months ended September 30, 2021 and September 30, 2020 (in thousands).

Statements of Income Data:	Nine months ended September 30, 2021	Nine months ended September 30, 2020	% Change

Net sales	$1,387,554	$1,214,619	14.2%
Cost of goods sold	1,069,150	924,025	15.7%
Gross profit	318,404	290,594	9.6%
Selling, general and administrative expenses	(163,131)	(164,573)	(0.9)%
Impairment and exit charges	(493)	(2,478)	(80.1)%
Other operating income, net	12,917	(447)	*
	(150,707)	(167,498)	(10.0)%
Income from operations	167,697	123,096	36.2%
Other income (expenses)
Interest expense	(56,421)	(60,502)	(6.7)%
Loss on extinguishment of debt	—	(11,481)	*
Earnings from equity method investee	9,498	8,220	15.5%
Income before income taxes	120,774	59,333	*
Income tax expense	(30,265)	(17,457)	73.4%
Net income	$90,509	$41,876	*
* Represents positive or negative change in excess of 100%

Net Sales

    Net sales for the nine months ended September 30, 2021 were $1,387.6 million, an increase of $173.0 million, or 14.2%, from $1,214.6 million in the nine months ended September 30, 2020. The increase in sales was the combination of a $99.6 million increase in the Water Pipe & Products segment primarily driven by both higher shipment volumes and higher average selling prices, and a $73.3 million increase in the Drainage Pipe & Products segment compared to prior year, primarily due to higher shipment volumes.

Cost of Goods Sold

    Cost of goods sold were $1,069.2 million for the nine months ended September 30, 2021, an increase of $145.2 million, or 15.7%, from $924.0 million in the nine months ended September 30, 2020. The increase in cost of goods sold was the combination of a $100.4 million increase in the Water Pipe & Products segment primarily driven by both higher shipment volumes and higher production and delivery costs, and a $44.8 million increase in the Drainage Pipe & Products segment compared to prior year, primarily due to higher shipment volumes.

Gross Profit

    Gross profit was $318.4 million for the nine months ended September 30, 2021, an increase of $27.8 million, or 9.6%, from $290.6 million in the nine months ended September 30, 2020. The increase was the net impact of a $28.5 million increase in the Drainage Pipe & Products segment primarily due to higher shipment volumes, partially offset by a $0.7 million decrease in the Water Pipe & Products segment due to higher production and delivery costs, partially offset by higher average selling prices.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses were $163.1 million for the nine months ended September 30, 2021, a slight decrease of $1.5 million, or 0.9%, from $164.6 million in the nine months ended September 30, 2020. The slight decrease was primarily due to a non-recurring legal accrual recorded in the prior year, partially offset by higher staff costs.

Other Operating Income, Net

    Other operating income in the nine months ended September 30, 2021 was $12.9 million, an increase of $13.4 million, from an other operating loss of $0.4 million in the nine months ended September 30, 2020. The increase in 2021 was primarily driven by $10.3 million net gains on asset sales as we continue optimizing our asset portfolio and disposing of idle properties.

Interest Expense

    Interest expense for the nine months ended September 30, 2021 was $56.4 million, a decrease of $4.1 million or 6.7% from $60.5 million in the nine months ended September 30, 2020. The decrease in interest expenses was the net effect of a $9.0 million decrease primarily due to both lower LIBOR and lower outstanding debt balances in the nine months ended September 30, 2021 compared to prior year; a $0.8 million decrease in loss on derivatives related to our interest rate hedge; the absence of a $0.7 million write-off of deferred debt issuance cost that was recorded in last year but did not recur in current year; partially offset by $6.7 million incremental interest expense from the $500 million senior secured notes at a higher rate as compared to the debt it was used to retire in July 2020.

Income Tax Expense

    Income tax expense in the nine months ended September 30, 2021 was $30.3 million, an increase of $12.8 million from $17.5 million in the nine months ended September 30, 2020. The change is primarily due to the higher federal and state tax expense based on the greater pretax income during the nine months ended September 30, 2021, partially offset by the valuation allowance movement in 2020 that did not reoccur in 2021 and the current period benefit related to equity compensation.

Segments

	For the nine months ended September 30,
(in thousands)	2021	2020(2)	% Change
Net sales:
Drainage Pipe & Products	$749,774	$676,471	10.8%
Water Pipe & Products	637,780	538,148	18.5%
Corporate and Other	—	—	*
Total	$1,387,554	$1,214,619	14.2%

Gross profit (loss):
Drainage Pipe & Products	194,907	166,354	17.2%
Water Pipe & Products	123,550	124,217	(0.5)%
Corporate and Other	(53)	23	*
Total	$318,404	$290,594	9.6%

Segment EBITDA(1):
Drainage Pipe & Products	186,066	147,859	25.8%
Water Pipe & Products	112,352	109,973	2.2%
Corporate and Other	(59,401)	(70,727)	(16.0)%

Key Operational Statistics	% Change
Drainage Pipe & Products (3)
Shipment Volumes	+13%
Average Selling Prices	+1%
Water Pipe & Products (4)
Shipment Volumes	+10%
Average Selling Prices	+9%

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

Drainage Pipe & Products

Net Sales

Net sales in the nine months ended September 30, 2021 were $749.8 million, an increase of $73.3 million, or 10.8%, compared to $676.5 million in the nine months ended September 30, 2020. The increase was mostly driven by higher shipment volumes while average selling prices remained relatively flat.

Gross Profit

    Gross profit in the nine months ended September 30, 2021 was $194.9 million, an increase of $28.5 million or 17.2% from $166.4 million in the nine months ended September 30, 2020. The increase was primarily due to higher shipment volumes.

Water Pipe & Products

Net Sales

    Net sales in the nine months ended September 30, 2021 was $637.8 million, an increase of $99.7 million or 18.5% from $538.1 million in the nine months ended September 30, 2020. The increase was primarily the combination of a $46.1 million increase related to higher average selling prices of our ductile iron pipe products and a $43.1 million increase driven by higher shipment volumes of our ductile iron pipe products. Ductile iron pipe sales accounted for more than 85% of Water Pipe & Products segment net sales.

Gross Profit

    Gross profit in the nine months ended September 30, 2021 was $123.5 million, a decrease of $0.7 million, or 0.5% from $124.2 million in the nine months ended September 30, 2020. The decrease was primarily due to higher production and delivery costs, partially offset by higher shipment volumes and higher average selling prices.

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
    As of September 30, 2021 and December 31, 2020, we had approximately $24.0 million and $25.7 million of cash and cash equivalents, respectively, of which $10.1 million and $12.5 million, respectively, were held by foreign subsidiaries. All of the cash and cash equivalents as of September 30, 2021 and December 31, 2020 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.

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

    During the nine months ended September 30, 2021, we borrowed and repaid $40 million under our $350 million Revolver to fund seasonal working capital needs. As of September 30, 2021, we had $405.5 million outstanding balance under our senior term loan as amended, or the Term Loan, and no borrowings outstanding under the Revolver. Availability under the Revolver, based on draws, outstanding letters of credit of $18.8 million, as well as allowable borrowing base as of September 30, 2021, was $320.0 million.

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

The Term Loan does not contain any financial covenants. Obligations under the Revolver and the Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). As of September 30, 2021, we were in compliance with all applicable covenants under the Revolver and the Term Loan.

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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows (in thousands):

	Parent - Forterra, Inc. and Subsidiary Guarantors

	September 30, 2021	December 31, 2020
Current assets	$581,782	$443,839
Intercompany payable to non-guarantor subsidiaries	8,533	8,384
Non-current assets	1,087,580	1,115,191
Current liabilities	301,189	267,672
Non-current liabilities	1,164,977	1,176,492

	Parent - Forterra, Inc. and Subsidiary Guarantors

	Nine months ended September 30, 2021	Year ended December 31, 2020
Net sales	$1,308,312	$1,514,556
Gross profit	284,309	347,854
Income before taxes	97,071	58,880
Net income	71,677	52,273

Cash Flow Information

    The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented (in thousands):

	For the nine months ended
	September 30, 2021	September 30, 2020
Statement of Cash Flows data:
Net cash provided by operating activities	$35,710	$162,627
Net cash used in investing activities	(28,227)	(4,776)
Net cash used in financing activities	(9,237)	(159,530)

Net Cash Provided by Operating Activities

    Net cash provided by operating activities was $35.7 million in the nine months ended September 30, 2021, compared to $162.6 million in the nine months ended September 30, 2020. Changes between the periods are primarily due to the timing of settlements of our receivables and payables.

Net Cash Used in Investing Activities

    Net cash used in investing activities was $28.2 million in the nine months ended September 30, 2021, due to $42.4 million of capital expenditures and $7.0 million of business combinations, partially offset by $21.2 million proceeds from sale of fixed assets. Net cash used in investing activities was $4.8 million in the nine months ended September 30, 2020 due to $15.5 million of capital expenditures, partially offset by $10.7 million proceeds from sale of fixed assets.

Net Cash Used in Financing Activities

    Net cash used in financing activities was $9.2 million in the nine months ended September 30, 2021 primarily due to $9.4 million repayments of principal on the Term Loan. Net cash used in financing activities was $159.5 million for the nine months ended September 30, 2020 primarily due to $644.9 million repayments of principal on the Term Loan and $11.3 million payment of debt issuance costs, partially offset by proceeds from the Notes of $500.0 million.

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

Capital Expenditures

    Under normal circumstances, our annual sustaining capital expenditures would average $45.0 million to $55.0 million. During the early part of 2020, as a precautionary measure in response to the COVID-19 pandemic and in order to preserve liquidity, we delayed some non-essential capital spending projects. As a result, total capital expenditures for 2020 were $34.0 million. We have since resumed many of these delayed projects and expect that they will get caught up during 2021, resulting in a slightly higher than average capital expenditure spend in the current year. Capital expenditures for the nine months ended September 30, 2021 were $42.4 million, compared to $15.5 million for the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

    In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments. As of September 30, 2021, outstanding stand-by letters of credit amounted to $18.8 million.

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

Interest Rate Risk

    Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. During March 2020, the Company entered into an interest rate swap transaction with a notional value of $400 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  We agreed to pay a fixed rate of interest of 1.08% and receive floating rate of interest indexed to one-month LIBOR, subject to a minimum of 1.00%, with monthly settlement terms with the swap counterparty. The swap has a 30-month term and expires on September 30, 2022. At September 30, 2021, we estimate that a 1% increase in the rates relating to our floating rate debt would increase annual interest requirements by approximately $5.1 million.

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

Foreign Currency Risk

    Approximately 5.7% of our net sales for the nine months ended September 30, 2021, were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the nine months ended September 30, 2021, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $0.8 million. This may differ from actual results depending on the levels of net sales outside of the U.S.

Commodity Price Risk

    We are subject to commodity price risks with respect to price changes mainly in the electricity and natural gas markets and other raw material costs, such as cement, aggregates, steel and scrap steel. Price fluctuations on our key inputs have a significant effect on our financial performance and have impacted our results because of significant increases to many of those raw materials in the first nine months of 2021, which are expected to remain inflated during the last quarter of fiscal 2021. The markets for most of these commodities are cyclical and are affected by factors such as the global economic conditions, changes in or disruptions to industry production capacity, changes in inventory levels and other factors beyond our control.

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

    At September 30, 2021, we had an individual customer within our Water Pipe & Products segment that accounted for more than 10% of total net sales for the nine months ended September 30, 2021. The customer represented approximately 19% of our total net sales for the nine months ended September 30, 2021, and amounts receivable from the customer at September 30, 2021 represented approximately 16% of our total receivables, net.

    The COVID-19 pandemic may increase our risk of, or exposure to, credit losses. See Note 2, Summary of significant accounting policies, to the condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2021.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the quarter ended September 30, 2021 to the risk factors previously disclosed in the 2020 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	*

104.1	Cover page interactive data file - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL (included as Exhibit 101).	*

*	Filed herewith
^	Exhibit 32.1 shall not be deemed filed with the SEC, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTERRA, INC.
(Registrant)

	/s/ Karl Watson, Jr.	October 28, 2021
By:	Karl Watson, Jr.
Chief Executive Officer
(Principal Executive Officer)

	/s/ Charles R. Brown, II	October 28, 2021
By:	Charles R. Brown, II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)