Form 10-K
period 2021-12-31
Forterra, Inc.
filed 2022-03-01
CIK 1678463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[☒] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐

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

As of February 25, 2022, 67,449,675 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding. The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant was approximately $712,062,000, based upon the closing market price of $23.51 per share of common stock on the Nasdaq Global Select Market as of June 30, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•warranty and related claims;

•legal and regulatory claims;

•our contract backlog;

•climate change or climate change legislation or regulations may adversely impact our business;

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

•issues or delays in the successful integration of our operations with those of Quikrete Holdings, Inc., including incurring or experiencing unanticipated costs and/or delays or difficulties;

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

Recent Developments

    On February 19, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Quikrete Holdings, Inc., a Delaware corporation, or Quikrete, and Jordan Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Quikrete, or Merger Sub. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into the Company, or the Merger, with us surviving the Merger as a wholly-owned subsidiary of Quikrete. At the effective time of the Merger, each issued and outstanding share of common stock of the Company (other than (i) any shares held in the treasury of the Company or owned, directly or indirectly, by Quikrete, Merger Sub or any wholly-owned subsidiary of the Company immediately prior to the Effective Time, (ii) shares that are subject to any vesting restrictions, or Company Restricted Shares granted under the Company’s stock incentive plans, (iii) any shares owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be automatically canceled and converted into the right to receive $24.00 in cash, without interest, or the Merger Consideration, subject to deduction for any required withholding tax. We and Quikrete are currently working with the United States Department of Justice, or DOJ, to obtain approval to consummate the Merger under the Hart-Scot-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, in the timeframe contemplated by the Merger Agreement.

    In order to address some of the divestitures anticipated to be required by the DOJ, we have entered into two divestiture agreements. On November 24, 2021, we entered into an agreement with Eagle Corporation and Parent pursuant to which Eagle will purchase our 50% equity interest in Concrete Pipe & Precast, LLC, or CP&P, a 50/50 joint venture with Eagle, for a purchase price of $105 million, subject to certain adjustments as described in the purchase agreement. On December 13, 2021, we entered into an agreement with Hydro Conduit, LLC d/b/a Rinker Materials, an affiliate of Parent, and Foley Products Company, Inc. pursuant to which we and Rinker will each sell to Foley certain assets and liabilities associated with reinforced concrete pipe and precast plants for an aggregate purchase price of $95 million, subject to certain adjustments described in the asset purchase agreement. Consummation of these transactions is subject to customary closing conditions, including, among others, the consummation of the Merger and approval by the DOJ.

    See Item 1A, Risk Factors, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in "Overview" for a more fulsome description of the Merger, the Merger Agreement, the risks related thereto and its terms and expected impact on our business.

General

    We are a manufacturer of concrete pipe and precast products and ductile iron pipe in the United States and Eastern Canada for a variety of essential water-related infrastructure applications. Our products and services are used in the construction, maintenance, repair and replacement of water drainage, distribution and transmission systems.

    We operate 80 active manufacturing facilities, and our manufacturing and distribution network allows us to serve most major markets in the United States and Eastern Canada.

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

Our solid execution on these five pillars has produced, and we believe will continue to produce, the earnings and cash flows that have allowed us to reach our stated net leverage goal of 3.0x to 3.5x earnings during 2021 and we believe will allow us to continue reducing our leverage over time. Our organic growth strategy is focused on leveraging our operations, customer service and product innovation capabilities, as well as our product breadth and scale, to sell our products to existing customers, to increase penetration and project wins and to gain market share through new customers. Operationally, we continue to focus on efficiency and productivity improvements to reduce costs and drive unit margin improvements. We periodically evaluate our existing business and acquisition opportunities to complement our organic growth or enhance our scale, geographic footprint and product portfolio while simultaneously considering and making strategic divestitures or changes in our manufacturing footprint to optimize our portfolio. See Note 3 to our consolidated financial statements for a more detailed discussion of our recent acquisitions and divestitures.

Our Segments

    Drainage Pipe & Products. We are the largest producer of concrete drainage pipe and precast products by sales volume in the United States and Eastern Canada. In addition, we also produce concrete pressure pipe in Eastern Canada. We operate 65 active manufacturing facilities across multiple states and two Canadian provinces. These facilities provide us with a local presence and the necessary proximity to our customers to minimize delivery times and distribution costs to the markets we serve. We believe our product offering creates value for our customers as it eliminates the need to engage multiple suppliers of storm water and wastewater-related products for a single project, enabling them to maximize efficiency and meet more aggressive timetables. We also have the ability to custom-build products to complex specifications and regulations.

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

Key Segments	Drainage Pipe & Products	Water Pipe & Products
Products
Product Applications	Storm water and wastewater infrastructure	Potable and wastewater transmission and distribution
Primary Market Channels	- Direct to Contractors - Distributors	- Distributors - Direct to Contractors, Municipalities and Utilities Waterworks
# of Active Manufacturing Facilities	65	15

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

Our Products

Drainage Pipe & Products Segment

    We manufacture drainage pipe and precast products in the United States and Eastern Canada and concrete pressure pipe products in Eastern Canada. Drainage pipe has residential, non-residential and infrastructure applications. It is primarily used for storm water applications, such as storm drains for roads and highways, and for residential and non-residential site developments. In addition, drainage pipe is used for sanitary sewers, low-pressure sewer force mains, tunneled systems, treatment plant piping and utility tunnels. Drainage pipe consists of concrete reinforced by a steel cage. It is manufactured by producing a steel mesh cage, enclosing it in a form or mold and then pouring concrete around it to produce the pipe. Drainage pipe is manufactured in round, elliptical and arch shapes ranging from 12 inches to 144 inches in diameter and in box sizes ranging from three feet to 20 feet in length and width.

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

    We also manufacture structural precast products in the United States and a range of precast concrete bridge girders for highway projects in both the United States and Eastern Canada. We manufacture a variety of structural precast products primarily for infrastructure and non-residential applications, including hollow-core planks, prestressed bridge girders, beams, columns, wall panels, stairs, garage floors and architectural cladding. These products are used as structural and architectural elements in building structures such as parking garages and arched and modular bridges.

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

    We also regularly consider ways to innovate internally and expand our drainage pipe and precast product offerings by working to bring other products to market. Some of our product offerings include precast Duct Bank, Kenner Chainwall, and a number of storm water innovative technologies for storm water management marketed through our Bio Clean subsidiary. Duct Bank is a precast product that consolidates and protects underground electrical and communication cables and can be used in the construction of large buildings, including in data centers, as well as installing cabling underneath roads and areas with existing structures. Kenner Chainwall is a precast concrete foundation that provides a structurally sound, on-grade or elevated foundation to support prefabricated shelters or equipment buildings. One use is to elevate electrical equipment in flood zones such as those devastated by hurricanes. Each of these products is now commercially available.

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

    In addition to our operations, we have a 50% equity interest in Concrete Pipe & Precast LLC, or CP&P, a joint venture with Eagle Corporation. CP&P operates 12 plants that serve the Mid-Atlantic and Southeastern United States. CP&P manufactures drainage pipe and precast concrete products and sells those products to similar types of customers as the ones to which we market. See Note 6 to our consolidated financial statements for additional information regarding CP&P. In November 2021 we entered into an agreement to sell our 50% equity interest in CP&P to Eagle, with the closing of this transaction subject to customary closing conditions, including, among others, the consummation of the Merger and approval by the DOJ.

Water Pipe & Products Segment

    Utilizing the U.S. Pipe brand, we manufacture a number of products used for the transmission of potable water and wastewater in pipe diameters ranging from three to 64 inches.

    We manufacture DIP in pipe diameters ranging from three to 64 inches in the United States. For each diameter of pipe, we offer a wide range of thicknesses with both standard and specialized linings and coatings. DIP is used for transmission and distribution of potable water and wastewater. DIP has residential and infrastructure repair replacement applications, including potable water distribution systems, small water system grids, major water transmission mains, wastewater collection systems, sewer force mains and water treatment plants. In addition to DIP, we also manufacture a full line of complementary joint restraints and fittings in Mexico, which are utilized for interlocking adjoining segments of pipe and are typically bundled with DIP. We also operate fabrication plants that modify our pipe to meet specific customer design requirements for above-ground applications.

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

Customers and Markets

Drainage Pipe & Products Segment

    We typically sell our drainage pipe and precast products to contractors that perform construction work for various levels of government, residential and non-residential building owners, and developers in markets across the United States and Eastern Canada. Additionally, although they are not our direct customers, we view the owners and engineers who are customers of the contractors that purchase our products as our customers as well, because these owners and engineers often specify the types of products that our customers are required to use. We also sell our drainage pipe and precast products to utility companies. Several of our largest manufacturing facilities are located in close proximity to our markets. Our drainage pipe and precast products are typically shipped within a radius of 150 miles, but in some cases up to 350 miles, from our manufacturing facilities. Our concrete pressure pipe is used in projects for regional water authorities and districts, cities, counties, municipalities, port authorities, private companies and industrial clients, including power plants, and is typically shipped within a radius of 500 miles from our manufacturing facility.

Water Pipe & Products Segment

    Our water transmission pipe products are sold to some of the largest waterworks distributors and contractors. Our Water Pipe & Products segment has significant sales through distributors, including Core & Main, a key customer that accounted for 18% and 16% of our consolidated net sales in 2021 and 2020, respectively. We also sell to utility contractors that work on new or replacement pipeline projects, primarily in the East, South and Midwest of the United States. DIP is typically shipped within a radius of 1,000 miles.

Competition

Drainage Pipe & Products Segment

    Our competitors in our Drainage Pipe & Products Segment include Rinker Materials (a division of the QUIKRETE Companies) and Oldcastle Infrastructure (a unit of CRH plc), as well as numerous regional and local manufacturers servicing various geographies. Additionally, our drainage pipe products compete with high density polyethylene, or HDPE, and polypropylene pipe products where such materials would serve as an appropriate substitute for our product.

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

Sales, Marketing and Distribution

    Our products are generally made to order, but certain of our Drainage concrete pipe and DIP products are made to inventory. We have established target levels of inventory for certain products that we attempt to keep available at our manufacturing facilities to meet customer demand. Inventories are held at manufacturing facilities and, to a lesser extent, at distribution yards.

    Our structural precast products, most precast concrete products and concrete pressure pipe are customized products that are made to order. Our order backlog for precast concrete products is typically two to six months. Our order backlog for concrete pressure pipe and other precast offerings (bridge products) is approximately three to eighteen months depending on the demand in the geographic area for specific products.

    We seek to attract and retain customers through customer service and technical expertise, as well as product quality, our product and service offerings and competitive pricing. Our market strategy for products with non-residential end users is centered on building and maintaining strong customer relationships rather than traditional advertising.

    We maintain in-house technical sales, engineering and field service teams which provide customers technical expertise and support to assist them in finding the right product or solution for their specific need. Each of our operating segments has its own sales force. Overall, we employ approximately 275 sales and related support professionals. Our sales force and customer service functions are staffed by experienced professionals who have been trained in our product lines, processes and systems, and who maintain touch points with engineers, contractors, builders, and distributors. Additionally, we have a staff of more than 150 engineers that we employ to work in concert with our sales force to help develop effective product solutions for our customers.

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

    Most of our raw materials are widely available commodities. While we have experienced challenges in obtaining certain materials during 2021 as a result of a globally challenged supply chain environment, we have not experienced any significant shortages of raw materials. To the extent we do not produce any raw materials, when and where possible, we try to purchase raw materials from the source, and because of their low value-to-weight ratios, we generally try to source our raw materials in the vicinity of our facilities. We usually purchase the raw materials we need in the spot market, except where we anticipate a significant need of materials for a specific project. Other than certain contracts for key materials, including cement and steel, we typically do not enter into long-term supply contracts with our suppliers that require us to purchase particular quantities or to pay particular prices.

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

Team Members

    As of December 31, 2021, we had 4,824 team members, 1,434 of which were salaried and 3,390 of which were hourly. Of the total number of team members, 4,272 were located in the United States, 277 were located in Canada and 275 were located in Mexico. The number of hourly workers we employ varies to match our labor needs during periods of fluctuating demand and varies seasonally in certain regions. We also contract to hire temporary workers as needed to meet production goals.

    As of December 31, 2021, approximately 33% of our workforce is covered by collective bargaining agreements, and approximately 46% of these team members are included in collective bargaining agreements that expire within one year of December 31, 2021. We have not had any recent union-organized work stoppages in the United States, Canada or Mexico. We believe that we have good relationships with our team members and with the unions representing our team members.

Health and Safety

    We believe there is nothing more important than the health, safety and wellness of our team members; we believe this commitment is both a moral imperative and is fundamental to driving success in our business. We are committed to providing a safe and healthy working environment for our team members and are constantly looking for ways to improve our facilities and processes in order to better serve these goals. We also provide team members and their families with access to programs that promote their health and wellness, including wellness and disease prevention programs, employee assistance programs, and comprehensive health care benefits. In response to the COVID-19 pandemic, we implemented numerous policies and initiatives to assure that our team members, many of whom were essential infrastructure workers, could operate in an environment that promoted each individual’s health and safety, to provide paid leave and other benefits to employees directly impacted by the pandemic, and to allow those team members whose roles enabled them to work from home to do so. We have continued many of these policies and initiatives and are continuing to evaluate the need for such policies in the future.

Compensation and Benefits

    In order to attract, retain, and engage our team members to drive our success, we provide compelling compensation and benefit programs that are competitive in our markets. Our programs include a combination of some or all of the following: competitive market-based pay, bonuses, stock awards, defined contribution retirement plans with Company matching contributions, healthcare and insurance benefits, health savings and flexible spending accounts, wellness programs, company-paid life insurance, paid time off, family leave, employee assistance programs, tuition assistance, flexibility to allow work from home in certain situations including in response to the COVID-19 pandemic, reimbursement for some health and fitness programs, and many others. These benefits can vary in our Canada and Mexico locations based on local availability and regulations. We are committed to ensuring equal pay for equal work regardless of gender, race or ethnicity.

Talent Development

    We know that our continued success depends on our ability to engage with our team members and grow them into the future leaders our business needs. To that end, we have implemented robust learning management tools and training programs focused on developing our team members. Recent areas of focus have included implementation of a comprehensive program to develop skills for our sales professionals as well as development of a front-line leader training system for our plant-level supervisors. In addition, we periodically conduct a survey of our team members to determine where they are engaged and where we can improve.

Diversity and Inclusion

    One of our core values is respect for people, and that includes providing a workplace that is committed to valuing diversity and inclusion of people of all backgrounds, regardless of race, ethnicity, gender, age, religious belief, disability, sexual orientation, gender identity, or cultural background. As of December 31, 2021, underrepresented minorities (defined as those individuals who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races) represented 49.43% of our team members, and women represented approximately 9.7% of our workforce.

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

    Environmental pre-construction and operating permits are, or may be, required for certain of the Company’s operations, and such permits are subject to modification, renewal, and revocation. It is likely that we will be subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws, as well as laws enacted to reduce climate change. It is also likely that we will be required to make additional expenditures, which could be significant, relating to environmental matters such as pollution controls and carbon emissions, on an ongoing basis. As our operations involve, and have involved, the handling, transport and distribution of materials that are, or could be classified as, toxic or hazardous or otherwise as pollutants, there is some risk of contamination and environmental damage inherent in our operations and the materials and products we handle and transport. Consequently, we are subject to environmental laws that impose liability for historical releases of hazardous substances. We are also subject to a variety of health and safety laws and regulations dealing with occupational health and safety. Manufacturing sites can be inherently dangerous workplaces. Our sites often put our employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, and manufacturing processes, and highly regulated materials and there is inherent risk of related liabilities in our operations. See Item 1A. Risk Factors.

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

    Our consolidated financial statements include estimated liabilities for future costs arising from environmental issues relating to our properties and operations. As of December 31, 2021, the Company had accrued environmental liabilities of approximately $1.3 million. See Note 2 to the consolidated financial statements.

    We have been named as a potentially responsible party, or PRP, at sites identified by the EPA or state regulatory agencies for investigation and remediation under CERCLA, or comparable state statutes, generally referred to as Superfund sites, including Sylacauga, AL, North Birmingham, AL, Portland, OR and Chattanooga, TN. With respect to these Superfund sites for which we have received PRP notices, we are entitled to contractual indemnity from a third party, subject to the terms of the indemnity provisions contained in the relevant agreement. Our estimates of current liabilities factor in these indemnification rights and our assessment of the likelihood that the indemnitor will fulfill its obligations with respect to liabilities relating to such sites. To date, the indemnifying party has been fulfilling its indemnification obligation with respect to those Superfund sites, and we have no reason to believe it will not continue to do so. However, in the future, we can provide no assurance that the indemnifying party will continue to honor its obligations, or that the existing indemnities will be sufficient to cover the liabilities for such matters.

Available Information

    Our web site address is www.forterrabp.com. Information contained on our website or connected thereto does not constitute a part of this Annual Report on Form 10-K or any other filing we make with the Securities and Exchange Commission, or the SEC. We make available on this web site under the “Investor Relations” section, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-

K, and amendments to those reports, as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the SEC. The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Ethics, and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our Board of Directors.

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

Production, Supply Chain and Systems Related Risks

•Decreased availability or increases in the cost of raw materials could have a material adverse effect on us.
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
•We are subject to increasingly stringent environmental laws and regulations, and any failure to comply with any current or future laws or regulations could have a material adverse effect on us.
•Climate change and climate change legislation or regulations may adversely impact our business.
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

The construction industry and related markets are cyclical and have in the past been, and may in the future be, materially and adversely affected by general economic and global financial market conditions. These factors impact not only our business, but those of our customers and suppliers as well. This influence is true with respect to macroeconomic factors within North America, particularly within our geographic footprint in the United States and Eastern Canada. For example, in 2008, residential construction and non-residential construction activity dipped to historically low levels during the financial crisis. As a result, demand for many of our products dropped significantly. More recently, the COVID-19 pandemic has impacted global supply chains, including pricing and availability of many of the materials used in residential construction. Continued supply chain issues within the construction industry could adversely affect demand for our products.

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

The markets in which we sell our products are highly competitive. We face significant competition from, depending on the segment or product, domestic and imported products produced by local, regional, national and international building product manufacturers, as well as privately owned single-site enterprises. Due in part to the costs associated with transporting our products to our customers, many of our sub-markets are relatively fragmented and include a number of regional competitors. Our competitors include Rinker Materials (a division of QUIKRETE) and Oldcastle Infrastructure (a division of CRH plc), as well as numerous regional and local competitors, in our Drainage Pipe & Products segment, and McWane, Inc. and American Cast Iron Pipe Company in our Water Pipe & Products segment.

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

In addition to pricing, we also compete based on service, quality, range of products and product availability. Our competitors may be positioned to provide better service, including faster delivery time on products, and thereby establish stronger relationships with customers and suppliers. Our competitors may also sell preferred products, improve the design and performance of their products, develop a more comprehensive product portfolio, be better positioned to influence end-user product specifications or introduce new products with competitive prices and performance characteristics. While the majority of our products are not subject to frequent or rapid stylistic changes, trends do evolve over time, and our competitors may do a better job of predicting market developments or adapt more quickly to new technologies or evolving customer requirements.

We also face competition from substitute and newly designed building products. For example, storm water pipe can be manufactured from concrete, steel, high-density polyethylene (HDPE), polypropylene (PP) or polyvinyl chloride (PVC) and potable water transmission infrastructure can be manufactured using HDPE or PVC. The market share of HDPE and PP pipe, which compete with gravity pipe and concrete pressure pipe for certain applications, and HDPE and PVC pipe, which compete with DIP for certain applications, have increased in recent years. Governments in the past have provided, and may continue in the future, to provide incentives that support or encourage, or in certain instances pass regulations that require, the consideration or use of substitute products with which we compete. Lower costs and pricing of substitute products may challenge our ability to achieve pricing for our products at a level that is consistent with our business plans. Some of the substitute products with which we compete may also offer longer warranties than our typical product warranty, and we may face competitive pressures to offer longer warranties on our products, which could increase our exposure to claims in future years or cause us to lose business. Additionally, new construction techniques and materials will likely be developed in the future. Increases in customer or market preferences for any of these products could lead to a reduction in demand for our products, limit our ability to raise prices or otherwise adversely impact our competitive position.

Any failure by us to compete on price or service, to develop successful products and strategies or to generally maintain and improve our competitive position could have a material adverse effect on our business, financial condition and results of operations.

Changes in construction activity levels in Texas could have a material adverse effect on us.

We currently conduct a significant portion of our business in Texas, which we estimate represented approximately 18% and 18% of our 2021 and 2020 net sales, respectively. Government-funded infrastructure spending, as well as residential and non-residential construction activity in each of these areas has declined from time to time, particularly as a result of slow economic growth, whether in the energy industry or otherwise. Local economic conditions depend on a variety of factors, including national economic conditions, local and state budgets, infrastructure spending and the impact of federal cutbacks. In addition, Texas is susceptible to severe weather and flooding, which can interrupt, delay or otherwise impact the timing of projects. Any decrease in construction activity in Texas could have a material adverse effect on our business, financial condition and results of operations.

A tightening of mortgage lending or mortgage financing requirements or other reductions in the availability of consumer credit or increases in its cost could have a material adverse effect on us.

We depend on net sales generated from residential construction activity. Most home sales in the U.S. and Eastern Canada are financed through mortgage loans, and a significant percentage of renovation and other home repair activity is financed either through mortgage loans or other available credit. To the extent that the economy experiences a cyclical downturn, the financial position of many consumers may be impacted and financial institutions may tighten their lending criteria, as occurred after the 2008 financial crisis, each of which can and did contribute to a significant reduction in the availability of consumer credit and result in a significant reduction in total new housing starts in the U.S. and consequently, a reduction in demand for our products in the residential sector. Similarly, the rate of interest payable on any mortgage or other form of credit will have an impact on the cost of borrowing. While base rates have remained relatively low in recent years, U.S. central bank authorities have indicated an intent to raise such rates in response to inflationary pressures on the economy during 2022, which would increase the cost of borrowing, making the purchase of a home less attractive, which could reduce the number of new housing starts in the U.S. and Eastern Canada. Any future tightening of mortgage lending or other reductions in the availability of consumer credit or increases in its cost, including as a result of rising interest rates and inflation, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

Our business, results of operations, financial condition, cash flows and stock price have been and in the future may be adversely affected by the COVID-19 pandemic.

Our operations and business have been adversely affected and could in the future be materially and adversely affected, whether directly or indirectly, by the COVID-19 pandemic and the resulting weakening of economic conditions in the United States and eastern Canada. Local, state, provincial and federal governmental authorities initially responded to the pandemic by implementing increasingly stringent measures in geographies where we operate to help control the spread of the virus, including restrictions on movement such as quarantines, “shelter in place,” “stay at home” orders, and travel restrictions, as well as restricting or prohibiting outright some or all forms of commercial and business activity, and other restrictions, including closures of school and childcare facilities. Certain states also enacted regulations that authorize local officials to close businesses where there if a lack of safety precautions in place or signs that transmission of the virus at the workplace has occurred. Although we were and have continued to be categorized as “essential” and therefore permitted to operate our facilities consistent with applicable local, state, provincial and federal orders, any changes in these governmental orders, including the imposition of new orders, changes to the extent or the duration thereof, or any further, more severe, actions taken by governmental authorities or that we may choose to take whether required or not could have a material adverse effect on our operations.

Our customers have been and could continue to be negatively impacted by the COVID-19 pandemic, including as a result of project delays and other adverse impacts on demand, which could result in adverse impacts on our sales and have a material adverse effect on our business, results of operations and financial condition. Similarly, our suppliers and other parts of our supply chain have experienced and could continue to experience disruptions and other adverse impacts as a result of the pandemic that could cause us to be unable to obtain key raw materials and supplies on a timely or cost-effective basis, or in some cases, at all, any of which could result in our being unable to service our customers’ demands, and adversely affect our business and results of operations. For example, prices for certain of our raw material costs, including costs for scrap metal, steel, cement, as well as other key materials needed in smaller amounts to produce and sell our products, such as coke, nitrogen gas, rubber gaskets, and magnesium ferrosilicon, which have historically fluctuated depending on, among other things, overall market supply and demand and general business conditions, were negatively impacted by both global and industry-wide supply chain disruptions, resulting in increases to our costs of goods sold and disruption in supply for some materials in certain of our areas. We have also encountered issues regarding timely receipt and in some cases availability of certain of these raw materials.

The COVID-19 pandemic, including any actions we have taken in response, has disrupted our internal operations, including by heightening the risk that a significant portion of our workforce will suffer illness or otherwise not be permitted or be unable to work, and required that certain of our employees work remotely, which has heightened certain risks, including those related to cybersecurity and internal controls. For example, during the second quarter of 2020, a small number of employees tested positive for COVID-19, which required us to temporarily close a small number of our manufacturing facilities, and throughout 2021 we experienced increasing numbers of employees who tested positive for COVID-19 and were required to quarantine, which impacted our ability to operate our facilities efficiently. Additionally, we cannot predict whether these conditions and concerns will continue or whether we will experience more significant or frequent disruptions in the future, including the complete closure of one or more of our facilities, which could cause delays in our ability to produce and deliver products to our customers and cause us to suffer reputational harm and incur penalties and other types of damages if we are not able to meet contractual obligations. In addition, in the event demand for our products is significantly reduced as a result of the COVID-19 pandemic and related economic impacts, we may need to assess different corporate actions and cost-cutting measures, including reducing our workforce or closing one or more facilities, and these actions could cause us to incur costs and expose us to other risks and inefficiencies, including whether we would be able to rehire our workforce or recommence operations at a given facility if our business experiences a subsequent recovery. A prolonged period of generating lower cash from operations or other pressures on our liquidity could adversely affect our financial condition, the achievement of our strategic objectives or require us to seek additional capital, which may not be available on favorable terms or at all.

The COVID-19 pandemic also adversely affected economies worldwide and significantly disrupted financial and other capital markets, causing a significant deceleration of economic activity. The continuing impact of this outbreak on the U.S. and world economies is uncertain and, depending on the severity of future strains, the impact of responsive government measures and the efficacy of vaccines and vaccine roll-outs, these adverse impacts could worsen, impacting all segments of the global economy, and result in a significant recession or worse. Although we initially took certain precautionary measures to preserve liquidity, including borrowing under our ABL Facility and suspending non-essential capital expenditures, we have since ended these measures, repaid the amounts borrowed under the ABL Facility and caught up on capital projects that were initially delayed early in the pandemic.

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

Our business is dependent on certain key customers. In 2021 and 2020, Core & Main, our largest customer accounted for 18% and 16% of our net sales, respectively. As is customary in our industry, we do not enter into long-term contracts with many of our customers. As a result, our customers could stop purchasing our products, reduce their purchase levels or request reduced pricing structures at any time. We may therefore need to adapt our manufacturing, pricing and marketing strategies in response to a customer who may seek concessions in return for its continued or increased business. In addition, a macroeconomic downturn or any other cause of consolidation in the U.S. homebuilding industry or among our other customers, as occurred in the aftermath of the 2008 financial crisis when a number of smaller businesses went out of business or were acquired, can significantly increase the market share and bargaining power of a limited number of customers and give them significant additional leverage to negotiate more favorable terms and place greater demands on us. A loss of one or more customers or a meaningful reduction in their purchases from us or further consolidation within our end markets could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2021, we had accrued approximately $1.3 million for environmental liabilities. Additionally, we cannot completely eliminate the risk of future contamination. Any costs or other damage related to existing or future environmental laws, regulations or permits or any violations thereof could expose us to significant financial losses as well as civil and criminal liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations.

Climate change and climate change legislation or regulations may adversely impact our business.

Many of our products, particularly in our Drainage Pipe & Products segment, are made from or use concrete, which utilizes Portland cement as a raw material, a material whose manufacturing process involves the emission of carbon dioxide, a greenhouse gas that scientists have attributed as a cause of climate change. Our products are also heavy and require transportation from our facilities to the site where they are used, which consumes energy. A number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory changes in response to the potential effects of climate change, which could lead to additional legislative and regulatory changes in those countries, including by means of required reporting of greenhouse gas emissions, the use of alternative fuels, the use of carbon credits (including a "cap and trade" system) and/or a carbon tax. The U.S and Canada have agreed to the Paris Agreement, in connection with the United Nations Framework Convention on Climate Change, in which the signatories aim to reduce greenhouse gas emissions, or GHGs, as soon as possible and achieve a position of net zero GHGs by 2050. In the U.S., President Biden has stated his commitment to taking action to address climate change, including by rejoining the Paris Agreement, announcing goals to achieve a 50-52% reduction in GHGs from 2005 levels by 2030, a whole-of-government initiative supported by his National Climate Task Force, and by issuing various executive orders addressing climate change policy, including an executive order in December 2021 directing the federal government to achieve net-zero greenhouse gas emissions by 2050. Based on this focus, it is possible that environmental regulators and other agencies may use their rule-making authority and procurement decisions to further address climate change Although it is uncertain at this time precisely what actions various governmental bodies will take early to address the effects of climate change and to achieve the goals outlined in various agreements, including in what timeframe those actions would be implemented, it seems clear that changes to regulate carbon emissions are a key focus for the Biden Administration and other governmental entities, including California, which has had a cap and trade system in place since 2012. In light of the uncertainty around what regulations will be implemented, we cannot at this time reasonably predict what the costs of any future compliance requirements may be, but it is likely our costs will increase in relation to any climate change legislation and regulation concerning greenhouse gases, which could have an adverse effect on our future financial position, results of operations or cash flows.

Climate change may also have adverse physical or financial impacts on our business to the extent that it causes more severe or more frequent major storm events, flooding, drought-induced wildfires, or other shifts in weather patterns. Increases in the intensity and frequency of acute weather events have been linked to climate change, and this risk may increase to the extent global warming continues or is unabated. These types of extreme weather events may include disruptions to operations or production, disruptions to supply chains or damage to our physical plants, which could lead to reduced financial performance of our business.

In addition, regardless of whether governmental bodies enact legislation to address climate change and reduce GHGs, the public perception of carbon-intensive industries may change adversely over time and additional focus on environmental, social and governance issues by the public and/or investors may harm our business as it could damage our reputation, require us to expend resources in reducing our net carbon emissions, or reduce demand for our products, which could adversely impact our results of operations and cash flows.

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

Production, Supply Chain and Systems Related Risks

Decreased availability or increases in the cost of raw materials could have a material adverse effect on us.

Our ability to offer our products to our customers is dependent upon our ability to obtain adequate supplies of raw materials at reasonable costs, such as cement, aggregate, steel and scrap iron. Raw material prices for certain raw materials that are key to our products, such as steel and scrap metal, have been volatile in recent years, and the cost of some of our most critical raw materials was significantly increased in 2021 over prior years as the demand for such raw materials was significantly inflated. Increased demand for these materials could lead to the continued In addition, changes in trade policy can also impact the price and availability of raw materials. In particular, changes in U.S. trade policy, including the imposition of any tariffs by the U.S. or foreign governments, may negatively impact the availability and price of raw materials used in our production. In particular, in 2018 and 2019, the U.S. government imposed tariffs and quotas on certain imported steel articles, and other countries, such as Canada, have implemented retaliatory tariffs on certain U.S. imports, including steel. These actions resulted in increased prices for both U.S. and non-U.S. steel, one of our main raw material inputs, and the continued imposition of these tariffs, increases in tariff rates, additional tariffs on other goods, or further retaliatory actions from other governments may result in higher costs for us, and there can be no assurance we will be able to pass any of the increases in raw material costs directly resulting from the tariff to our customers. Such actions may also result in more difficulty or the inability to obtain needed materials.

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

Although we have agreements with our raw material suppliers, these agreements are generally terminable by either party on limited notice or contain prices that are based upon the volume of our total purchases. To the extent agreements with any of our raw material suppliers are terminated or we need to purchase additional raw materials in the open market, there can be no assurance that we could timely find alternative sources in reasonable quantities or at reasonable prices. Furthermore, given the global issues with supply chains caused by the ongoing COVID-19 pandemic, certain raw materials may be difficult to acquire at all or may be delayed in their delivery, which may cause delays in our ability to meet production schedule for our customers and timely deliver our products. In addition, sudden or unanticipated changes in sources for certain raw materials, such as cement, may require us to engage in testing of our products for quality assurance, which also could cause delays in our ability to meet our production schedule and timely deliver products. Changes in U.S. trade policy and reactions of other governments to those changes could also negatively impact the availability of certain raw materials, such as steel, as the demand for U.S. steel could increase as a result of these changes. The inability to obtain any raw materials or unanticipated changes with respect to our suppliers could negatively impact our ability to manufacture or deliver our products and to meet customer demands.

We are susceptible to raw material price fluctuations. In recent years, prices of the raw materials we use have at times fluctuated and may be susceptible to significant price fluctuations in the future. For example, in 2021, according to industry average prices, the costs of our scrap steel, a major input in DIP, were on average at least 50% higher than in 2020 and much higher than the average price of each of the prior five years. Because of the volatility of these prices, we cannot predict whether the trend of inflation will continue during 2022 and beyond. We have hedged our positions with respect to certain raw materials in the past and may do so in the future, but we currently have no hedging in place regarding our raw material needs and are therefore more susceptible to any short-term price fluctuations. We generally attempt to pass increased costs, including higher raw material prices and government imposed costs, on to our customers, but the timing between acceptance of a customer order and the purchase of raw materials needed to fulfill such order, pricing pressure from our competitors, the market power of our customers or other pricing factors may limit our ability to pass on such price increases. If we cannot fully-offset increases in the cost of raw materials through other cost reductions, or recover these costs through price increases or otherwise, we could experience lower margins and profitability, which could have a material adverse effect on our business, financial condition and results of operations.

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

We use significant amounts of energy, including electricity, natural gas and gasoline, in the manufacturing, transportation, distribution and sale of our products, and the related expense is significant. While we have benefited from the relatively low cost of electricity and natural gas in recent years, energy prices have been and may continue to be volatile and these reduced prices may not continue. Prices for such energy products may also increase due to global conflicts and actions taken in response to them. In addition, proposed or existing government policies, including those to address climate change by reducing greenhouse gas emissions or the effects of hydraulic fracturing could result in increased energy costs. In addition, factors such as international political and military instability, adverse weather conditions and other natural disasters may disrupt fuel supplies and increase prices in the future. Additionally, because we and other manufacturers in our industry are often responsible for delivering products to the customer, we are further exposed to increased energy prices as a component of our transportation costs. While we generally attempt to pass increased costs, including higher energy costs, on to our customers, pricing pressure from our competitors, the market power of our customers or other pricing factors may limit our ability to do so, and any increases in energy prices could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2021, approximately 33% of our workforce was covered by collective bargaining agreements, and approximately 46% of these employees were included in collective bargaining agreements that are due to expire within one year. If negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the union could take actions such as strikes, work slowdowns or work stoppages. Such actions at any one of our facilities could lead to a plant shut down or a substantial modification to employment terms, thereby causing us to lose net sales or incur increased costs. We have not had any recent union-organized work stoppages in the United States, Canada or Mexico; however, we have experienced one union organizing effort directed at our non-union employees in the past ten years. There can be no assurances there will not be additional union organizing efforts, strikes, work slowdowns or work stoppages in the future. Any such disruption, or other issue related to union activity, could have a material adverse effect on our business, financial condition and results of operations.

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

Labor shortages may impact our ability to hire skilled or unskilled workers with the necessary experience. For example, the reduction in demand for products in our industry during the financial crisis led to a number of both skilled and unskilled workers leaving our industry permanently, reducing an already limited pool of available and qualified personnel. In addition, the COVID-19 pandemic led to a decreased labor force size and participation rates, and we have observed an overall tightening and increasingly competitive labor market in many of our geographies, which causes increased costs to attract and retain qualified workers. Furthermore, if new or more restrictive immigration legislation is enacted at the federal level or in states in which we do business, or if existing regulations are interpreted or enforced differently, these changes could further tighten certain labor markets.

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

We have substantial debt and may incur additional debt. As of December 31, 2021, we had approximately $902.4 million of total debt. Our credit facility contains a number of significant restrictions and covenants that generally restrict our business and limit our ability to, among other things:

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

If we are required to refinance our indebtedness or otherwise incur additional indebtedness to fund strategic transactions or otherwise, any additional financing may not be available on terms favorable to us or at all. If, at such time, market conditions are materially different or our credit profile has deteriorated, the cost of refinancing our debt may be significantly higher than our indebtedness existing at that time, or we may not be able to refinance our debt at all. For example, our senior term loan matures in 2023 and, if interest rates continue to rise in the short- and longer-term, it could be more difficult and more expensive for us to refinance that debt as compared to the options that we would currently have. Any failure to meet any future debt service obligations or any inability to obtain any additional financing on terms acceptable to us or to comply therewith could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2021, our backlog totaled approximately $882.9 million. In accordance with industry practice, many of our contracts are subject to cancellation, reduction, termination or suspension at the discretion of the customer in respect of work that has not yet been performed. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog, but instead would collect revenues in respect of all work performed at the time of cancellation as well as all other costs and expenses incurred by us through such date. Projects can remain in backlog for extended periods of time because of the nature of the project, delays in execution of the project and the timing of the particular services required by the project. Additionally, the risk of contracts in backlog being canceled, terminated or suspended generally increases at times, including as a result of periods of widespread macroeconomic and industry slowdown, weather, seasonality and many of the other factors impacting our business. Many of the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog are based on estimates. Therefore, the timing of performance on our individual contracts can affect greatly our margins and hence, future profitability. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in any estimated profits.

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

Completion of the merger is subject to a number of closing conditions, including, among others, the expiration or termination of the waiting period under the Hart-Scot-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, including any agreement with the United States Department of Justice, or the DOJ, to delay the Merger, or the HSR Condition. The DOJ has indicated that it will require conditions on the proposed transaction, including requiring the disposition of certain assets held by us and/or Quikrete. We and Quikrete have each entered into definitive agreements with various third parties to dispose of certain assets in order to secure the DOJ's approval of the merger, or the Divestiture Agreements. There can be no assurances that the dispositions contemplated by the Divestiture Agreements will be acceptable to the DOJ or sufficient to obtain the DOJ's approval of the merger prior to the outside date contained in the merger agreement or by the outside dates contemplated in each of the Divestiture Agreements. Further, while the parties have agreed to use their respective reasonable best efforts to obtain the required regulatory approvals, Quikrete and its affiliates will not be required to take, or agree to take, certain actions with respect to assets, businesses or product lines of Quikrete or any of its subsidiaries, or the Company or any of its subsidiaries, accounting for more than $80 million of EBITDA for the 12 months ended December 31, 2020, as defined in and measured in accordance with the merger agreement. Therefore, Quikrete may not be required to agree to additional divestitures the extent that the DOJ requires divestitures beyond those currently contemplated by the Divestiture Agreements.

Each party’s obligation to consummate the merger is also subject to the absence of any order issued by any court of competent jurisdiction, other legal restraint or prohibition or any law enacted or deemed applicable by a governmental entity that prohibits or makes illegal the consummation of the merger; subject to certain qualifications, the accuracy of representations and warranties of the other party set forth in the merger agreement; and the performance by the other party in all material respects of its obligations under the merger agreement. Quikrete’s obligation to consummate the merger is also conditioned on, among other things, the absence of any material adverse effect, as defined in the merger agreement. In addition, the merger agreement may be terminated under certain specified circumstances, including if the merger has not been consummated on or before March 22, 2022, or the Outside Date. There is currently no assurance that the HSR Condition will be satisfied by the Outside Date. As a result, we cannot assure you that the merger will be completed, or that, if completed, it will be exactly on the terms set forth in the merger agreement or within the expected time frame.

If the merger is not completed within the expected time frame or at all, we may be subject to a number of material risks and our business, financial condition and results of operations will be harmed. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the merger will be completed. We could be required to reimburse certain expenses of Quikrete or pay Quikrete a termination fee of $50.0 million if the merger agreement is terminated under specific circumstances described in the merger agreement. The failure to complete the merger may result in negative publicity and could negatively affect our relationship with our stockholders, employees, customers, suppliers and strategic partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement.

The merger agreement provides us with limited remedies in the event of a breach by Quikrete that results in termination of the merger agreement, including the right to a reverse termination fee payable under certain specified circumstances, as described in the merger agreement. We cannot assure you that a remedy will be available to us in the event of such a breach or that the damages we incur in connection with such breach will not exceed the amount of the reverse termination fee.

Our business is subject to restrictions while the merger is pending.

The merger agreement restricts the conduct of our business prior to the completion of the merger or termination of the merger agreement, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Quikrete’s prior written consent. The restrictions on our business activities include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures above specified levels, amend our organizational documents and incur indebtedness above specified levels. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding in a timely and effective manner to competitive pressures and industry developments, any of which could adversely affect our business, and financial condition and results of operations.

The pendency of the merger may disrupt business relationships, lead to employee departures, or otherwise adversely affect our business.

The pendency of the merger and our efforts to complete the merger could create uncertainty surrounding and significantly disrupt our business. Uncertainty regarding our future could adversely affect our relationship with existing and potential customers, suppliers, vendors, strategic partners or others that deal with us. For example, clients and other counterparties may delay or defer decisions concerning entering into contracts or otherwise working with us, seek to change our existing business relationships or consider doing business with other companies rather than us. Competitors may also target our customers by highlighting potential uncertainties and other risks related to the merger. The pendency of the merger may also divert management’s attention and resources towards completing the merger and preparing for integration actives and away from ongoing business and operations. Uncertainty as to whether the merger will be completed may also affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the merger is pending because employees may experience uncertainty about their roles following the merger. These risks and the resulting adverse effects on business, financial condition and results of operations could be exacerbated by any delays in completion of the merger or termination of the merger agreement.

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

Litigation by purported stockholder plaintiffs and others is common in connection with public company acquisitions, regardless of the merits of these claims. While certain lawsuits with respect to the merger were previously filed by stockholder plaintiffs and subsequently dismissed, any additional legal proceedings filed in connection with the merger could delay or prevent the merger from becoming effective. For example, the conditions to closing the merger include the absence of any order, injunction or other judgment issued by any court of competent jurisdiction, other legal restraint or prohibition or any law enacted or deemed applicable by a governmental entity that prohibits or makes illegal the consummation of the merger and, if a settlement or other resolution is not reached in any merger-related lawsuit in which a claimant secures injunctive or other relief having the effect of making the merger illegal or otherwise prohibiting completion of the merger, then the merger may not be completed in a timely manner or at all. Moreover, any litigation could be time consuming and expensive and could divert management’s attention away from our regular business, any of which could adversely affect our business, financial condition and results of operations.

The merger agreement prohibits us from affirmatively seeking other acquisition proposals that may be superior to the merger.

The merger agreement prohibits us from engaging in any further discussions or solicitations regarding an alternative potential acquisition of the Company. This provision prevents us from affirmatively seeking offers from other possible acquirers that may be superior to the pending merger. Further, under the terms of the merger agreement, we may be required to pay Quikrete a termination fee of $50.0 million under specified conditions, including in the event Quikrete terminates the merger agreement for specified reasons and, within 12 months thereafter, we have consummated an acquisition proposal, as defined in the merger agreement, or entered into a definitive agreement regarding an acquisition proposal that is ultimately consummated. If the merger agreement is terminated under circumstances where the termination fee is potentially payable by the Company, this payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us, and could discourage a third party from making a competing acquisition proposal following the termination of the merger agreement.

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
•new legislation or other regulatory developments that adversely affect us, our markets or our industry; and
•the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger agreement or delay in consummating the Merger.

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

Lone Star beneficially owns approximately 51.9% of our outstanding common stock. As a result of this concentration of stock ownership, Lone Star acting on its own has sufficient voting power to effectively control all matters submitted to our stockholders for approval, including director elections and proposed amendments to our bylaws or certificate of incorporation. Five of the nine members of our board of directors are employees or affiliates of Lone Star.

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

Lone Star beneficially owns approximately 51.9% of our outstanding shares of common stock. The shares held by Lone Star and all shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act of 1933, as amended, or the Securities Act. In December 2019 we registered the shares of common stock beneficially owned by Lone Star pursuant to the terms of a registration rights agreement and these shares are now generally freely tradeable in the public market, subject to applicable securities laws. Unless the shares owned by any of our other affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. Any sale by Lone Star or other affiliates or any perception in the public markets that such a transaction may occur could cause the market price of our common stock to decline materially.

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

We expect that the payments we make under the tax receivable agreement could be substantial. For the years ended December 31, 2021 and December 31, 2020, we paid $8.3 million and $13.1 million, respectively, on our tax receivable agreement to Lone Star. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full tax benefits subject to the tax receivable agreement, we currently estimate that future payments under the agreement will aggregate to approximately $55.9 million. This amount excludes any payments that may be made to Lone Star under the tax receivable agreement as a result of tax benefits recognized in connection with payments under the LTIP and, thus, the actual payments we ultimately are required to make under the tax receivable agreement could be greater, potentially materially greater, than these amounts. These payment obligations are our obligations and are not obligations of any of our subsidiaries. Furthermore, these payment obligations are not conditioned upon Lone Star maintaining a continued direct or indirect ownership interest in us. The actual utilization of Covered Tax Benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

    We operate a broad network of 80 active manufacturing facilities in the United States, including 10 fabrication plants. We also have three manufacturing facilities in Canada and one in Mexico. Our headquarters is located in Irving, Texas.

    The following tables set forth certain information regarding our active manufacturing facilities:

Facility Name	City	State/Province	Ownership

Drainage Pipe & Products (65 plants)
Caldwell	Caldwell	Idaho	Owned

Facility Name	City	State/Province	Ownership
Salt Lake City	Salt Lake City	Utah	Owned
Pelham (2 plants)	Pelham	Alabama	Owned
El Mirage	El Mirage	Arizona	Leased
West Memphis	West Memphis	Arkansas	Leased
Florin Road (2 plants)	Sacramento	California	Leased
Deland Precast	Deland	Florida	Leased
Green Cove Springs	Green Cove Springs	Florida	Owned
Gretna	Gretna	Florida	Leased
Marianna	Marianna	Florida	Leased
Winter Haven Pipe	Winter Haven	Florida	Leased
St. Martinville	St. Martinville	Louisiana	Leased
Como	Como	Mississippi	Owned
Prentiss (2 plants)	Prentiss	Mississippi	Owned
Columbus (2 plants)	Columbus	Ohio	Leased
Austin Pipe	Austin	Texas	Leased
Cedar Hill Pipe	Cedar Hill	Texas	Leased
Grand Prairie (2 plants)	Grand Prairie	Texas	Leased
Jersey Village (3 plants)	Houston	Texas	Leased
Waco	Hewitt	Texas	Leased
Waxahachie (2 plants)	Waxahachie	Texas	Owned
Ottawa	Gloucester	Ontario	Leased
Cambridge	Cambridge	Ontario	Leased
Lexington	Lexington	Kentucky	Leased
Louisville	Louisville	Kentucky	Leased
Billings	Billings	Montana	Leased
Bonner Springs	Bonner Springs	Kansas	Leased
Cedar Rapids	Cedar Rapids	Iowa	Owned
Des Moines	Des Moines	Iowa	Leased
Elk River (4 plants)	Elk River	Minnesota	Leased
Hawley	Hawley	Minnesota	Leased
Independence	Independence	Missouri	Owned
Helena	Helena	Montana	Leased
Humboldt	Humboldt	Iowa	Owned
Iowa Falls	Iowa Falls	Iowa	Leased
Lawrence	Lawrence	Kansas	Owned
Marshalltown	Marshalltown	Iowa	Leased
West Des Moines	West Des Moines	Iowa	Leased
Menoken	Menoken	North Dakota	Leased
Mitchell	Mitchell	South Dakota	Owned
Plattsmouth	Plattsmouth	Nebraska	Leased
Rapid City	Rapid City	South Dakota	Leased
Henderson (2 plants)	Henderson	Colorado	Leased
Grand Junction	Grand Junction	Colorado	Leased

Facility Name	City	State/Province	Ownership
Lubbock	Lubbock	Texas	Owned
Mineral Wells	Mineral Wells	Texas	Owned
San Antonio	San Antonio	Texas	Owned
Stacy	Stacy	Minnesota	Owned
Riverside (2 plants)	Menifee	California	Leased
Bio Clean	Oceanside	California	Leased
St. Eustache Pressure Pipe	St. Eustache	Quebec	Owned
Bar Nunn	Bar Nunn	Wyoming	Owned

Water Pipe & Products (15 plants)
Bessemer (2 plants)	Bessemer	Alabama	Leased
Mini Mill	Bessemer	Alabama	Leased
Union City	Union City	California	Owned
Lynchburg	Lynchburg	Virginia	Owned
Monterrey, Mexico	Monterrey	Mexico	Owned
Rogers	Rogers	Minnesota	Leased
Ottawa	Ottawa	Kansas	Leased
Marysville	Marysville	California	Leased
Warren	Warren	Oregon	Leased
Ephrata	Ephrata	Pennsylvania	Leased
Phoenix	Phoenix	Arizona	Leased
Orlando	Orlando	Florida	Leased
Gainesville	Gainesville	Georgia	Leased
San Antonio	San Antonio	Texas	Leased

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

Derivative Action

On January 15, 2019, a putative shareholder derivative complaint captioned Lee v. Bradley, et al., was filed in the United States District Court for the District of Delaware, naming as defendants certain of our current and former directors and officers, or the Lee Action. The complaint alleges the defendants violated Section 14A of the Securities and Exchange Act of 1934, as amended, and related rules by failing to make certain disclosures in our proxy solicitation in advance of the 2017 Annual Meeting of Stockholders, and that defendants breached their fiduciary duties, wasted corporate assets, and committed constructive fraud. The complaint also asserts unjust enrichment claims against certain defendants. The complaint seeks, on behalf of the Company, unspecified damages, an order directing the return of certain payments to the defendants, certain injunctive relief, and reasonable costs and attorneys' fees. After initially staying the case until the court in a prior, unrelated shareholder class action that has now been settled ruled on the motion to dismiss in that case, on December 11, 2019, the court in the Lee Action entered a Stipulation and Order consolidating the Lee Action and another derivative action filed in the same court into a single case, or the Consolidated Lee Action, and providing a schedule for filing of an amended complaint and motions to dismiss, which has been further extended by agreement of the parties. Plaintiffs filed an amended complaint in August 2020 and Defendants filed a motion to dismiss the complaint in September 2020, which is now fully briefed and before the court. In light of the pending merger of the Company with an affiliate of Quikrete Holdings, Inc., the parties have agreed to stay the action, and the Court has entered an order staying the action until the later of the date the merger is completed or April 1, 2022, unless the merger agreement is terminated, in which case the parties must inform the court. and a decision is expected in the coming months.

    We and other defendants are vigorously defending the Consolidated Lee Action. Given the stage of the proceedings, we cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Consolidated Lee Action. See Note 16 to our consolidated financial statements.

Merger-Related Litigation

On March 24, 2021, Anand Choudhuri, a purported owner of Forterra common stock brought a lawsuit against the Company and each of the members of its Board of Directors in the U.S. District Court for the Southern District of New York, or the Choudhuri Action. The plaintiff alleges, among other things, that the directors breached their fiduciary duties by entering into the Merger Agreement through an unfair process and for inadequate compensation, and that the Information Statement filed by the Company to explain the Merger to its stockholders, or the Merger Information Statement, omits material information related to the sales process, our financial projections, and Citigroup Global Markets Inc.’s, or Citi's, analysis of the proposed transaction reflected in the Merger Agreement, in violation of the federal securities laws and seeks to enjoin the Merger and/or damages in an unspecified amount.

On March 31, 2021, Christopher Jones, a purported owner of Forterra common stock brought a lawsuit against the Company and each of the members of its Board of Directors in the U.S. District Court for the District of Colorado, or the Jones Action. The plaintiff alleges, among other things, that defendants violated federal securities laws by failing to disclose certain information in the Merger Information Statement, the Company’s financial projections, and Citi's analysis of the proposed transaction reflected in the Merger Agreement and seeks to enjoin the Merger and/or damages in an unspecified amount.

On April 1, 2021, Adam Franchi, a purported owner of Forterra common stock brought a lawsuit against Forterra and individual members of the Board of Directors in the U.S. District Court for the District of Delaware, or the Franchi Action, collectively, the Choudhuri Action, the Jones Action and the Franchi Action are the Merger-Related Litigation. The plaintiff in the Franchi Action alleges, among other things, that defendants violated federal securities laws by failing to disclose certain information in the Merger Information Statement, the Company’s financial projections, and Citi's analysis of the proposed transaction reflected in the Merger Agreement and seeks to enjoin the Merger and/or damages in an unspecified amount.

We filed supplemental disclosures relating to the Merger Information Statement which further explained the proposed transaction that is contemplated by the Merger Agreement. Following the supplemental disclosure filings, in late April 2021 each of the three cases was voluntarily dismissed by the applicable plaintiff, and it is expected that the plaintiffs in these actions may seek compensation for their expenses and attorneys' fees. Given the stage of the proceedings, we cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the Merger-Related Litigation.

In addition, certain stockholders have informed us that they will seek to exercise their appraisal rights under Delaware law with respect to their shares. No further action has been taken by these stockholders to date.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on Nasdaq under the ticker symbol “FRTA.” As of February 25, 2022, there were 3 stockholders of record of our common stock. A substantially greater number of holders of Forterra's common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the Russell 2000 Index and a market-weighted index of Company-selected, publicly traded peer companies (the “Peer Group”) for the five years ended December 31, 2021. The graph assumes $100 was invested in each of the Company’s common stock, the Russell 2000 Index and the Peer Group as of the market close on December 31, 2016 and that all dividends were reinvested. The Peer Group consists of Summit Materials, Inc., Vulcan Materials Company, Martin Marietta Materials, Inc., Advanced

Drainage Systems Inc. and Mueller Water Products, Inc. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
Forterra
Peer Group
Russell 2000 Index

Cumulative Total Return
	As of December 31,
	2016	2017	2018	2019	2020	2021
Forterra	$100.00	$51.25	$17.36	$53.37	$79.36	$109.79
Peer Group	$100.00	$104.15	$79.03	$121.99	$131.36	$194.88
Russell 2000 Index	$100.00	$113.14	$99.37	$122.94	$145.52	$165.70

The information under the heading “Stock Performance Graph” shall not be deemed to be soliciting material or to be filed with the SEC or incorporated by reference into any SEC filings except to the extent the Company specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.

Item 6. [Reserved.]

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

Overview

Our Company

    We are a manufacturer of ductile iron pipe and concrete pipe and precast products in the United States and Eastern Canada for a variety of essential water-related infrastructure applications, including water transmission, distribution and drainage. Our manufacturing and distribution network allows us to serve most major U.S. and Eastern Canadian markets. We operate 80 active manufacturing facilities and currently have additional manufacturing capacity available in both of our segments, providing room to increase production to meet short-cycle demand with minimal incremental investment. These facilities and our distribution network provide us with a local presence and the necessary proximity to our customers to minimize delivery time and distribution costs to the markets we serve.

Quikrete Merger Agreement and the Related Divestitures

On February 19, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Quikrete Holdings, Inc., a Delaware corporation, or Quikrete, and Jordan Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Quikrete, or Merger Sub. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into the Company, or the Merger, with us surviving the Merger as a wholly-owned subsidiary of Quikrete.

Pursuant to the Merger Agreement, at the effective time of the Merger, or the Effective Time, each issued and outstanding share of common stock of ours (other than (i) any shares held in the treasury of us or owned, directly or indirectly, by Quikrete, Merger Sub or any wholly-owned subsidiary of us immediately prior to the Effective Time, (ii) shares that are subject to any vesting restrictions, or the Company Restricted Shares, granted under our stock incentive plans, or the Company Stock Plans, and (iii) any shares owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be automatically canceled and converted into the right to receive $24.00 in cash, without interest, or Merger Consideration, subject to deductions for any required withholding tax.

Each party’s obligation to consummate the Merger is subject to certain conditions, including, among others: (i) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) the absence of any order issued by any court of competent jurisdiction, other legal restraint or prohibition or any law enacted or deemed applicable by a governmental entity that prohibits or makes illegal the consummation of the Merger; (iii) the passing of twenty (20) days from the date on which we mail to our stockholders the Information Statement (as defined below) in definitive form; (iv) subject to certain qualifications, the accuracy of representations and warranties of the other party set forth in the Merger Agreement; and (v) the performance by the other party in all material respects of its obligations under the Merger Agreement. Quikrete’s obligation to consummate the Merger is also conditioned on, among other things, the absence of any Material Adverse Effect (as defined in the Merger Agreement).

Entry into the Merger Agreement was unanimously approved by our board of directors.

The Merger Agreement includes customary representations, warranties and covenants of us, Quikrete and Merger Sub. Among other things, we have agreed to use commercially reasonable efforts to conduct its business in the ordinary course of business consistent with past practice and use commercially reasonable efforts to preserve intact its businesses until the Merger is consummated. We and Quikrete have also agreed to use their respective reasonable best efforts to obtain any approvals from governmental authorities for the Merger, including all required antitrust approvals, on the terms and subject to the conditions set forth in the Merger Agreement, provided that Quikrete and its affiliates will not be required to take, or agree to take, certain actions with respect to assets, businesses or product lines of Quikrete or any of its subsidiaries, or we or any of its subsidiaries, accounting for more than $80 million of EBITDA (as defined in the Merger Agreement) for the 12 months ended December 31, 2020, measured in accordance with the Merger Agreement.

The Merger Agreement contains certain provisions giving each of Quikrete and us rights to terminate the Merger Agreement under certain circumstances, including the right for either Quikrete or us to terminate the Merger Agreement if the Merger has not been consummated on or before November 19, 2021, which date will be automatically extended for up to two additional 60-day periods in specified circumstances as described in the Merger Agreement, or the Outside Date. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Quikrete a termination fee of $50 million. The Merger Agreement further provides that Quikrete will be required to pay us a reverse termination fee of $85 million under certain circumstances if the Merger Agreement is terminated due to the failure of the parties to obtain required approvals under Antitrust Laws (as defined in the Merger Agreement) prior to the Outside Date or as a result of a Restraint (as defined in the Merger Agreement) arising under applicable Antitrust Laws.

If the Merger is consummated, the shares of Common Stock will be delisted from the Nasdaq Stock Market LLC and deregistered under the Securities Exchange Act of 1934, as amended or the Exchange Act.

In order to address some of the divestitures anticipated to be required by the DOJ to satisfy the HSR Condition, on November 24, 2021, Forterra Pipe & Precast, LLC, a Delaware limited liability company and wholly owned subsidiary of us, or FP&P, entered into a Membership Interest Purchase Agreement, or the Eagle Purchase Agreement, with Eagle Corporation, a Virginia corporation, or Eagle, and Quikrete.

Pursuant to the terms and subject to the conditions set forth in the Eagle Purchase Agreement, contemporaneously with the closing of the Merger and the other transactions contemplated by the Merger Agreement, Eagle will purchase FP&P’s 50% equity interest in Concrete Pipe & Precast, LLC, or CP&P, a joint venture with Eagle, or the CP&P Sale, for a purchase price of $105,000,000 (subject to certain adjustments as described in the Eagle Purchase Agreement). Consummation of the CP&P Sale is subject to customary closing conditions, including, among others, the consummation of the Merger and approval by the DOJ.

The Eagle Purchase Agreement contains certain termination rights for FP&P and Eagle, including, among others, the right to terminate the Eagle Purchase Agreement (i) by either party if the CP&P Sale has not occurred by March 22, 2022, which date may be extended under certain circumstances described in the Eagle Purchase Agreement, (ii) by either party in the event of the issuance of a final and non-appealable governmental order that prohibits the CP&P Sale or if FP&P notifies Eagle that (x) the Merger is not occurring or (y) the Merger Agreement has been terminated and (iii) by FP&P if FP&P determines in good faith in its reasonable discretion that the DOJ is not likely to approve the CP&P Sale and the Merger.

In addition, in order to address some of the divestitures anticipated to be required by the DOJ to satisfy the HSR Condition, on December 13, 2021, FP&P entered into an Asset Purchase Agreement, or the Foley Asset Purchase Agreement, with Hydro Conduit, LLC d/b/a Rinker Materials, a Delaware limited liability company and an affiliate of Quikrete, or Rinker, and Foley Products Company, Inc., a Georgia corporation, or Foley.

Pursuant to the terms and subject to the conditions set forth in the Foley Asset Purchase Agreement, contemporaneously with the closing of the Merger and the other transactions contemplated by the Merger Agreement, FP&P and Rinker will each sell to Foley certain assets and liabilities associated with reinforced concrete pipe and precast plants, or the Asset Sale, for an aggregate purchase price of $95,000,000 (subject to certain adjustments described in the Asset Purchase Agreement). The assets being sold by FP&P include FP&P’s reinforced concrete pipe and precast plant located in St. Martinville, Louisiana. Consummation of the Asset Sale is subject to customary closing conditions, including, among others, the consummation of the Merger and approval by the DOJ.

The Asset Purchase Agreement contains specified termination rights for the FP&P and Rinker, or the Asset Sellers, and Foley, including, among others, the right to terminate the Asset Purchase Agreement (i) by either the Foley or the Asset Sellers if the Asset Sale has not occurred by March 22, 2022, which date may be extended under certain circumstances described in the Asset Purchase Agreement, (ii) by either Foley or the Asset Sellers in the event of the issuance of a final and non-appealable governmental order that prohibits the Asset Sale or if the Asset Sellers notify Foley that (x) the Merger is not occurring or (y) the Merger Agreement has been terminated and (iii) by the Asset Sellers if they determine in good faith in its reasonable discretion that the DOJ is not likely to approve the Asset Sale and the Merger.

Additionally, on February 16, 2022, the Company announced that Rinker had entered into an Asset Purchase Agreement, or the Oldcastle Asset Purchase Agreement, with Oldcastle Infrastructure, Inc., a Washington corporation, or Oldcastle, in order to address some of the divestitures anticipated to be required by the DOJ to satisfy the HSR Condition for the consummation of the Merger and the other transactions contemplated by the Merger Agreement. Pursuant to the terms and subject to the conditions set forth in the Oldcastle Asset Purchase Agreement, contemporaneously with or shortly after the closing of the Merger and the other transactions contemplated by the Merger Agreement, Rinker will sell to Oldcastle certain assets and liabilities associated with three reinforced concrete pipe plants located in the Dallas/Fort Worth, Houston, and San Antonio metropolitan areas, or the Oldcastle Asset Sale. Consummation of the Oldcastle Asset Sale is subject to customary closing conditions, including, among others, the consummation of the Merger and approval by the DOJ.

The Company and Quikrete continue to work with the DOJ to obtain the necessary consent to allow the parties to complete the Merger by the outside date of March 22, 2022, but whether such consent is obtained by the outside date is outside of the Company’s control. If such consent has not been obtained by the outside date, the parties will have the rights set forth in the Merger Agreement. For additional detail regarding the risks associated with the failure to close the Merger prior to the outside date, please refer to the “Risks Related to the Proposed Merger” set forth in “Risk Factors” in Part I, Item 1A of this Form 10-K.

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

COVID-19 Pandemic

    Beginning in mid-March 2019, local, state, provincial and federal authorities began issuing stay at home orders in response to the spread of the coronavirus disease 2019, or COVID-19, which has quickly spread throughout the United States and worldwide. These government-instituted restrictions, together with the economic volatility and uncertainty caused by the pandemic, have had a significant impact on the United States economy in general and certain parts of our end-markets in particular. Despite these events and the related uncertainty, we have continued to operate as an essential business under the government orders, and the COVID-19 pandemic has not materially affected our liquidity, financial results or business operations thus far. During the initial phase of the pandemic in the early part of the second quarter, we experienced temporary delays in certain projects, primarily related to governmental stay-at-home orders in place at that time and the reactions of certain customers to those orders, specifically in our residential end-markets. Late in the second quarter and continuing through 2020 and into 2021, as most states started gradually resuming their normal economic activities, there was some correction in these trends in the residential housing market.

    Since the onset of the COVID-19 pandemic, we have focused on protecting the health and safety of our team members while maintaining our operations, which have been deemed essential under relevant pandemic-related government regulations, and continuing to meet our customers’ needs. Although some of our team members have tested positive for COVID-19, and we encountered temporary closures of a small number of our manufacturing facilities in the second quarter of 2020 due to such cases or due to government mandate, these events have not had a significant impact on our operations or our ability to serve our customers' needs. We did however utilize the option under the CARES Act to defer the employer portion of the social security taxes that would otherwise have been due in 2020, with 50% paid in the third quarter of 2021 and the remaining 50% due by December 31, 2022.

During 2021, we saw improvements in our business conditions, however, we continued to see supply chain challenges as well as higher raw material, labor, and freight costs. The situation around the COVID-19 pandemic remains fluid because of the evolution of COVID-19 variants, and the extent of the ongoing impact on our business may be significant. However, due the fluidity and unprecedented and uncertain nature of the pandemic, we cannot predict the future impact of the COVID-19 pandemic may have on our business, or that of our customers, and participants in our supply chain, or on economic conditions generally, including the effects on infrastructure spending and other construction activity. The ultimate scope and extent of the effects of the COVID-19 pandemic are highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic may end.

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

Infrastructure Spending and Residential and Non-Residential Construction Activities

    A large proportion of our net sales in our Drainage Pipe & Products segment is generated through public infrastructure projects, which are driven by federal, state and provincial funding programs. In the U.S., federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. According to the Federal Reserve Bank, public investment in the U.S. infrastructure as a share of Gross Domestic Product has fallen by more than 40% since the 1960s. The World Economic Forum ranked the U.S. 13th when it comes to overall quality of infrastructure. In terms of the transportation infrastructure, more than 45,000 U.S.

bridges and 1 in 5 miles of roads are in poor condition, according to the American Society of Civil Engineers, or the ASCE.

A large proportion of our net sales in our Water Pipe & Products segment is generated through municipal infrastructure projects. The U.S. potable water infrastructure, especially the underground pipes that deliver drinking water to homes and businesses, is aging and in need of significant reinvestment. Like many of the roads, bridges, and other public assets on which the U.S. relies, most of the underground drinking water infrastructure was built 50 or more years ago, in the post-World War II era of rapid demographic change and economic growth. In some older urban areas, many water mains have been in the ground for a century or longer. Given its age, a large proportion of the U.S. water infrastructure is approaching, or has already reached, the end of its useful life. In some locations, improvements to water infrastructure are needed to comply with standards for drinking water quality. The ASCE estimates 240,000 water main breaks per year in the U.S. due to aging pipelines, wasting over two trillion gallons of treated drinking water. The underlying demand for municipalities to repair or replace their water systems depends on the status of the water systems and the availability of funding. With people spending more time at their homes in order to reduce the spread of the COVID-19 virus, it is even more critical to ensure the uninterrupted supply of clean water.

    In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, a $1.2 trillion investment in U.S. infrastructure, of which more than $100 billion is dedicated to upgrading aging bridges, highways and roads. In addition, more than $50 billion of the contemplated spending is dedicated to upgrading water infrastructure in the U.S. The law's increased federal funding for highways, roads, bridges, transit and water systems is expected to benefit the state and local governments, which undertake the bulk of public-sector investment in the U.S. The funding will allow these entities to maintain aging assets and clear project backlogs especially for projects which were delayed during the initial outbreak of the COVID-19 pandemic, as well as supporting economic activity and revenue growth.

A relatively smaller proportion of our products has been closely tied to residential construction and non-residential construction activity in the United States and Eastern Canada. Activity levels in these markets can be materially affected by general economic and global financial market conditions. In addition, residential construction activity levels are influenced by and sensitive to mortgage availability, the cost of financing a home (in particular, mortgage and interest rates), unemployment levels, household formation rates, residential vacancy and foreclosure rates, existing housing prices, rental prices, housing inventory levels, consumer confidence and government policy and incentives. During 2021, the residential construction activities continued recovering from the brief downturn during the initial outbreak of the pandemic in 2020, driven by improvements in economic activities, increased demand for single-family housing as more people work remotely, as well as historically low mortgage interest rates. Non-residential construction activity is primarily driven by levels of business investment, availability of credit and interest rates, as well as many of the factors that impact residential construction activity levels. See Item 1 “Business.”

Mix of Products

    We derive our revenues from both the sale of products manufactured to inventory, such as concrete drainage pipe and DIP, and highly engineered products which are made to order, such as precast concrete products and concrete pressure pipe. These two product categories differ in their dynamics. The mix of products our customers order is project driven and varies from period to period. We generally recognize revenue at the time of shipment of our products; however, for some of our highly engineered structural precast products, we recognize revenue on a percentage of completion method, which accounted for 1.7% of our total sales in 2021.

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

Average Selling Prices

    The average selling prices we are able to obtain for our products affect our results of operations and our margins. Our average selling price can vary by market location, particularly in our Drainage Pipe and Products segment, product mix, factors relating to supply and demand, and the actions of our customers and competitors. The average selling prices for our products increased in 2021 over the average selling prices we received in 2020 in both our Water and Drainage segments. For a discussion of changes to average selling price see the discussion by segment in “Results of Operations” below.

Cost of Goods Sold

    Costs of raw material and other inputs, supplies, labor (including contract labor), freight and energy constitute a large portion of our cost of goods sold, and fluctuations in the prices of these materials and inputs affect our results of operations and, in particular, our margins. Our primary raw materials in our Drainage Pipe and Products segment are cement, aggregates, and steel. We typically negotiate contracts with suppliers of these materials for one to three years, with prices subject to annual revisions. The primary input in our Water business is scrap steel, which we purchase on the spot market, and its costs can vary significantly from period to period. We do not generally hedge our raw material purchases but rather utilize our product pricing strategy to manage our exposure to fluctuations in our raw material costs. The costs of our raw materials increased significantly during 2021 over 2020, in particular the costs of steel and scrap steel.

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

Our Business Strategy

Our strategy is focused on continued execution of our five improvement pillars: health and safety of our team members, plant-level operational discipline, enhanced commercial capabilities, working capital efficiency, and general and administrative effectiveness. See Item 1 "Business" These pillars are designed to expand our product margin so that we can earn a full and fair return on the products we produce and the capital we deploy. We are also committed to strengthening our capital structure through a combination of working capital improvement, debt repayment and prudent investment in the business. Prudent investment in the business includes growth capital expenditures in projects and smaller acquisitions. Our near-term goal is to reduce our net leverage ratio to 3x-3.5x. After achieving that, we will cautiously evaluate our capital allocation plans going forward to maximize values to our stakeholders.

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

Results of Operations

Year Ended December 31, 2021 as Compared to the Year Ended December 31, 2020

Total Company

    The following table summarizes certain financial information relating to our operating results for the years ended December 31, 2021 and December 31, 2020 (in thousands).

Statements of Income Data:	Year ended December 31, 2021	Year ended December 31, 2020	% Change

Net sales	$1,858,270	$1,594,506	16.5%
Cost of goods sold	1,437,872	1,217,833	18.1%
Gross profit	420,398	376,673	11.6%
Selling, general and administrative expenses	(216,146)	(221,770)	(2.5)%
Impairment and exit charges	(645)	(2,511)	(74.3)%
Other operating income, net	13,763	1,409	876.8%
	(203,028)	(222,872)	(8.9)%
Income from operations	217,370	153,801	41.3%
Other income (expenses)
Interest expense	(74,976)	(79,890)	(6.2)%
Gain (loss) on extinguishment of debt	—	(12,256)	*
Earnings from equity method investee	12,592	11,291	11.5%
Income before income taxes	154,986	72,946	*
Income tax expense	(38,669)	(8,460)	*
Net income	$116,317	$64,486	80.4%
* Represents positive or negative change in excess of 100%

Net Sales

    Net sales for the year ended December 31, 2021 were $1,858.3 million, an increase of $263.8 million or 16.5% from $1,594.5 million for the year ended December 31, 2020. The increase was the combination of a $157.7 million increase in our in our Water Pipe & Products segment due to both higher average selling prices and higher shipment volumes, and a $106.1 million increase in our Drainage Pipe & Products segment mostly driven by higher shipment volumes.

Cost of Goods Sold

    Cost of goods sold for the year ended December 31, 2021 were $1,437.9 million, an increase of $220.1 million or 18.1% from $1,217.8 million for the year ended December 31, 2020. The increase in cost of goods sold was the combination of a $156.4 million increase in our Water Pipe & Products segment due to both higher raw material, labor, and freight costs and higher shipment volumes, and a $63.5 million increase in our Drainage Pipe & Products segment primarily due to higher shipment volumes. Specifically, for our Water Pipe & Products segment, the industry average cost of scrap metal increased by more than 50% year-over-year. In addition, unit freight and labor costs increased by more than 25% and 5% year-over-year, respectively.

Gross Profit

    Gross profit in the year ended December 31, 2021 was $420.4 million, an increase of $43.7 million, or 11.6%, from $376.7 million in the year ended December 31, 2020. Most of the increase in gross profit came from our Drainage Pipe and Products segment primarily driven by higher shipment volumes

Selling, General and Administrative Expenses

    Selling, general and administrative expenses in the year ended December 31, 2021 were $216.1 million, a slight decrease compared to $221.8 million in the year ended December 31, 2020.

Impairment and Exit Charges

    Impairment and exit charges in the year ended December 31, 2021 were $0.6 million, compared to $2.5 million in the year ended December 31, 2020. These charges in both years primarily related to plant closings undertaken for purposes of achieving operating efficiencies.

Other Operating Income, net

    Other operating income, net increased to $13.8 million in the year ended December 31, 2021, compared to $1.4 million in the year ended December 31, 2020. The increase was primarily due to $10.3 million of gains from disposal of properties, plant and equipment during the year as we continue optimizing our asset portfolio.

Interest Expense

    Interest expense in the year ended December 31, 2021 was $75.0 million, a decrease of $4.9 million, or 6.2%, from $79.9 million in the year ended December 31, 2020. Lower LIBOR and lower average outstanding term loan balances year-over-year contributed a $12.3 million decrease in interest expenses, which was partially offset by $6.3 million impact of a full year of interest expense on the $500 million senior secured notes that were issued in July 2020.

Gain (loss) on extinguishment of debt

Loss on extinguishment of debt in the year ended December 31, 2020 was $12.3 million. There was no loss on extinguishment of debt in the year ended December 31, 2021. The loss in 2020 was primarily driven by the write-off of the deferred debt issuance cost of $13.1 million associated with our $612.5 million term loan prepayment at par with the proceeds from the offering of our Senior Notes and cash on hand, slightly offset by a gain from our $83.5 million open-market term loan repurchases at small discounts.

Income Tax Expense

    Income tax expense in the year ended December 31, 2021 was $38.7 million, an increase of $30.2 million from an income tax expense of $8.5 million in the year ended December 31, 2020. The change is primarily due to the improvement of our operating income in 2021 to $155.0 million, compared to $72.9 million in 2020. In addition, the prior year income tax expense was offset by an $11.5 million reversal of valuation allowance.

Segment Results of Operations

(in thousands)	For the year ended December 31,
	2021	2020(2)	% Change
Net sales:
Drainage Pipe & Products	$993,464	$887,420	11.9%
Water Pipe & Products	864,806	707,086	22.3%
Corporate and Other	—	—
Total	$1,858,270	$1,594,506	16.5%

Gross profit (loss):
Drainage Pipe & Products	254,076	211,568	20.2%
Water Pipe & Products	166,378	165,078	0.8%
Corporate and Other	(56)	27	*
Total	$420,398	$376,673	11.6%

Segment EBITDA(1):
Drainage Pipe & Products	239,860	187,547	27.9%
Water Pipe & Products	150,412	145,451	3.4%
Corporate and Other	(77,754)	(90,666)	(14.2)%

Key Operational Statistics	% Change
Drainage Pipe & Products(2)
Shipment Volumes	+11%
Average Selling Prices	+2%
Water Pipe & Products(3)
Shipment Volumes	+12%
Average Selling Prices	+10%

(1)     For purposes of evaluating segment performance, the Company's chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization, or EBITDA, as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of EBITDA. See Note 21, Segment Reporting, to the condensed consolidated financial statements for segment EBITDA reconciliation to income (loss) before income taxes.
(2)     Operational statistics only pertain to pipe and precast products and do not include other services, non-volume-based products, or non-core products. Pipe and precast products revenue accounted for more than 87% of Drainage segment revenue.
(3)     Operational statistics only pertain to ductile iron pipe products and do not include other services, non-volume-based products, or non-core products. Ductile iron pipe products revenue accounted for more than 88% of Water segment revenue.

*    Represents positive or negative change in excess of 100%.

Drainage Pipe & Products

Net Sales

    Net sales in the year ended December 31, 2021 were $993.5 million, an increase of $106.0 million, or 12.0%, from $887.4 million in the year ended December 31, 2020. The increase was primarily driven by higher shipment volumes in our pipe and precast products as the economy continued to recover from the COVID-19 pandemic. Pipe and precast products revenues accounted for more than 85% of the net sales in this segment.

Gross Profit

    Gross profit in the year ended December 31, 2021 was $254.1 million, an increase of $42.5 million or 20.1% from $211.6 million in the year ended December 31, 2020. The increase was primarily due to higher shipment volumes of our pipe and precast products.

Water Pipe & Products

Net Sales

    Net sales in the year ended December 31, 2021 were $864.8 million, an increase of $157.7 million or 22.3% from $707.1 million in the year ended December 31, 2020. The increase was primarily the combination of $68.0 million driven by higher shipment volumes and $63.3 million driven by higher average selling prices of our ductile iron pipe products. Ductile-iron pipe sales accounted for more than 85% of the net sales in this segment.

Gross Profit

    Gross profit in the year ended December 31, 2021 was $166.4 million, a slight increase of $1.3 million or 0.8% from $165.1 million in the year ended December 31, 2020. Higher average selling prices were offset by higher raw material, labor and freight costs.

Year Ended December 31, 2020 as Compared to the Year Ended December 31, 2019

Total Company

    The following table summarizes certain financial information relating to our operating results for the years ended December 31, 2020 and December 31, 2019 (in thousands).

Statements of Income Data:	Year ended December 31, 2020	Year ended December 31, 2019	% Change

Net sales	$1,594,506	$1,529,752	4.2%
Cost of goods sold	1,217,833	1,233,370	(1.3)%
Gross profit	376,673	296,382	27.1%
Selling, general and administrative expenses	(221,770)	(221,770)	—%
Impairment and exit charges	(2,511)	(3,520)	(28.7)%
Other operating income, net	1,409	1,094	28.8%
	(222,872)	(224,196)	(0.6)%
Income from operations	153,801	72,186	*
Other income (expenses)
Interest expense	(79,890)	(94,970)	(15.9)%
Gain (loss) on extinguishment of debt	(12,256)	1,708	*
Earnings from equity method investee	11,291	10,466	7.9%
Income (loss) before income taxes	72,946	(10,610)	*
Income tax (expense) benefit	(8,460)	3,279	*
Net income (loss)	$64,486	$(7,331)	*
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

Cost of Goods Sold

    Cost of goods sold for the year ended December 31, 2020 were $1,217.8 million, a decrease of $15.6 million or 1.3% from $1,233.4 million in the year ended December 31, 2019. The small decrease in cost of goods sold was the net effect of a $36.2 million decrease in our Drainage Pipe & Products segment primarily driven by lower shipment volumes, partially offset by an increase of $20.8 million in our Water Pipe & Products segment primarily due to a slight year-over-year increase in shipment volumes while unit cost of sales remained relatively flat.

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

Impairment and Exit Charges

    Impairment and exit charges in the year ended December 31, 2020 were $2.5 million, compared to $3.5 million in the year ended December 31, 2019. The exit charges in both years primarily related to plant closings undertaken for the purpose of achieving operating efficiencies.

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

Income Tax (Expense) Benefit

    Income tax expense in the year ended December 31, 2020 was $8.5 million, a change of $11.8 million from an income tax benefit of $3.3 million in the year ended December 31, 2019. The change is primarily due to the improvement of our operating income in 2020 to $72.9 million, compared to an operating loss of $10.6 million in 2019. The increase in income tax expense was partially offset by an $11.8 million reversal of valuation allowance in 2020 as our operating income improved over the prior year.

Segment Results of Operations

(in thousands)	For the year ended December 31,
	2020	2019(2)	% Change
Net sales:
Drainage Pipe & Products	$887,420	$913,033	(2.8)%
Water Pipe & Products	707,086	616,719	14.7%
Corporate and Other	—	—
Total	$1,594,506	$1,529,752	4.2%

Gross profit (loss):
Drainage Pipe & Products	211,568	201,015	5.2%
Water Pipe & Products	165,078	95,581	72.7%
Corporate and Other	27	(214)	*
Total	$376,673	$296,382	27.1%

Segment EBITDA(1):
Drainage Pipe & Products	187,547	173,006	8.4%
Water Pipe & Products(2)	145,451	82,831	75.6%
Corporate and Other	(90,666)	(74,219)	22.2%

Key Operational Statistics	% Change
Drainage Pipe & Products(3)
Shipment Volumes	-11%
Average Selling Prices	+8%
Water Pipe & Products(4)
Shipment Volumes	+3%
Average Selling Prices	+14%

(1)     For purposes of evaluating segment performance, the Company's chief operating decision maker reviews earnings before interest, taxes, depreciation and amortization, or EBITDA, as a basis for making the decisions to allocate resources and assess performance. Our discussion below includes the primary drivers of EBITDA. See Note 21, Segment Reporting, to the condensed consolidated financial statements for segment EBITDA reconciliation to income (loss) before income taxes.
(2)     During the fourth quarter of 2020, we reclassified the pressure pipe business from Water segment to Drainage segment to better align with our organizational structure. The US and Canadian Pressure Pipe businesses were formerly managed by the Water segment management team, however Forterra changed its internal management structure to include the remaining Canadian Pressure Pipe plant under the same management team that oversees the Canadian Pipe & Precast operations. As a result, historical segment data reported in our 2019 Form 10-K was updated to reflect the current segment compositions.
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

Drainage Pipe & Products

Net Sales

    Net sales in the year ended December 31, 2020 was $887.4 million, a decrease of $25.6 million, or 2.8%, from $913.0 million in the year ended December 31, 2019. The decrease was primarily the net effect of a $91.3 million decrease due to lower shipment volumes in our pipe and precast products driven by less favorable weather in 2020 compared to 2019, temporary project delays related to the COVID-19 pandemic, as well as our margin-enhancing "value before volume" commercial strategy; partially offset by a $53.7 million increase driven by higher average selling price in our pipe and precast products. Pipe and precast products revenues accounted for more than 85% of the net sales in this segment. The remaining increase in net sales was primarily related to our structural precast business and was driven by higher shipment volumes.

Gross Profit

    Gross profit in the year ended December 31, 2020 was $211.6 million, an increase of $10.6 million or 5.3%, from $201.0 million in the year ended December 31, 2019. The increase was primarily due to higher average selling prices, partially offset by lower shipment volumes of our pipe and precast products.

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

Liquidity and Capital Resources

Our available cash and cash equivalents, borrowing availability under our $350.0 million Revolver, and funds generated from operations are our most significant sources of liquidity. While we believe these sources will be sufficient to finance our working capital requirements, planned capital expenditures that are essential, debt service obligations, lease payment obligations and other cash requirements for at least the next 12 months, our long-term future liquidity requirements will depend in part upon our operating performance, which will be affected by prevailing economic conditions, including those related to the COVID-19 pandemic, and financial, business and other factors, some of which are beyond our control. See “Risk Factors” in Part I, Item 1A of this Form 10-K. Other long-term liquidity requirements may include strategic transactions.

    As of December 31, 2021 and 2020, we had approximately $56.8 million and $25.7 million of cash and cash equivalents, respectively, of which $19.0 million and $12.5 million, respectively, were held by foreign subsidiaries. All of the cash and cash equivalents as of December 31, 2021 and 2020 were readily convertible as of such dates into currencies used in the Company’s operations, including the U.S. dollar.  As a result of recent tax reform legislation, we can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax.

    In connection with the IPO, we entered into a tax receivable agreement with Lone Star that provides for the payment by us to Lone Star of specified amounts in respect of any cash savings as a result of the utilization of certain tax benefits. The actual utilization of the relevant tax benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. However, we expect that the payments we make under the tax receivable agreement could be substantial. The tax receivable agreement also includes provisions that restrict the incurrence of debt and require that we make an accelerated payment to Lone Star equal to the present value of all future payments due under the tax receivable agreement, in each case under certain circumstances. Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. The passage of the TCJA significantly reduced the Company's anticipated liability under the tax receivable agreement. Our liability recorded for the tax receivable agreement at December 31, 2021 and December 31, 2020 was $55.9 million and $64.2 million, respectively, with $7.7 million and $8.3 million, respectively, being classified as short-term. For the years ended December 31, 2021 and December 31, 2020, we paid $8.3 million and $13.1 million, respectively, to Lone Star under the tax receivable agreement.

     Our forecast for payments under the tax receivable agreement in 2022 is expected to be in the range of $7 million to $9 million. We expect that future annual payments under the tax receivable agreement will decline each year in accordance with our tax basis depreciation and amortization schedule unless future transactions result in an acceleration of our tax benefits under the agreement. See Item 1A, Risk Factors and Note 16 to the consolidated financial statements.

Financing Arrangements

    During the year ended December 31, 2020, we voluntarily prepaid $203.5 million of our Term Loan and prepaid $492.5 million of our Term Loan using the net proceeds from the offering of the senior secured notes, as further described below. No voluntary debt prepayments were made during the year ended December 31, 2021. As of December 31, 2021, we had $402.4 million outstanding balance under our Term Loan. At December 31, 2021, we had no borrowings under our Revolver and our available borrowing capacity under the Revolver was $317.9 million.

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

    The Revolver and the Term Loan contain customary representations and warranties, and affirmative and negative covenants, that, among other things, restrict our ability to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and pay dividends and make distributions. The Revolver contains a financial covenant restricting Forterra from allowing its fixed charge coverage ratio to drop below 1.00:1.00 during a compliance period, which is triggered when the availability under the Revolver falls below a threshold. The fixed charge coverage ratio is the ratio of consolidated earnings before interest, depreciation, and amortization, less cash payments for capital expenditures and income taxes to consolidated fixed charges (interest expense plus scheduled payments of principal on indebtedness). The Term Loan does not contain any financial covenants. Obligations under the Revolver and the Term Loan may be accelerated upon certain customary events of default (subject to grace periods, as appropriate). As of December 31, 2021, we were in compliance with all applicable covenants under the Revolver and the Term Loan.

On July 16, 2020, two of our subsidiaries, Forterra Finance, LLC and FRTA Finance Corp., completed the issuance of $500 million senior secured notes, or the Notes, that are due July 15, 2025. The Notes have a fixed annual interest rate of 6.50%. Obligations under the Notes are guaranteed by us and our existing and future subsidiaries (other than the issuers) that guarantee the Term Loan and the obligations of the U.S. borrowers under the Revolver. The Notes and the related guarantees are secured by first-priority liens on the collateral that secures the Term Loan on a first-priority basis (which is generally all assets other than those that secure the Revolver on a first-priority basis as set forth below) and second-priority liens on the collateral that secures the Revolver on a first-priority basis (which is generally inventory, accounts receivable, deposit accounts, securities accounts, certain intercompany loans and related assets), which second-priority liens is ratable with the liens on such assets securing the obligations under the Term Loan and junior to the liens on such assets securing the Revolver. Upon closing on July 16, 2020, we used the net proceeds from this offering to repay $492.5 million of the principal amount of the Term Loan at par, plus accrued interest.

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

Summarized financial information for the two most recent annual periods was as follows (in thousands):

	Parent - Forterra, Inc. and Subsidiary Guarantors

	December 31, 2021	December 31, 2020
Current assets	$566,907	$443,839
Intercompany payable to non-guarantor subsidiaries	7,334	8,384
Non-current assets	1,085,017	1,115,191
Current liabilities	277,093	267,672
Non-current liabilities	1,153,624	1,176,492

	Parent - Forterra, Inc. and Subsidiary Guarantors

	Year ended December 31, 2021	Year ended December 31, 2020
Net sales	$1,752,627	$1,514,556
Gross profit	374,792	347,854
Income before taxes	123,513	58,880
Net income	91,277	52,273

Cash Flows

    The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods presented (in thousands).

	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019

Statement of Cash Flows data:
Net cash provided by operating activities	$100,514	$243,197	$146,786
Net cash used in investing activities	(48,008)	(18,373)	(42,295)
Net cash used in financing activities	(21,236)	(234,272)	(106,181)

Net Cash Provided by Operating Activities

    Changes in operating cash flows between the periods are primarily due to the change in income from operations, timing of collections and payments, as well as the change in our inventory as compared to the prior year periods.

    Operating cash flow decreased to $100.5 million in 2021 as compared to $243.2 million in 2020 primarily due to $159.2 million changes in net working capital items as compared to the prior year, partially offset by a $35.9 million increase in cash income from operations. Operating cash flow increased to $243.2 million in 2020 as compared to $146.8 million in 2019 primarily due to higher income from operations and better working capital management.

Net Cash Used in Investing Activities

    Net cash used in investing activities was $48.0 million for the year ended December 31, 2021 primarily due to capital expenditures of $65.6 million and acquisition of Barbour of $7.3 million, partially offset by proceeds from the sale of fixed assets of $24.9 million. Net cash used in investing activities was $18.4 million for the year ended December 31, 2020 primarily due to capital expenditures of $34.0 million, partially offset by proceeds from the sale of fixed assets of $15.6 million. Net cash used in investing activities was $42.3 million for the year ended December 31, 2019 primarily due to capital expenditures of $42.9 million and the acquisition of Buckner assets of $10.8 million, partially offset by proceeds from the sale of fixed assets of $11.4 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $21.2 million for the year ended December 31, 2021 primarily due to $12.5 million repayments of principal on the Term Loan and $8.3 million payment pursuant to the tax receivable agreement. Net cash used in financing activities was $234.3 million for the year ended December 31, 2020 due primarily to $707.6 million repayments of principal on the Term Loan, $13.1 million payment pursuant to the tax receivable agreement, and $11.4 million payment of debt issuance costs, partially offset by proceeds from senior secured notes of $500.0 million. Net cash used in financing activities was $106.2 million for the year ended December 31, 2019 due primarily to $95.7 million of repayments of principal on the Term Loan and a $11.4 million payment pursuant to the tax receivable agreement. The $8.3 million payment under the tax receivable agreement in 2021 was pertaining to the 2020 tax year.  The $13.1 million payment under the tax receivable agreement in 2020 was pertaining to the 2019 tax year.

Capital Expenditures

Under normal circumstances, our annual sustaining capital expenditures would average $45.0 million to $55.0 million. Our capital expenditures were $65.6 million for the year ended December 31, 2021, $34.0 million for the year ended December 31, 2020, and $42.9 million for the year ended December 31, 2019. Our capital expenditures in 2021 were higher than usual due to certain pandemic-delayed projects originally planned for 2020 that were completed during 2021. The majority of our planned capital spending now is related to equipment, such as plant and mobile equipment, upgrade and expansion of existing facilities, and environmental and permit compliance projects.

Off-Balance Sheet Arrangements

    In the ordinary course of our business, we are required to provide surety bonds and standby letters of credit to secure performance commitments. As of December 31, 2021, outstanding stand-by letters of credit amounted to $18.8 million.

Contractual Obligations and Other Long-Term Liabilities

    The following table summarizes our significant contractual obligations as of December 31, 2021. Non-cancelable operating leases are presented net of non-cancelable subleases. Some of the amounts included in the table are based on management's estimate and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payment Due by Period
	Total	2022	2023	2024	2025	2026	Thereafter
	(In thousands)
Term loan	$402,357	$12,510	$389,847	$—	$—	$—	$—
Notes	500,000	—	—	—	500,000	—	—
Interest on indebtedness (1)	28,797	16,084	12,713	—	—	—	—
Operating leases	145,167	11,381	11,887	11,144	10,320	8,808	91,627
Finance leases	709,129	18,245	18,372	18,605	18,809	18,531	616,567
Total Commitments	$1,785,450	$58,220	$432,819	$29,749	$529,129	$27,339	$708,194

(1)     The interest rate on the Term loan is 4.0%; the interest rate on the Notes is 6.5%.

    Additionally, we have accrued approximately $48.2 million associated with the tax receivable agreement in long-term liabilities and $27.3 million of other long-term liabilities as of December 31, 2021. The risks and uncertainties associated with the tax receivable agreement are discussed above and in Note 16 to the consolidated financial statements.

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

    For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, no impairment charge was recorded for goodwill and intangible assets.

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

    We incur shipping costs to third parties for the transportation of building products and bill such costs to customers. For the years ended December 31, 2021, 2020 and 2019, we recorded freight costs of approximately $153.9 million, $122.7 million, and $131.8 million, respectively, on a gross basis within net sales and cost of goods sold in the accompanying consolidated statements of operations.

    For certain engineering and construction contracts and building contracting arrangements, we recognize revenue using the percentage of completion method, based on total contract costs incurred to date compared to total estimated cost at completion for each contract. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Pre-contract costs are expensed as incurred. If estimated total costs on a contract indicate a loss, the entire loss is provided for in the financial statements immediately. To the extent we have invoiced and collected from customers more revenue than has been recognized as revenue using the percentage of completion method, we record the excess amount invoiced as deferred revenue. Revenue recognized in excess of amounts billed, and balances billed but not yet paid by customers under retainage provisions are classified as a current asset within receivables, net on the balance sheet. For the years ended December 31, 2021, December 31, 2020, and December 31, 2019, revenue recognized in continuing operations using the percentage of completion method amounted to 2%, 3%, and 2% of total net sales, respectively.

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

Interest Rate Risk

    Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. On March 30, 2020, Forterra entered into an interest rate swap transaction with a notional value of $400 million to reduce exposure to interest rate fluctuations associated with a portion of the Term Loan. Under the terms of the swap transaction, Forterra agreed to pay a fixed rate of interest of 1.08% and receive floating rate of interest indexed to one-month LIBOR, subject to a minimum of 1.00%, with monthly settlement terms with the swap counterparty. The swap has a 30-month term and expires on September 30, 2022. At December 31, 2021, we estimate that 1% increase in the rates relating to the portion of our floating rate debt that is not hedged would increase annual interest requirements by approximately $5.0 million.

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

Foreign Currency Risk

    Approximately 5.7% of our net sales for the year ended December 31, 2021 were made in countries outside of the U.S. As a result, we are exposed to movements in foreign exchange rates between the U.S. dollar and other currencies. Based upon our net sales for the year ended December 31, 2021, we estimate that a 1% change in the exchange rate between the U.S. dollar and foreign currencies would affect net sales by approximately $1.1 million. This may differ from actual results depending on the levels of net sales outside of the U.S.

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

    At December 31, 2021 and 2020, we had an individual customer within our Water Pipe & Products segment that accounted for more than 10% of total net sales for the years ended December 31, 2021 and 2020. The customer represented approximately 18% and 16% of our total net sales for the years ended December 31, 2021 and 2020, respectively, and had total receivables at December 31, 2021 and 2020 totaling 17% and 16% of our total receivables, net, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forterra, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forterra, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Realizability of deferred tax assets

Description of the Matter	As more fully described in Note 20 to the consolidated financial statements, at December 31, 2021, the Company had deferred tax assets related to deductible temporary differences of $85.6 million, net of a $1.4 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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

Dallas, Texas
March 1, 2022

FORTERRA, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2021	2020	2019

Net sales	$1,858,270	$1,594,506	$1,529,752
Cost of goods sold	1,437,872	1,217,833	1,233,370
Gross profit	420,398	376,673	296,382
Selling, general & administrative expenses	(216,146)	(221,770)	(221,770)
Impairment and exit charges	(645)	(2,511)	(3,520)
Other operating income, net	13,763	1,409	1,094
	(203,028)	(222,872)	(224,196)
Income from operations	217,370	153,801	72,186

Other income (expenses)
Interest expense	(74,976)	(79,890)	(94,970)
Gain (loss) on extinguishment of debt	—	(12,256)	1,708
Earnings from equity method investee	12,592	11,291	10,466
Income (loss) before income taxes	154,986	72,946	(10,610)
Income tax (expense) benefit	(38,669)	(8,460)	3,279

Net income (loss)	$116,317	$64,486	$(7,331)

Earnings (loss) per share:
Basic	$1.74	$0.99	$(0.11)
Diluted	$1.67	$0.94	$(0.11)

Weighted average shares of common stock outstanding:
Basic	66,719	65,260	64,232
Diluted	69,644	68,203	64,232

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$116,317	$64,486	$(7,331)
Change in other postretirement benefit plans, net of tax	—	(1,042)	373
Foreign currency translation adjustment	(252)	1,149	3,304
Comprehensive income (loss)	$116,065	$64,593	$(3,654)

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$56,832	$25,678
Receivables, net	293,856	227,948
Inventories	263,684	222,928
Prepaid expenses	10,869	7,967
Other current assets	3,128	2,022
Total current assets	628,369	486,543
Non-current assets
Property, plant and equipment, net	458,681	451,082
Operating lease right-of-use assets	52,808	54,379
Goodwill	509,936	509,127
Intangible assets, net	69,105	101,409
Investment in equity method investee	49,292	48,285
Deferred tax assets	1,769	2,351
Other long-term assets	4,073	4,987
Total assets	$1,774,033	$1,658,163
LIABILITIES AND EQUITY
Current liabilities
Trade payables	$144,510	$134,144
Accrued liabilities	116,683	115,693
Deferred revenue	10,559	8,220
Current portion of long-term debt	12,510	12,510
Current portion of tax receivable agreement	7,709	8,333
Total current liabilities	291,971	278,900
Non-current liabilities
Long-term debt	879,272	887,511
Long-term finance lease liabilities	142,940	142,195
Long-term operating lease liabilities	49,814	50,943
Deferred tax liabilities	15,469	12,022
Other long-term liabilities	27,301	36,918
Long-term tax receivable agreement	48,199	55,907
Total liabilities	1,454,966	1,464,396
Commitments and Contingencies (Note 16)
Equity
Common stock, $0.001 par value. 190,000 shares authorized; 67,329 and 65,981 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	19	19
Additional paid-in-capital	261,814	252,579
Accumulated other comprehensive loss	(7,208)	(6,956)
Retained earnings / (deficit)	64,442	(51,875)
Total shareholders' equity	319,067	193,767
Total liabilities and shareholders' equity	$1,774,033	$1,658,163

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Total Shareholders' Equity

Balance at December 31, 2018	64,205,604	$18	$234,931	$(10,740)	$(115,987)	$108,222
Cumulative effect of accounting changes, net of tax	—	—	—	—	6,957	6,957
Share-based compensation expense	—	—	7,919	—	—	7,919
Stock-based plan activity	535,063	1	1,522	—	—	1,523
Net loss	—	—	—	—	(7,331)	(7,331)
Foreign currency translation adjustment	—	—	—	3,304	—	3,304
Other	—	—	—	373	—	373
Balance at December 31, 2019	64,740,667	$19	$244,372	$(7,063)	$(116,361)	$120,967
Share-based compensation expense	—	—	9,489	—	—	9,489
Stock-based plan activity	1,240,120	—	(1,282)	—	—	(1,282)
Net income	—	—	—	—	64,486	64,486
Foreign currency translation adjustment	—	—	—	1,149	—	1,149
Other	—	—	—	(1,042)	—	(1,042)
Balance at December 31, 2020	65,980,787	$19	$252,579	$(6,956)	$(51,875)	$193,767
Share-based compensation expense	—	—	8,740	—	—	8,740
Stock-based plan activity	1,348,253	—	495	—	—	495
Net income	—	—	—	—	116,317	116,317
Foreign currency translation adjustment	—	—	—	(252)	—	(252)
Balance at December 31, 2021	67,329,040	$19	$261,814	$(7,208)	$64,442	$319,067

See accompanying notes to financial statements

FORTERRA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$116,317	$64,486	$(7,331)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization expense	82,556	89,496	97,258
(Gain) / loss on disposal of property, plant and equipment	(10,295)	638	2,045
(Gain) / loss on extinguishment of debt	—	12,256	(1,708)
Amortization of debt discount and issuance costs	4,940	6,599	7,962
Stock-based compensation expense	8,740	9,489	7,919
Impairment of property, plant, and equipment and goodwill	382	1,206	128
Earnings from equity method investee	(12,592)	(11,291)	(10,466)
Distributions from equity method investee	11,585	13,039	11,039
Unrealized (gain) / loss on derivative instruments, net	(378)	830	6,401
Unrealized foreign currency (gains) / losses, net	(89)	311	45
Provision (recoveries) for doubtful accounts	1,049	(271)	387
Deferred income taxes	4,029	(19,258)	(20,067)
Other non-cash items	2,418	5,188	1,320
Change in assets and liabilities:
Receivables, net	(64,668)	(21,421)	(7,394)
Inventories	(39,883)	15,683	47,491
Other current assets	(3,962)	9,662	514
Accounts payable and accrued liabilities	7,171	53,936	2,675
Other assets & liabilities	(6,806)	12,619	8,568
NET CASH PROVIDED BY OPERATING ACTIVITIES	100,514	243,197	146,786
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, and intangible assets	(65,642)	(34,019)	(53,709)
Proceeds from sale of fixed assets	24,933	15,646	11,414
Assets and liabilities acquired, business combinations, net	(7,299)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(48,008)	(18,373)	(42,295)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of debt issuance costs	—	(11,416)	—
Proceeds from issuance of common stock, net	5,052	2,424	1,703
Payments on Term Loan	(12,508)	(707,624)	(95,741)
Proceeds from Senior Secured Notes	—	500,000	—
Proceeds from revolver	40,000	180,000	54,000
Payments on revolver	(40,000)	(180,000)	(54,000)
Payments pursuant to tax receivable agreement	(8,333)	(13,145)	(11,390)
Other financing activities	(5,447)	(4,511)	(753)
NET CASH USED IN FINANCING ACTIVITIES	(21,236)	(234,272)	(106,181)
Effect of exchange rate changes on cash	(116)	326	697
Net change in cash and cash equivalents	31,154	(9,122)	(993)
Cash and cash equivalents, beginning of period	25,678	34,800	35,793
Cash and cash equivalents, end of period	$56,832	$25,678	$34,800

SUPPLEMENTAL DISCLOSURES:
Cash interest paid	66,703	53,175	77,086
Income taxes paid	39,714	16,472	12,343

See accompanying notes to financial statements

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
Quikrete Merger Agreement and the Related Divestitures

On February 19, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quikrete Holdings, Inc., a Delaware corporation (“Quikrete”), and Jordan Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Quikrete (“Merger Sub”). Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Quikrete.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock (the “Common Stock”) of the Company (other than (i) any shares held in the treasury of the Company or owned, directly or indirectly, by Quikrete, Merger Sub or any wholly-owned subsidiary of the Company immediately prior to the Effective Time, (ii) shares that are subject to any vesting restrictions (“Company Restricted Shares”) granted under the Company’s stock incentive plans (the “Company Stock Plans”) and (iii) any shares owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be automatically canceled and converted into the right to receive $24.00 in cash, without interest (the “Merger Consideration”), subject to deduction for any required withholding tax.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

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

Each party’s obligation to consummate the Merger is subject to certain conditions, including, among others: (i) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) the absence of any order issued by any court of competent jurisdiction, other legal restraint or prohibition or any law enacted or deemed applicable by a governmental entity that prohibits or makes illegal the consummation of the Merger; (iii) the passing of twenty (20) days from the date on which the Company mails to the Company’s stockholders the Information Statement (as defined below) in definitive form; (iv) subject to certain qualifications, the accuracy of representations and warranties of the other party set forth in the Merger Agreement; and (v) the performance by the other party in all material respects of its obligations under the Merger Agreement. Quikrete’s obligation to consummate the Merger is also conditioned on, among other things, the absence of any Material Adverse Effect (as defined in the Merger Agreement).

Entry into the Merger Agreement has been unanimously approved by the board of directors of the Company.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Quikrete and Merger Sub. Among other things, the Company has agreed to use commercially reasonable efforts to conduct its business in the ordinary course of business consistent with past practice and use commercially reasonable efforts to preserve intact its businesses until the Merger is consummated. The Company and Quikrete have also agreed to use their respective reasonable best efforts to obtain any approvals from governmental authorities for the Merger, including all required antitrust approvals, on the terms and subject to the conditions set forth in the Merger Agreement, provided that Quikrete and its affiliates will not be required to take, or agree to take, certain actions with respect to assets, businesses or product lines of Quikrete or any of its subsidiaries, or the Company or any of its subsidiaries, accounting for more than $80 million of EBITDA (as defined in the Merger Agreement) for the 12 months ended December 31, 2020, measured in accordance with the Merger Agreement.

The Merger Agreement contains certain provisions giving each of Quikrete and the Company rights to terminate the Merger Agreement under certain circumstances, including the right for either Quikrete or the Company to terminate the Merger Agreement if the Merger has not been consummated on or before November 19, 2021, which date will be automatically extended for up to two additional 60-day periods in specified circumstances as described in the Merger Agreement (such date, as may be so extended pursuant to the Merger Agreement, the “Outside Date”). Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Quikrete a termination fee of $50 million. The Merger Agreement further provides that Quikrete will be required to pay the Company a reverse termination fee of $85 million under certain circumstances if the Merger Agreement is terminated due to the failure of the parties to obtain required approvals

FORTERRA, INC.
Consolidated Notes to Financial Statements

under Antitrust Laws (as defined in the Merger Agreement) prior to the Outside Date or as a result of a Restraint (as defined in the Merger Agreement) arising under applicable Antitrust Laws.

If the Merger is consummated, the shares of Common Stock will be delisted from the Nasdaq Stock Market LLC and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In order to address some of the divestitures anticipated to be required by the U.S. Department of Justice (the “DOJ”) to obtain approval under the HSR Act for the consummation of the Merger and the other transactions contemplated by the Merger Agreement, on November 24, 2021, Forterra Pipe & Precast, LLC, a Delaware limited liability company and wholly owned subsidiary of us (“FP&P”), entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Eagle Corporation, a Virginia corporation (“Eagle”), and Quikrete.

Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, contemporaneously with the closing of the Merger and the other transactions contemplated by the Merger Agreement, Eagle will purchase FP&P’s 50% equity interest in Concrete Pipe & Precast, LLC (“CP&P”), a joint venture with Eagle (the “CP&P Sale”) for a purchase price of $105,000,000 (subject to certain adjustments as described in the Purchase Agreement). Consummation of the CP&P Sale is subject to customary closing conditions, including, among others, the consummation of the Merger and approval by the DOJ.

The Purchase Agreement contains certain termination rights for FP&P and Eagle, including, among others, the right to terminate the Purchase Agreement (i) by either party if the CP&P Sale has not occurred by March 22, 2022, which date may be extended under certain circumstances described in the Purchase Agreement, (ii) by either party in the event of the issuance of a final and non-appealable governmental order that prohibits the CP&P Sale or if FP&P notifies Eagle that (x) the Merger is not occurring or (y) the Merger Agreement has been terminated and (iii) by FP&P if FP&P determines in good faith in its reasonable discretion that the DOJ is not likely to approve the CP&P Sale and the Merger.

In addition, on December 13, 2021, FP&P entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Hydro Conduit, LLC d/b/a Rinker Materials, a Delaware limited liability company and an affiliate of Quikrete (“Rinker Materials” and, together with FP&P, the “Asset Sellers”), and Foley Products Company, Inc., a Georgia corporation (“Foley”).

Pursuant to the terms and subject to the conditions set forth in the Asset Purchase Agreement, contemporaneously with the closing of the Merger and the other transactions contemplated by the Merger Agreement, FP&P and Rinker will each sell to Foley certain assets and liabilities associated with reinforced concrete pipe and precast plants (the “Asset Sale”) for an aggregate purchase price of $95,000,000 (subject to certain adjustments described in the Asset Purchase Agreement). The assets being sold by FP&P include FP&P’s reinforced concrete pipe and precast plant located in St. Martinville, Louisiana. Consummation of the Asset Sale is subject to customary closing conditions, including, among others, the consummation of the Merger and approval by the DOJ.

The Asset Purchase Agreement contains specified termination rights for the Asset Sellers and Foley, including, among others, the right to terminate the Asset Purchase Agreement (i) by either the Foley or the Asset Sellers if the Asset Sale has not occurred by March 22, 2022, which date may be extended under certain circumstances described in the Asset Purchase Agreement, (ii) by either Foley or the Asset Sellers in the event of the issuance of a final and non-appealable governmental order that prohibits the Asset Sale or if the Asset Sellers notify Foley that (x) the Merger is not occurring or (y) the Merger Agreement has been terminated and (iii) by the Asset Sellers if they determine in good faith in its reasonable discretion that the DOJ is not likely to approve the Asset Sale and the Merger.

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

Certain accounting matters that generally require consideration of forecasted financial information were assessed in light of the impact from the coronavirus disease 2019 ("COVID-19") pandemic. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts, inventory reserves, goodwill impairment, impairment of property and equipment and valuation allowances for tax assets. While the assessments resulted in no material impacts to the Company’s consolidated financial statements as of and for the years ended December 31, 2021 and December 31, 2020, the Company believes the full impact of the COVID-19 outbreak remains uncertain and will continue to assess if ongoing developments related to the outbreak may cause future material impacts to its consolidated financial statements.

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

Concentration of credit risk

    Financial instruments that potentially subject the Company to concentrations of credit risk are primarily receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The allowances for uncollectible receivables are based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due and the expected collectability of overall receivables.

    The Company had an individual customer within its Water Pipe & Products segment that accounted for approximately 18% and 16% of the Company's total net sales for the years ended December 31, 2021 and 2020, respectively, and total receivables at December 31, 2021 and 2020 representing 17% and 16% of the Company's total receivables, net, respectively.

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

Concentration of Labor

    Approximately 33% of the Company’s employees are represented by collective bargaining agreements, and 46% of these employees are included in collective bargaining agreements that expire within 12 months.

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

Minimum rent payments under operating leases are recognized as an expense on a straight-line basis over the lease term, including any rent-free periods. Operating lease expenses for the years ended December 31, 2021, 2020 and 2019 were approximately $14.0 million, $15.6 million and $16.5 million, respectively.

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

Derivatives and Hedge Accounting

    The Company previously entered into derivative instruments to mitigate interest rate and foreign exchange rate risk. Certain derivative instruments are designated for hedge accounting under ASC 815-20, Derivatives - Hedging. Instruments that meet hedge criteria are formally designated as hedges at the inception of the instrument.

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

Deferred financing costs

    In conjunction with its debt, the Company had a net balance of $10.6 million in debt discounts and debt issuance costs as of December 31, 2021. These costs are amortized over the life of the applicable debt instrument to interest expense utilizing the effective interest method. The Company wrote-off deferred debt issuance cost of $13.1 million in the year ended December 31, 2020 in connection with the repayment of a portion of the term loan at par with the proceeds from the offering of the senior secured notes. See Note 11, Debt and deferred financing costs.

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

Environmental remediation liabilities

    The Company accrues for costs on an undiscounted basis associated with environmental remediation obligations when such costs are probable and reasonably estimable; if an estimated amount is likely to fall within a range and no amount within that range can be determined to be the better estimate, the minimum amount of the range is recorded. Claims for recoveries from insurance carriers and other third parties are not recorded until it is probable that the recoveries will be realized. Such accruals are adjusted as further information develops or circumstances change.     Environmental expenditures that relate to current operations or to conditions caused by past operations are expensed. Expenditures that create future benefits are capitalized. At December 31, 2021

FORTERRA, INC.
Consolidated Notes to Financial Statements

and 2020, the Company had environmental obligations of $1.3 million and $1.6 million, respectively, which are recorded within accrued liabilities and other long-term liabilities in the consolidated balance sheets.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

    For certain engineering and construction contracts and building contracting arrangements, the Company enters into long-term contracts with customers. Revenue is recognized as the identified performance obligations are satisfied over time using an acceptable input method to measure the progress toward completion of the performance obligation if: the customer receives the benefits as work is performed, the customer controls the asset as it is being produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment. The Company uses its cost incurred to date relative to total estimated costs at completion to measure progress. The Company's contract liabilities consist of billings to customers in excess of revenue recognized which the Company records as deferred revenue. Revenue recognized during the years ended December 31, 2021 and December 31, 2020, which was included in contract liabilities at the beginning of each period was not material. Contract assets include revenue recognized in excess of amounts billed, and balances billed but not yet paid by customers under retainage provisions which are classified as a current asset within receivables, net on the Company's consolidated balance sheet. The Company had no material contract assets on the consolidated balance sheets as of December 31, 2021 or December 31, 2020. For the years ended December 31, 2021, 2020 and 2019, revenue recognized in continuing operations using the percentage of completion method amounted to 2%, 3%, and 2% and of total net sales, respectively.

    The Company records net sales including taxes collected on behalf of its customers. Shipping and handling costs are accounted for as contract fulfillments costs and classified as cost of goods sold. See Note 21, Segment reporting, for the Company's disaggregated revenue disclosures.

    The Company incurs shipping costs to third parties for the transportation of building products and bills such costs to customers. For the years ended December 31, 2021, 2020 and 2019, the Company recorded freight costs of approximately $153.9 million, $122.7 million and $131.8 million, respectively, on a gross basis within net sales and cost of goods sold in the accompanying consolidated statements of operations.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

Recent Accounting Guidance Adopted

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes, and the recognition of deferred tax liabilities for outside basis differences.  It also clarifies and simplifies other aspects of the accounting for income taxes.  For public companies, the amendments in this ASU were effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings.  The Company adopted this ASU on January 1, 2021 and it did not have a material impact on the Company's consolidated financial statements.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

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

Recent Accounting Guidance Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Prior to the issuance of this guidance, contract assets and contract liabilities were recognized by the acquirer at fair value on the acquisition date. The amendments in ASU 2021-08 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted and should be applied prospectively to acquisitions occurring on or after the effective date. This ASU will be effective for the Company in the first quarter of fiscal 2023. The effects of this standard on the Company's consolidated financial statements are not expected to be material.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy to other accounting guidance due to the lack of specific authoritative guidance in GAAP, (for example, a grant model within International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, or Subtopic 958-605, Not-For-Profit Entities - Revenue Recognition). This guidance excludes transactions in the scope of specific GAAP, such as tax incentives accounted for under ASC 740, Income Taxes. This new ASU is effective for annual periods beginning after December 15, 2021, with early adoption and retrospective or prospective application permitted. This ASU will be effective for the Company in its Form 10-K for fiscal 2022. The effects of this standard on the Company's consolidated financial statements are not expected to be material.

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

2021 transactions

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

Transaction costs

    For the years ended December 31, 2021, 2020 and 2019, the Company recognized aggregate transaction costs, including legal, accounting, valuation, and advisory fees, specific to the transactions identified above of $0.1 million, $0.0 million and $0.2 million, respectively. In addition, for the year ended December 31, 2021 the Company incurred transaction costs related to the Merger of $9.2 million. These transaction costs are recorded in the consolidated statements of operations within selling, general & administrative expenses.

FORTERRA, INC.
Consolidated Notes to Financial Statements

4. Receivables, net

    Receivables consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Trade receivables	$274,602	$195,997
Amounts billed, but not yet paid under retainage provisions	2,616	4,022
Other receivables	18,512	29,026
Total receivables	$295,730	$229,045
Less: Allowance for doubtful accounts	(1,874)	(1,097)
Receivables, net	$293,856	$227,948

The Company records provisions for doubtful accounts in selling, general and administrative expenses in the consolidated statements of operations. The table below summarizes the Company's allowance for doubtful accounts for the periods presented (in thousands):

Allowance for doubtful accounts
Balance at December 31, 2019	$(2,068)
Recovery on doubtful accounts	451
Write-offs and adjustments	520
Balance at December 31, 2020	$(1,097)
Provision for doubtful accounts	(1,049)
Write-offs and adjustments	272
Balance at December 31, 2021	$(1,874)

5. Inventories

    Inventories consist of the following at December 31, 2021 and December 31, 2020 (in thousands):

	December 31,
	2021	2020
Finished goods	$152,036	$145,872
Raw materials	110,548	76,322
Work in process	1,100	734
Total inventories	$263,684	$222,928

6. Investment in equity method investee

    The Company owns 50% of the Common Unit voting shares of Concrete Pipe & Precast LLC ("CP&P") and consequently, has recorded its investment in the Common Unit voting shares in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under the equity method of accounting.

    The Company's investment in the joint venture as of December 31, 2021 and 2020 was $49.3 million and $48.3 million, respectively, which is included within the Drainage Pipe & Products segment. At December 31, 2021, the difference between the amount at which the Company's investment is carried and the amount of the Company's share of the underlying equity in net assets of CP&P was approximately $12.9 million. The basis difference is primarily attributable to the value of land and equity method goodwill associated with the investment.

FORTERRA, INC.
Consolidated Notes to Financial Statements

    The following reflects the Company's distribution and earnings in the equity investment (in thousands):

	Year ended December 31,
	2021	2020	2019
Distribution received from CP&P	$(11,585)	$(13,039)	(11,039)
Share of earnings in CP&P	12,664	11,363	10,538
Amortization of excess fair value of investment	(72)	(72)	(72)

    Selected financial data for CP&P on a 100% basis is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Net sales	$173,926	$157,499	$152,740
Gross profit	44,352	41,245	40,369
Income from operations	25,060	23,172	21,720
Net income	24,737	22,642	20,844

The Company has entered into an agreement to sell its 50% interest in CP&P to the joint venture partner with such transaction conditioned upon, among other things, the closing of the Merger. See Note 1.

7. Property, plant and equipment, net

    Property, plant and equipment, net consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Machinery and equipment	$426,097	$410,436
Land, buildings and improvements	237,613	234,251
Other equipment	16,209	12,633
Construction-in-progress	43,276	26,073
Total property, plant and equipment	723,195	683,393
Less: accumulated depreciation	(264,514)	(232,311)
Property, plant and equipment, net	$458,681	$451,082

    Depreciation expense totaled $49.2 million, $48.2 million and $49.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in cost of goods sold and selling, general and administrative expenses in the consolidated statements of operations.

    As of December 31, 2021 and 2020, gross assets recorded under finance leases, consisting primarily of land and buildings, were $54.5 million and $55.6 million, respectively, and accumulated depreciation was $6.7 million and $5.9 million, respectively.

Impairments

    For the year ended December 31, 2021, the Company recorded asset impairment charges of $0.4 million for its property, plant and equipment. For the year ended December 31, 2020, the Company recorded asset impairment charges of $1.2 million for its property, plant and equipment. For the year ended December 31, 2019,

FORTERRA, INC.
Consolidated Notes to Financial Statements

the Company recorded asset impairment charges of $0.1 million for its property, plant and equipment. Asset impairments are included in impairment and exit charges on the consolidated statements of operations.

8. Goodwill and other intangible assets, net

    The Company has goodwill which has been recorded in connection with its acquisition of businesses. The following table summarizes the changes in goodwill by operating segment for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	Drainage Pipe & Products	Water Pipe & Products	Total
Balance at December 31, 2019	$190,466	$318,360	$508,826
Foreign currency and other adjustments	301	—	301
Balance at December 31, 2020	190,767	318,360	509,127
Acquisitions	759	—	759
Foreign currency and other adjustments	50	—	50
Balance at December 31, 2021	$191,576	$318,360	$509,936

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
    The Company performed its annual goodwill impairment test as of October 1st of each year. In 2021 and 2020, the fair value for all of our reporting units substantially exceeded their carrying value, and our annual qualitative assessment did not indicate that a more detailed quantitative test was necessary. In 2019, we performed the quantitative impairment test and concluded that the calculated fair value of the reporting units exceeded book value in all circumstances; therefore, no annual impairment charge was recorded.

FORTERRA, INC.
Consolidated Notes to Financial Statements

    Intangible assets other than goodwill at December 31, 2021 included the following (in thousands):

	Weighted average amortization period (in years)	Gross carrying amount as of December 31, 2021	Accumulated amortization	Net carrying value as of December 31, 2021
Customer relationships	10	$236,669	$(189,318)	$47,351
Trade names	10	39,657	(28,885)	10,772
Patents	11	23,629	(20,639)	2,990
Customer backlog	0.8	13,211	(13,211)	—
Non-compete agreements	5	17,178	(14,711)	2,467
Developed technology	17	6,354	(1,121)	5,233
Other	10	867	(575)	292
Total intangible assets		$337,565	$(268,460)	$69,105

Intangible assets other than goodwill at December 31, 2020 included the following (in thousands):

	Weighted average amortization period (in years)	Gross carrying amount as of December 31, 2020	Accumulated amortization	Net carrying value as of December 31, 2020
Customer relationships	10	$235,907	$(165,404)	$70,503
Trade names	10	39,390	(24,455)	14,935
Patents	11	23,629	(18,600)	5,029
Customer backlog	0.8	13,211	(13,211)	—
Non-compete agreements	5	17,172	(12,210)	4,962
Developed technology	17	$6,354	$(748)	5,606
Other	10	867	(493)	374
Total intangible assets		$336,530	$(235,121)	$101,409

    Amortization expense totaled $33.3 million, $41.3 million and $47.4 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.

    The estimated amortization expense relating to amortizable intangible assets for the next five years is as follows (in thousands):

Year ended	Intangible assets subject to amortization
2022	$24,203
2023	17,801
2024	12,818
2025	9,549
2026	670
Total	$65,041

FORTERRA, INC.
Consolidated Notes to Financial Statements

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
    The estimated carrying amount and fair value of the Company’s financial instruments measured and recorded at fair value on a recurring basis are as follows for the dates indicated (in thousands):

	Fair value measurements at December 31, 2021 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2021
Liabilities:
Derivative liability	$—	$194	$—	$194

	Fair value measurements at December 31, 2020 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2020
Liabilities:
Derivative liability	$—	$572	$—	$572

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

    The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

		Fair value measurements at December 31, 2021 using
	Carrying Amount December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2021
Non-current liabilities
Term Loan	$397,986	—	$402,357	—	$402,357
Senior Secured Notes	493,796	—	$530,690	—	530,690
Tax receivable agreement payable	55,908	—	—	34,697	34,697

FORTERRA, INC.
Consolidated Notes to Financial Statements

		Fair value measurements at December 31, 2020 using
	Carrying Amount December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value December 31, 2020
Non-current liabilities
Term Loan	$407,978	—	$415,386	—	$415,386
Senior Secured Notes	492,043		539,760		539,760
Tax receivable agreement payable	64,240	—	—	40,586	40,586

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

10.    Accrued liabilities

    Accrued liabilities consist of the following at December 31, 2021 and December 31, 2020 (in thousands):

	December 31,
	2021	2020
Accrued payroll and employee benefits	$53,517	$49,434
Short-term capital leases	17,767	17,009
Short-term operating leases	8,325	7,448
Accrued taxes	9,645	13,642
Accrued rebates	15,484	11,649
Warranty	3,987	7,069
Other miscellaneous accrued liabilities	7,958	9,442
Total accrued liabilities	$116,683	$115,693

FORTERRA, INC.
Consolidated Notes to Financial Statements

11. Debt and deferred financing costs

    The Company’s debt consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Term Loan, net of debt issuance costs and original issuance discount of $4,371 and $6,889, respectively	$397,986	$407,978
Senior Secured Notes, net of debt issuance costs and original issuance discount of $6,204 and $7,957, respectively	493,796	492,043
Total debt	$891,782	$900,021
Less: current portion debt	(12,510)	(12,510)
Total long-term debt	$879,272	$887,511

    As of December 31, 2021, Forterra had no borrowings under its $350 million asset based revolving credit facility under its ABL Credit Agreement dated October 25, 2016 (the “ABL Credit Agreement”) for working capital and general corporate purposes (“Revolver”), $402.4 million outstanding under its senior term loan facility (“Term Loan”) and $500 million senior secured notes due 2025 (the “Notes”).

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

    The Term Loan matures on October 25, 2023 and is subject to quarterly amortization equal to 0.25% of the initial principal amount. Interest accrues on outstanding borrowings thereunder at a rate equal to adjusted LIBOR (with a floor of 1.0%) or an alternate base rate (the base rate, which is the highest of the then current federal funds rate plus 0.50%, the prime rate most recently announced by the administrative agent under the Term Loan, and the one-month adjusted LIBOR plus 1.00%), in each case plus a margin of 3.00% or 2.00%, respectively. The weighted average interest rates for the Term Loan were 4.0% and 4.1% for the years ended December 31, 2021 and December 31, 2020, respectively.

    During the year ended December 31, 2020, the Company repurchased $696.0 million of the Term Loan before its maturity at a market value of $695.1 million. Consequently, the Company wrote off a proportionate share of debt issuance costs of $13.1 million and recognized a net loss of $12.2 million which was included in the consolidated statements of operations. During the year ended December 31, 2021, the Company didn't make any debt repurchases before its maturity.

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

Asset Based Revolving Facility

On June 17, 2020, the Company entered into a First Amendment (the “Amendment”) to the ABL Credit Agreement. The Amendment, among other things, (i) increased the size of the Revolver from $300 million to $350 million of aggregate commitments, with up to $330 million to be made available to the U.S. Borrowers and up to

FORTERRA, INC.
Consolidated Notes to Financial Statements

$20 million to be made available to the Canadian Borrowers (the allocation may be modified periodically at the Company's request), (ii) extended the maturity date of the Revolver to June 17, 2025, subject to earlier maturity if greater than $75.0 million of the Company’s Term Loan remains outstanding 91 days prior to the scheduled maturity of the term loan credit facility or any refinancing thereof, and (iii) modified the interest rates on outstanding borrowings under the Revolver to a rate equal to LIBOR or CDOR plus a margin ranging from 1.75% to 2.25% per annum, or an alternate base rate, Canadian prime rate or Canadian base rate plus a margin ranging from 0.75% to 1.25% per annum, in each case, based upon the average excess availability under the Revolver for the most recently completed calendar quarter and the Company’s total leverage ratio as of the end of the most recent fiscal quarter for which financial statements have been delivered. The Company incurred $2.6 million of fees and expenses in connection with this Amendment and recorded it to “Other Long-term Assets” in its consolidated balance sheet. In addition, for the year ended December 31, 2020, the Company wrote off $0.4 million of previously deferred issuance cost related to the banks that are no longer part of the ABL Credit Facility.

Subject to the conditions set forth in the ABL Credit Agreement, as amended, the Revolver may be increased by up to the greater of (i) $100.0 million and (ii) such amount as would not cause the aggregate borrowing base to be exceeded by more than $50.0 million. Borrowings under the Revolver may not exceed a borrowing base equal to the sum of (i) 100% of eligible cash, (ii) 85% of eligible accounts receivable and (iii) the lesser of (a) 75% of eligible inventory and (b) 85% of the orderly liquidation value of eligible inventory, with the U.S. and Canadian borrowings being subject to separate borrowing base limitations. The advance rates for accounts receivable and inventory are subject to increase by 2.5% during certain periods. As of December 31, 2021 and December 31, 2020, the Revolver had no outstanding borrowings. The weighted average interest rates for the borrowings under the Revolver were 2.75% and 2.00% for the years ended December 31, 2021 and December 31, 2020, respectively.

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

    In addition, Forterra pays a facility fee of between 20.0 and 32.5 basis points per annum based upon the utilization of the total Revolver. Availability under the Revolver, based on draws, outstanding letters of credit of $18.8 million, as well as allowable borrowing base as of December 31, 2021, was $317.9 million.

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

As of December 31, 2021, the Company was in compliance with all applicable covenants under the Revolver, the Term Loan, and the Notes.

FORTERRA, INC.
Consolidated Notes to Financial Statements

    As of December 31, 2021, scheduled maturities of long-term debt were as follows (in thousands):

	Total	Term Loan	Notes
2022	$12,510	$12,510	$—
2023	389,847	389,847	—
2024	—	—	—
2025	500,000	—	500,000
2026	—	—	—
	$902,357	$402,357	$500,000

12. Other long-term liabilities

    Other long-term liabilities consist of the following for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Workers' compensation	$13,687	$12,417
Legal	6,758	6,758
Social Security deferral	—	5,521
Long term bonus incentive plan	—	5,110
Employee benefits	3,322	3,322
Environmental remediation liability	1,223	1,535
Other miscellaneous long-term liabilities	2,311	2,255
	$27,301	$36,918

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

monthly interest rate swap settlements were included in net cash provided by (used in) operating activities in the consolidated statements of cash flows.

    The Company elects to present all derivative assets and derivative liabilities on a net basis on its consolidated balance sheets when a legally enforceable International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement exists. An ISDA Master Agreement is an agreement between two counterparties, which may have multiple derivative transactions with each other governed by such agreement, and such ISDA Master Agreement generally provides for the net settlement of all or a specified group of these derivative transactions, through a single payment, in a single currency, in the event of a default on, or affecting any, one derivative transaction or a termination event affecting all, or a specified group of, derivative transactions. At December 31, 2021 and 2020, the Company’s derivative instruments fall under an ISDA master netting agreement.

    The following table presents the fair values of derivative assets and liabilities in the balance sheets (in thousands):

	December 31, 2021
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$—	$—	$400,000	$194
Total derivatives, gross		—		194
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$—		$194

	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$—	$—	$400,000	$572
Total derivatives, gross		—		572
Less: Legally enforceable master netting agreements		—		—
Total derivatives, net		$—		$572

    The following table presents the effect of derivative instruments on the consolidated statements of operations (in thousands):

	Year ended December 31,	Year ended December 31,
	2021	2020
Derivatives not designated as hedges
Interest rate swaps
Gain / (loss) on derivatives not designated as hedges included in interest expense	378	(830)

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

    The components of lease expense were as follows (in thousands):

Lease cost	Classification	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease cost	Lease expense	$13,780	$15,613	$16,464
Finance lease cost
Amortization of leased assets	Depreciation, amortization, and accretion	2,266	2,259	2,276
Interest on lease liabilities	Interest expense	19,504	18,954	18,528

Lease term and discount rate	December 31, 2021	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	14.9 years	15.7 years	15.5 years
Finance leases	30.8 years	31.7 years	33.1 years
Weighted-average discount rate (%)
Operating leases	12.4%	12.6%	12.6%
Finance leases	12.3%	12.3%	12.3%

    Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in lease liabilities
Operating cash flows related to operating leases	$12,783	$14,515	$14,945
Operating cash flows related to finance leases	17,149	16,621	16,090
Financing cash flows related to finance leases	852	805	583
Leased assets obtained in exchange for new finance lease liabilities	11	3,456	180
Leased assets obtained in exchange for new operating lease liabilities	5,450	2,032	4,925

    Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification	December 31, 2021	December 31, 2020
Operating leases
Right of use assets	Operating lease right-of-use assets	$52,808	$54,379
Operating lease liabilities - current portion	Accrued liabilities	(8,325)	(7,448)
Operating lease liabilities - long term portion	Long-term operating lease liabilities	(49,814)	(50,943)
Finance leases
Finance lease assets	Property, plant and equipment, net	49,222	51,360
Finance lease liabilities - current portion	Accrued liabilities	(17,767)	(17,009)
Finance lease liabilities - long term portion	Long-term finance lease liabilities	(142,940)	(142,195)

FORTERRA, INC.
Consolidated Notes to Financial Statements

    As of December 31, 2021, maturities of lease liabilities were as follows (in thousands):

	Operating leases	Finance leases	Total
2022	$12,501	$18,245	$30,746
2023	12,007	18,372	30,379
2024	11,144	18,605	29,749
2025	10,320	18,809	29,129
2026	8,808	18,531	27,339
Thereafter	91,628	616,567	708,195
Total lease payments	146,408	709,129	855,537
Less: imputed interest	(88,269)	(548,422)	(636,691)
Present value of lease liabilities	$58,139	$160,707	$218,846

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

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

    See Note 14 for lease expense relating to the years ended December 31, 2021, 2020 and 2019.

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

Derivative Action

    On January 15, 2019, a putative shareholder derivative complaint captioned Lee v. Bradley, et al., was filed in the United States District Court for the District of Delaware, naming as defendants certain of the Company’s current and former directors and officers (the "Lee Action"). The complaint alleges the defendants violated Section 14A of the Securities and Exchange Act of 1934, as amended, and related rules by failing to make certain disclosures in the Company's proxy solicitation in advance of the 2017 Annual Meeting of Stockholders, and that defendants breached their fiduciary duties, wasted corporate assets, and committed constructive fraud. The complaint also asserts unjust enrichment claims against certain defendants. The complaint seeks, on behalf of the Company, unspecified damages, an order directing the return of certain payments to the defendants, certain injunctive relief, and reasonable costs and attorneys' fees. After initially staying the case until the court in a prior, unrelated securities class action suit that has now been settled ruled on the motion to dismiss in that case, on December 11, 2019, the court in the Lee Action entered a Stipulation and Order consolidating the Lee Action and another derivative action filed in the same court into a single case (the "Consolidated Lee Action"), and providing a schedule for filing of an amended complaint and motions to dismiss, which has been further extended by agreement of the parties. A mediation of the dispute was held on June 12, 2020 but was not successful in resolving the dispute. Plaintiffs filed an amended complaint in August 2020 and Defendants filed a motion to dismiss the complaint in September 2020, which is now fully briefed and before the court. In light of the Company’s entry into the Merger Agreement, the parties agreed that the action should be stayed pending the completion of the Merger, and the Court has entered an order staying the Lee Action until the later of the date the merger is completed or April 1, 2022, unless the merger agreement is terminated, in which case the parties must inform the court.

FORTERRA, INC.
Consolidated Notes to Financial Statements

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

Long-term incentive plan

    Following the Acquisition, Lone Star implemented a cash-based long term incentive plan (the “LTIP”), which entitles the participants in the LTIP a potential cash payout upon a monetization event as defined by the LTIP. Potential monetization events include the sale, transfer or otherwise disposition of all or a portion of the Company or successor entities of LSF9, an initial public offering where Lone Star sells/reduces its ownership in the Company or successor entities of LSF9, or through certain cash distribution as defined in the LTIP. Before the payout of any cash the LTIP requires Lone Star realize in cash the full return of their investment plus a specified internal rate of return, which is calculated by comparing the return to Lone Star over the timeline of its investment in the Company and certain successor entities of LSF9. As of December 31, 2021, no such monetization events that meet the required return for an LTIP payment have occurred, and therefore no amounts were accrued in the accompanying consolidated balance sheet. While no payments have occurred thus far, payments under the LTIP could be significant depending upon future monetization events. The timing and

FORTERRA, INC.
Consolidated Notes to Financial Statements

amount of such payments are unknown and is dependent upon future monetization events and market conditions that are outside of the control of the Company or the participants of the plan. Subsequent to the IPO, Forterra became directly liable for any payment obligations triggered under the LTIP, but LSF9 or one of its affiliates will remain obligated to make payments to the Company in amounts equal to any payment obligations triggered under the LTIP as and when such payment obligations are triggered. It is expected that if the Merger is completed under the terms of the Merger Agreement, the Merger will constitute a Liquidity Event that will trigger certain payments under the terms of the LTIP.

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

    For purposes of the TRA, the aggregate reduction in income tax payable by the Company will be computed by comparing the Company's actual income tax liability with its hypothetical liability had it not been able to utilize the related tax benefits. The agreement will remain in effect for the period of time in which all such related tax benefits remain. The Company accounts for potential payments under the tax receivable agreement as a contingent liability, with amounts accrued when considered probable and reasonably estimable. The liabilities recorded by the Company for the tax receivable agreement at December 31, 2021 and December 31, 2020 were $55.9 million and $64.2 million, respectively. The timing and amount of future tax benefits associated with the TRA are subject to change, and additional payments may be required which could be materially different from the current accrued liability. The Company anticipates that it will have sufficient taxable income in future periods to realize the full value of the obligation recorded. Future tax receivable agreement payments related to the tax basis of assets at the time of the IPO will be recorded as a reduction to the liability and will be recorded as a financing activity in the consolidated statements of cash flows. For the years ended December 31, 2021 and December 31, 2020, the Company paid $8.3 million and $13.1 million, respectively on the TRA to Lone Star. It is expected that if the Merger is completed under the terms of the Merger Agreement, payments to Lone Star will continue to be made by the surviving entity under the Merger Agreement according to the terms of the TRA.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

    The calculations of the basic and diluted EPS for the years ended December 31, 2021, 2020 and 2019 are presented below (in thousands, except per share data):

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$116,317	$64,486	$(7,331)
Earnings allocated to unvested restricted stock	—	40	—
Earnings (loss) allocated to common shareholders	$116,317	$64,446	$(7,331)

Common stock:
Weighted average basic shares outstanding	66,719	65,260	64,232
Effect of dilutive securities	2,925	2,943	—
Weighted average diluted shares outstanding	69,644	68,203	64,232

Basic earnings (loss) per share:
Net income	$1.74	$0.99	$(0.11)
Diluted earnings per share:
Net income	$1.67	$0.94	$(0.11)

    Potential dilutive common shares were anti-dilutive as a result of the Company's net loss for the year ended December 31, 2019. As a result, basic weighted average shares were used in the calculations of basic earnings per share and diluted earnings per share for those periods.

    The number of stock options and restricted shares that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the years ended December 31, 2021, 2020 and 2019 was none , 213,413 and 2,192,048, respectively.

18.    Employee benefit plans

Defined Contribution Plans

    The Company’s employees are able to participate in a 401K defined contribution plan. The Company contributes funds into this plan subject to certain limits. For the years ended December 31, 2021, December 31, 2020, and December 31, 2019, the Company recorded an expense of $10.8 million, $13.0 million and $7.0 million, respectively.

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
    In accordance with ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expense over the requisite service period for the entire award, which is generally the maximum vesting period of the award or over a shorter period when employee retirement eligibility is a factor, in an amount equal to the fair value of share-based payments, which include stock options granted and restricted stock awards to employees and non-employees members of Forterra's Board of Directors. The Company records stock-based compensation expense in cost of goods sold and selling, general, and administrative expenses. Stock-based compensation expense was approximately $8.7 million, $9.5 million and $7.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Stock Option Grants

    The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. There were no stock option grants in the year ended December 31, 2021. The Company utilized the following weighted-average assumptions in estimating the fair value of the option grants in the years ended December 31, 2020 and December 31, 2019:

	2020	2019
Expected dividends	—%	—%
Expected volatility	67.00%	32.08%
Risk-free interest rate	1.63%	2.43%
Expected lives in years	6	6
Weighted-average fair value of options:
Granted at fair value	$8.90	$1.54
Weighted-average exercise price of options:
Granted at fair value	$14.63	$4.29

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

    A summary of the status of the Company's stock options is presented below:

	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding, December 31, 2019	3,673,096	$6.50
Granted	2,248	$14.63
Exercised	(366,814)	$6.61
Forfeited	(231,360)	$7.82
Outstanding, December 31, 2020	3,077,170	$6.39
Exercised	(653,624)	$7.73
Outstanding, December 31, 2021	2,423,546	$6.03
Options vested or expected to vest at year end	2,423,546	$6.03
Options exercisable at year end	1,992,254	$6.41
    As of December 31, 2021, the Company has approximately $0.1 million of unrecognized stock option compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 0.2 years.

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

    During 2021, the Company granted 0.5 million restricted stock units which were time-vested restricted stock units. During 2020, the Company granted 0.8 million restricted stock units consisting of 0.6 million time-vested restricted stock units and 0.2 million performance-based restricted stock units. During the first quarter of 2022, in connection with the Merger Agreement, the Company certified actual performance achieved of the performance-based restricted stock units granted in 2020. Such performance-based restricted stock units remain subject to time-based vesting requirements. During 2019, the Company granted 2.6 million restricted stock units consisting of 1.2 million time-vested restricted stock units and 1.4 million performance-based restricted stock units.  The performance-based restricted stock units granted in 2019 vest in tranches based on the 20-day volume weighted average price of FRTA common stock based on a grant date market condition. If the performance condition is achieved, one-fourth of the tranche will vest immediately and the remainder of the tranche will be time-vested over one year from the date the performance condition was met. The Company accounts for the time-vested and performance-based restricted stock units as equity awards.

FORTERRA, INC.
Consolidated Notes to Financial Statements

    The following table summarizes the activity for restricted stock and restricted stock units:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested balance at December 31, 2019	2,157,642	$5.11
Grants	792,090	$8.87
Vested shares	(1,201,617)	$8.91
Forfeitures	(156,237)	$7.06
Unvested balance at December 31, 2020	1,591,878	$6.60
Grants	498,239	$23.45
Vested shares	(887,579)	$5.63
Forfeitures	(4,650)	$15.74
Unvested balance at December 31, 2021	1,197,888	$14.28

    At December 31, 2021, there was $9.7 million of total unrecognized compensation cost related to unvested restricted stock and restricted stock units and that cost is expected to be recognized over a weighted average period of 1.4 years.

20.    Income taxes

    The Company’s income (loss) from continuing operations before income taxes was as follows (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2021	2020	2019
U.S. companies	$129,276	$61,146	$(21,557)
Foreign companies	25,710	11,800	10,947
Income (loss) from continuing operations before income taxes	$154,986	$72,946	$(10,610)

FORTERRA, INC.
Consolidated Notes to Financial Statements

    The income tax (expense) benefit was as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Current income tax
U.S. companies	$(21,495)	$(16,203)	$(9,510)
State	(7,389)	(6,802)	(4,260)
Foreign companies	(5,716)	(4,694)	(3,018)
Total current tax expense	(34,600)	(27,699)	(16,788)

Deferred income tax
U.S. companies	(3,616)	922	16,180
State	376	15,506	4,232
Foreign companies	(829)	2,811	(345)
Total deferred tax (expense) benefit	(4,069)	19,239	20,067

Income tax (expense) benefit	$(38,669)	$(8,460)	$3,279

    The rate reconciliation for continuing operations presented below is based on the U.S. federal statutory tax rate of 21% for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 because the predominant business activity is in the U.S. (in thousands):

	Year ended December 31,
	2021	2020	2019
Income (loss) from continuing operations	$154,986	$72,946	$(10,610)

Income tax (expense) benefit at statutory rate of 21%	$(32,547)	$(15,319)	$2,228
State income taxes, net of federal (expense) benefit	(6,026)	(3,449)	113
Tax effect of equity and non-deductible executive compensation	721	(1,682)	(1,507)
Meals and entertainment and other non-deductible expenses	(370)	(516)	(763)
Change in valuation allowance	316	11,839	1,927
Other prior year adjustments	(310)	968	1,311
Other	(453)	(301)	(30)
Total income tax (expense) benefit	$(38,669)	$(8,460)	$3,279

The income tax expense for the year ended December 31, 2021 is primarily attributable to statutory federal, state and international income tax expense on continuing operations.

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

    Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. The net deferred tax asset (liability) balances were comprised of the following components as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Inventory	$6,874	$6,670
Reserves	6,018	7,419
Accrued liabilities	5,966	8,034
Net operating losses	2,868	3,909
Capitalized transaction costs	5,580	3,513
Finance leases	54,564	53,794
Tax receivable agreement	1,616	1,618
Other assets	3,496	3,769
Total deferred tax assets	86,982	88,726
Valuation allowance	(1,359)	(1,675)
Total deferred tax assets, net	$85,623	$87,051
Deferred tax liabilities:
Fixed assets	$(60,616)	$(53,386)
Lease assets	(23,053)	(23,742)
Intangible assets	(10,116)	(13,931)
Other liabilities	(5,538)	(5,663)
Total deferred tax liabilities	$(99,323)	$(96,722)

Net deferred tax asset (liability)	$(13,700)	$(9,671)

    As of December 31, 2021, the Company had tax loss carryforwards as follows (in thousands):

	Amount	Expiration Date
Federal net operating losses	$—	—
State net operating losses	$29,784	2022-2040
Foreign net operating losses	$4,873	2031-2040

FORTERRA, INC.
Consolidated Notes to Financial Statements

Uncertain tax positions

The Company is subject to audit examinations at federal, state, local, and foreign levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any tax return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcomes of these challenges are subject to uncertainty. The Company’s U.S. federal income tax audit for the years ended December 31, 2016 and 2017 was finalized in 2020 with no changes identified for either period, respectively. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.

    Each period the Company assesses uncertain tax positions for recognition, measurement and effective settlement. Based on the Company's assessment, it determined that no liabilities for uncertain tax positions should be recorded as of December 31, 2021 and 2020.

21.    Segment reporting

    Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in order to allocate resources and assess performance. The Company's Chief Executive Officer is its CODM. The Corporate and Other segment includes expenses related to certain executive salaries, interest costs related to the Company's credit agreements, acquisition related costs, and other corporate costs that are not directly attributable to the Company's operating segments. The Company's segments follow the same accounting policies as the Company. During the year ended December 31, 2020, the Company moved its concrete and steel pressure pipe business from the Water Pipe & Products segment to the Drainage Pipe & Products segment to better align with how the CODM manages the businesses. Information regarding the prior year ended December 31, 2019 has been restated as compared to how it was originally presented in the Company's 2019 Form 10-K to conform with the re-segmentation, which resulted in an immaterial impact to the year ended December 31, 2019 segment information. There were no changes to the information as reported in the Company's 2020 Form 10-K.

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

    The following tables set forth the disaggregation of revenue earned from contracts with customers based on the Company's reportable segments as well as other financial information attributable to the Company's reportable segments for the periods presented (in thousands):

FORTERRA, INC.
Consolidated Notes to Financial Statements

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2021	2020	2019
Net sales:
Drainage Pipe & Products	$993,464	$887,420	$913,033
Water Pipe & Products	864,806	707,086	616,719
Corporate and Other	—	—	—
Total	$1,858,270	$1,594,506	$1,529,752

Depreciation and amortization:
Drainage Pipe & Products	$31,136	$33,420	$38,260
Water Pipe & Products	48,575	53,885	57,547
Corporate and Other	2,845	2,191	1,451
Total	$82,556	$89,496	$97,258

Segment EBITDA and reconciliation to income (loss) before income taxes:
Drainage Pipe & Products	$239,860	$187,547	$173,006
Water Pipe & Products	150,412	145,451	82,831
Corporate and Other	(77,754)	(90,666)	(74,219)
Less: Interest expense	(74,976)	(79,890)	(94,970)
Depreciation and amortization	(82,556)	(89,496)	(97,258)
Income (loss) before income taxes	$154,986	$72,946	$(10,610)

Capital expenditures:
Drainage Pipe & Products	$38,287	$17,066
Water Pipe & Products	25,886	19,500
Corporate and Other	3,138	1,039
Total	$67,311	$37,605

Total assets:
Drainage Pipe & Products	$875,298	$821,547
Water Pipe & Products	836,165	795,292
Corporate and Other	62,570	41,324
Total	$1,774,033	$1,658,163

    In addition, the Company also has an investment in an equity method investee included in the Drainage Pipe & Products segment for which earnings from equity method investee were $12.6 million, $11.3 million and $10.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, and with the following balances (in thousands):

	December 31,
	2021	2020
Investment in equity method investee	$49,292	$48,285

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

Property, plant, and equipment, net:	December 31,
	2021	2020
United States	$411,915	$409,338
Canada	38,824	33,250
Mexico	7,942	8,494
	$458,681	$451,082

Net Sales:	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2021	2020	2019
United States	$1,752,627	$1,513,925	$1,448,492
Canada	91,936	71,906	73,270
Mexico	13,707	8,675	7,990
	$1,858,270	$1,594,506	$1,529,752

22. Related party transactions

CP&P

    The Company sold certain goods and services to its joint venture, CP&P, including spare parts for repairs, and property rentals. For the year ended December 31, 2021, Forterra sold $1.2 million of product to CP&P and purchased goods and services from CP&P for an amount of $0.4 million. For the year ended December 31, 2020, the Company sold $1.4 million of product to CP&P and received $1.0 million in exchange for purchased goods and services from CP&P. For the year ended December 31, 2019, Forterra sold $0.4 million of product to CP&P and purchased $0.5 million of goods and services from CP&P.

Master Builders Solutions US, LLC

    During the year ended December 31, 2021, Forterra purchased goods from Master Builders Solutions US, LLC, an affiliate of Lone Star, for an amount of $0.9 million. During the year ended December 31, 2020, Forterra sold $0.1 million of product to Master Builders Solutions US, LLC, and purchased goods from Master Builders Solutions US, LLC for an amount of $0.9 million.

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

FORTERRA, INC.
Consolidated Notes to Financial Statements

23.   Quarterly financial data (unaudited)

    The following is a summary of the quarterly results of operations:

Year ended December 31, 2021:
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$368,114	$492,800	$526,640	$470,716
Cost of goods sold	285,850	373,228	410,072	368,722
Gross profit	82,264	119,572	116,568	101,994
Income from continuing operations before taxes	23,175	48,130	49,469	34,212
Net income	18,676	36,065	35,768	25,808
Basic earnings per share:
Net income	$0.28	$0.54	$0.53	$0.39
Diluted earnings per share:
Net income	$0.27	$0.52	$0.51	$0.37

Year ended December 31, 2020:
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$330,876	$426,186	$457,557	$379,887
Cost of goods sold	272,134	320,607	331,284	293,808
Gross profit	58,742	105,579	126,273	86,079
Income (loss) from continuing operations before taxes	(13,988)	34,570	38,751	13,613
Net income (loss)	(14,066)	27,115	28,827	22,610
Basic earnings (loss) per share:
Net income (loss)	$(0.22)	$0.42	$0.44	$0.34
Diluted earnings (loss) per share:
Net income (loss)	$(0.22)	$0.40	$0.42	$0.33

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2021.

Based on the evaluation referenced above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Management assessed the Company's internal control over financial reporting as of December 31, 2021 using the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that as of December 31, 2021, our internal control over financial reporting was effective.

    Ernst & Young LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report included below.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have a materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forterra, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Forterra, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Forterra, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP

Dallas, Texas
March 1, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2021.

Item 11. Executive Compensation

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

    The following table summarizes, as of December 31, 2021, information with respect to (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance, in each case under our 2016 Stock Incentive Plan or 2018 Stock Incentive Plan. We do not have any equity compensation plans not approved by security holders.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	2,423,546	$6.03	2,839,000

All other information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this Item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2021.

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

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated February 19, 2021, by and among Quikrete Holdings, Inc., Jordan Merger Sub, Inc. and Forterra, Inc.	(r)

2.2	Membership Interest Purchase Agreement dated November 24, 2021 by and among Forterra Pipe & Precast, LLC, Eagle Corporation and Quikrete Holdings, Inc.	*

2.3	Asset Purchase Agreement dated December 13, 2021, by and among Forterra Pipe & Precast, LLC, Hydro Conduit, LLC d/b/a Rinker Materials and Foley Products Company	*

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(d)

3.2	Amended and Restated Bylaws of the Registrant.	(b)

4.1	Registration Rights Agreement dated as of October 19, 2016 between Forterra, Inc. and LSF9 Concrete Mid-Holdings Ltd.	(b)

4.2	Form of Certificate of Common Stock of the Registrant.	(e)

4.3	Indenture, dated as of July 16, 2020 among Forterra Finance, LLC, FRTA Finance Corp., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	(p)

4.4	Form of Global Note for 6.50% Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 4.3 hereto).	(p)

4.5	Description of Registrant's Securities	*

10.1	Amended and Restated Master Land and Building Lease dated June 5, 2018 between Pipe Portfolio Owner (Multi) LP and Forterra Pipe & Precast LLC and certain affiliates.	(l)

10.2	Amended and Restated Master Land and Building Lease dated June 5, 2018 between FORT-NOM HOLDINGS (ONQC) INC. and Forterra Pipe & Precast, Ltd.	(l)

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
(s)

21.1	Subsidiaries of the Registrant.	*

23.1	Consent of Ernst & Young LLP.	*

23.2	Consent of Moss Adams LLP.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	^

99.1	Financial Statements of Concrete Pipe & Precast, LLC as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	*

104	Cover Page Interactive Data File – The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in Inline XBRL (included as Exhibit 101).	*

*	Filed herewith
#	Denotes management compensatory plan or arrangement
^	Exhibit 32.1 shall not be deemed filed with the SEC, nor shall it be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(a)	Previously filed on July 8, 2016 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(b)	Previously filed on August 15, 2016 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(c)	Previously filed on September 8, 2016 as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(d)	Previously filed on October 7, 2016 as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(e)	Previously filed on October 17, 2016 as an exhibit to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-212449) and incorporated herein by reference.
(f)	Previously filed on November 11, 2016 as an exhibit to the Company’s Current Report on Form 8-K/A and incorporated herein by reference.
(g)	Previously filed on January 10, 2017 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-215504) and incorporated herein by reference.
(h)	Previously filed on March 31, 2017 as an exhibit to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and incorporated herein by reference.
(i)	Previously filed on May 15, 2017 as an exhibit to the Company Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 and incorporated herein by reference.
(j)	Previously filed on September 7, 2017 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(k)	Previously filed on December 20, 2017 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(l)	Previously filed on June 11, 2018 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(m)	Previously filed on April 20, 2018 as an exhibit to the Company's Definitive Proxy Statement and incorporated herein by reference.
(n)	Previously filed on May 23, 2019 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(o)	Previously filed on Jun 24, 2019 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(p)	Previously filed on July 17, 2020 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(q)	Previously filed on February 27, 2020 as an exhibit to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference.
(r)	Previously filed on February 22, 2021 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(s)	Previously filed on July 28, 2020 as an exhibit to the Company Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 and incorporated herein by reference.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTERRA, INC.
(Registrant)

	/s/ Karl Watson, Jr.	March 1, 2022
By:	Karl Watson, Jr.
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Karl Watson, Jr.	Chief Executive Officer and Director	March 1, 2022
Karl Watson, Jr.	(Principal Executive Officer)

/s/ Charles R. Brown, II	Executive Vice President and Chief Financial Officer	March 1, 2022
Charles R. Brown, II	(Principal Financial Officer, Principal Accounting Officer)

/s/ Chris Meyer	Chairman of the Board, Director	March 1, 2022
Chris Meyer

/s/ Richard Cammerer, Jr.	Director	March 1, 2022
Richard Cammerer, Jr.

/s/ Rafael Colorado	Director	March 1, 2022
Rafael Colorado

/s/ Maureen Harrell	Director	March 1, 2022
Maureen Harrell

/s/ Chad Lewis	Director	March 1, 2022
Chad Lewis

/s/ Clint McDonnough	Director	March 1, 2022
Clint McDonnough

/s/ John McPherson	Director	March 1, 2022
John McPherson

/s/ Jacques Sarrazin	Director	March 1, 2022
Jacques Sarrazin